Form 10QSB
period 1996-06-30
ASHTON TECHNOLOGY GROUP INC
filed 1996-08-19
CIK 1003740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Quarter Ended                       Commission File Number
       JUNE 30, 1996                                      3331182
       -------------                                      -------


                        THE ASHTON TECHNOLOGY GROUP, INC.
                        ---------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                     22-6650372
        --------                                     ----------
(STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

    10420 LITTLE PATUXENT PARKWAY, SUITE 490, COLUMBIA, MARYLAND   21044-3559
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          Issuer's telephone number, including area code:  410-715-6800

                                 NOT APPLICABLE
                                 --------------
                 (FORMER NAME, FORMER ADDRESS  AND FORMER FISCAL
                       YEAR IF CHANGED SINCE LAST REPORT)


Number of shares of common stock outstanding on June 30, 1996:  7,562,500
                                                                ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                      -----  -----

                        THE ASHTON TECHNOLOGY GROUP, INC.

                               INDEX - FORM 10-QSB

                                  JUNE 30, 1996



PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets - June 30, 1996 and March 31,
             1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

             Consolidated Statements of Operations -
             For the Three Months Ended June 30, 1996 and 1995 . . . . . .   5

             Consolidated Statements of Cash Flows -
             For the Three Months Ended June 30, 1996 and 1995 . . . . . .   6

             Notes to Unaudited Consolidated Financial Statements. . . . .   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .   8


PART II - OTHER INFORMATION

ITEMS 1 THROUGH 5 HAVE  BEEN OMITTED SINCE THE ITEMS ARE EITHER
INAPPLICABLE OR THE ANSWER IS NEGATIVE . . . . . . . . . . . . . . . . . .   9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .   9

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 1996 AND MARCH 31, 1996


                            ASSETS                JUNE 30, 1996  MARCH 31, 1996

Current Assets:                                     (UNAUDITED)        (AUDITED)
                                                     ---------          -------
   Cash and cash equivalents                        $5,591,927       $   31,021
   Contracts receivable, net of allowance for
    doubtful accounts                                  815,831             -
   Prepayments and other current assets                349,976             -
                                                    ----------       ----------

      Total Current Assets                           6,757,734           31,021

Property and equipment, net                            398,033           21,359
Deferred offering costs                                   -             614,856
Investment in unconsolidated investee                     -             708,844
Goodwill, net                                          611,633             -
Other assets                                            21,461           27,590
                                                    ----------       ----------

         TOTAL ASSETS                               $7,788,861       $1,403,670
                                                    ----------       ----------
                                                    ----------       ----------


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

   Accounts payable and accrued expenses            $  464,207       $1,067,429

   Notes payable to stockholders                        43,430        1,244,771
                                                    ----------       ----------
   Total current liabilities                           507,637        2,312,200
                                                    ----------       ----------
   Long-term debt                                                       650,000
                                                    ----------       ----------
   Total liabilities                                   507,637        2,962,200
                                                    ----------       ----------
Minority interest                                      255,569            -
Commitments and contingencies

Stockholders' Equity (Deficiency)
   Preferred stock - $.01 par value                       -                -

   Common Stock - $.01 par value                        75,625           52,900

   Warrants outstanding, exercise price of $5.85       618,125             -

   Additional paid-in capital                        9,898,192        1,341,109

   Treasury Stock                                        -             (300,000)

   Accumulated deficit                              (3,566,287)      (2,652,539)
                                                    ----------       ----------
   Total stockholders' equity (deficiency)           7,025,655       (1,558,530)
                                                    ----------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)                        $7,788,861       $1,403,670
                                                    ----------       ----------
                                                    ----------       ----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30,1996 AND 1995


                                                       1996             1995
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------

Revenues                                            $1,413,645       $     -
                                                    ----------       ----------

Costs and expenses:
   Cost of revenues                                  1,060,504             -
   Development costs                                   380,277             -
   Selling, general and administrative expenses        790,149           10,000
                                                    ----------       ----------

      Total costs and expenses                       2,230,930           10,000
                                                    ----------       ----------

Interest income, net                                     6,743             -

Minority interest in earnings of subsidiary            (31,706)            -
                                                    ----------       ----------

Loss before provision for income taxes                (842,248)            -

Provision for income taxes                             (71,500)            -
                                                    ----------       ----------

Net loss                                             $(913,748)      $  (10,000)
                                                    ----------       ----------
                                                    ----------       ----------

Net loss per common share                           $    (0.13)      $     -
                                                    ----------       ----------
                                                    ----------       ----------

Weighted average number of common shares
 outstanding                                         6,777,234        5,328,900
                                                    ----------       ----------
                                                    ----------       ----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                         1996              1995
                                                    (UNAUDITED)      (UNAUDITED)
                                                     ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(913,748)        $(10,000)
Adjustments to reconcile net loss to net
 cash used in operating activities, net
 of acquired business in 1996:
   Depreciation and amortization                       120,384
Changes in operating assets and liabilities-
Decrease in contracts receivable, net                  152,381            -
Increase in prepayments and other                     (274,727)           -
Decrease in accounts payable and accrued expenses   (1,034,527)
                                                    ----------       ----------
                                                    (1,036,489)           -
                                                    ----------       ----------
Net cash used in operating activities               (1,950,237)         (10,000)
                                                    ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                           (298,202)            -
   Cash paid for acquisition of CSI,
    net of cash acquired                              (483,728)        (667,524)
   Increase in minority interest                        31,706             -
                                                    ----------       ----------
      Net cash used in investing activities           (750,224)        (667,524)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance costs for initial public offering         (282,001)            -
   Proceeds from initial public offering            10,394,709             -
   Proceeds from notes payable                         250,000          677,524
   Payment of notes payable                         (2,101,341)            -
                                                    ----------       ----------
      Net cash provided by financing activities      8,261,367          677,524
                                                    ----------       ----------

      NET INCREASE IN CASH AND CASH EQUIVALENTS      5,560,906             -

Cash and cash  equivalents, beginning of year       $   31,021             -
                                                    ----------       ----------
Cash and cash  equivalents, end of year             $5,591,927       $     -
                                                    ----------       ----------
                                                    ----------       ----------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the three months ended June 30, 1996 include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC") and Computer Science Innovations, Inc. ("CSI-Registered Trademark-") (collectively, the "Company"). The financial statements for the quarter ended June 30, 1995 represent the accounts of Ashton. On October 25, 1995, Ashton acquired 80% of the common stock of UTTC and on May 2, 1996, Ashton purchased additional shares of CSI-Registered Trademark- which enabled the Company to own 80% of both classes of CSI's-Registered Trademark- common stock. These business combinations have been accounted for as a purchase. Prior to June 30, 1995, Ashton had an investment in CSI-Registered Trademark- that was accounted for using the equity method.

     The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's 10-KSB for the fiscal year ended March 31, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INITIAL PUBLIC OFFERING OF STOCK

     On May 2, 1996, Ashton's previously filed Registration Statement on Form SB-2 became effective and the Company completed an initial public offering (the "Offering") of 2,150,000 shares of common stock at an offering price of $4.50 per share and 2,150,000 warrants at $.25 per warrant. The common stock and the warrants are separately tradable. The Company granted to the underwriters the right to exercise over-allotment options of 322,500 shares of common stock and/or 322,500 warrants at the public offering rate, within 45 days of May 2, 1996. On May 7, 1996, the underwriters exercised the over-allotment options and offered an additional 322,500 shares of common stock and 322,400 warrants to the public at $4.50 per share and $.25 per warrant. As a result of the initial public offering, the Company received net proceeds of $10,394,709 and increased its total shares of common stock and warrants outstanding by 2,472,500 each. The net proceeds from the Offering were used to repay all notes payable to stockholders, long-term debt and related accrued interest in existence through the date of the Offering and provide working capital. The net proceeds were also used to purchase the additional shares of CSI-Registered Trademark-stock and provide the Company with additional working capital.

     Concurrent with the initial public offering, the Company registered 760,000 additional warrants to purchase common stock. The warrants were issuable automatically upon the completion of the offering in exchange for the already existing outstanding common stock shares.

3.   ACQUISITIONS

     On June 6, 1996, a Memorandum of Principal Points to be included in a Proposed Agreement between Ashton and Information Security Systems Incorporated (ISSI) was executed. The Memorandum stated that 100% of the shares of ISSI were to be exchanged for 300,000 shares of Common Stock of Ashton's subject to certain conditions including the negotiation of a Definitive Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FIRST QUARTER OF FISCAL 1997 COMPARED TO FIRST QUARTER OF FISCAL 1996.

         The results of operations for the first quarter of fiscal 1997 are not comparable to the first quarter of fiscal 1996 because 1996 includes the accounts of Ashton only, while 1997 includes the accounts of Ashton and its subsidiaries, UTTC and CSI-Registered Trademark-.

         Revenues and the related cost of revenue are exclusively from CSI-Registered Trademark- as Ashton and UTTC have not yet generated revenue. These revenues are derived from the execution of CSI's-Registered Trademark- long-term contracts.

         During the quarter ended June 30, 1996, the Company incurred $380,227 of development costs on a consolidated basis. Ashton and UTTC incurred $210,885 and $169,392 of development costs, respectively. CSI-Registered Trademark- did not incur any development costs during the first quarter of fiscal 1997. Ashton's development costs were for the design and development of Ashton Technology Encryption
         Devices ("ATED"). UTTC's development costs were for the development of the Universal Trading System-TM- (the "UTS-TM- system").

         During the quarter ended June 30, 1996, the Company incurred $790,149 of selling, general and administrative costs on a consolidated basis. Ashton incurred $524,391 of selling, general and administrative costs which include $162,278 of labor costs, $125,616 of directors and officers insurance and $72,500 of market research expense. UTTC incurred $146,730 of selling, general and administrative costs which include $69,194 of labor costs. CSI-Registered Trademark- incurred $119,028 of selling, general and administrative costs.

         Liquidity: The Company believes that it has sufficient liquid assets to sustain operations for the remainder of fiscal year 1997 and beyond. At June 30, 1996, the Company had cash and cash equivalents of $5,591,927. Company's Completed Offering in May 1996 has provided it with working capital that is expected to be sufficient until it is able to generate revenues to cover its operating costs. Management expects to generate revenues by the end of the third fiscal quarter of 1997 from the commencement of the UTS-TM- on-line transaction system. Management also plans to generate revenue through corporate acquisitions and the development of alternative uses to its technology. Management believes that the revenue generating events described above, plus the profitable operations of CSI-Registered Trademark-, will enable the Company to maintain sufficient working capital.

                           PART II - OTHER INFORMATION

         (ITEMS 1 THROUGH 5 HAVE BEEN OMITTED SINCE THE ITEMS ARE EITHER
                     INAPPLICABLE OR THE ANSWER IS NEGATIVE)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits
             Exhibit 11 - Earnings per share computation.
             Exhibit 27 - Financial Data Summary
         (B) Reports on Form 8-K
             - June 18, 1996 - Letter for Changes in Registrant's Certifying Accountant