Form 10QSB
period 1996-09-30
ASHTON TECHNOLOGY GROUP INC
filed 1996-11-21
CIK 1003740

CW&T Draft - 11/19/96
                           Privileged and Confidential

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

    (Mark One)
       [X]               QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996.

       [ ]               TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                   -----------    -----------

                    Commission file number         333182


                         -------------------------------------------
                              The Ashton Technology Group, Inc.
               Delaware                                       22-6650372
      (State of incorporation)                              (IRS Employer
                                                          Identification No.)

                               1900 Market Street, Suite 701
                                  Philadelphia, PA 19103
                         (Address of principal executive offices)

                                      (215) 751-1900
                     (Issuer's telephone number, including area code)

                         10420 Little Patuxent Parkway, Suite 490
                                  Columbia, MD 21044-3559
                   (Former name, former address and former fiscal year,
                               if changed since last report)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                The number of shares outstanding of common stock,
                      as of September 30, 1996: 7,562,500.

                        THE ASHTON TECHNOLOGY GROUP, INC.

                               INDEX - FORM 10-QSB

                               September 30, 1996






Part I - Financial Information

Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1996
             and March 31, 1996

             Consolidated Statements of Operations - For the
             Three and Six Months Ended September 30, 1996 and 1995

             Consolidated Statements of Cash Flows -
             For the Six Months Ended September 30, 1996 and 1995

             Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Part II - Other Information

Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements




               The Ashton Technology Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  As of September 30, 1996 and March 31, 1996


                                     ASSETS

                                            September 30, 1996    March 31, 1996
                                                (UNAUDITED)          (AUDITED)

Current Assets:
   Cash and cash equivalents                      $ 3,250,947         $ 31,021
   Contracts receivable, net of allowance
       for doubtful accounts                          977,084               --
   Notes receivable from stockholders                  91,448               --
   Prepayments and other current assets               194,089               --
              Total Current Assets                  4,513,568           31,021

Property and equipment, net                           868,617           21,359
Deferred offering costs                                    --          614,856
Investment in unconsolidated investee                      --          708,844
Goodwill, net                                         623,451               --
Other assets                                           69,776           27,590


              TOTAL ASSETS                         $ 6,075,412     $ 1,403,670



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Accounts payable and accrued expenses             $ 832,762     $ 1,067,429
   Billings in excess of costs                         107,437              --
   Notes payable to stockholders                        43,430       1,244,771
      Total current liabilities                        983,629       2,312,200
Long-term debt                                               --        650,000
      Total liabilities                                983,629       2,962,200
Minority Interest                                      304,931              --
Commitments and contingencies
Stockholders' Equity (Deficiency):
   Preferred stock - $.01 per value                         --              --
   Common stock - $.01 per value                        75,625          52,900
   Warrants outstanding, exercise price
       of $5.85                                        618,125              --
   Additional paid-in capital                        9,898,192       1,341,109
   Treasury stock                                           --        (300,000)
   Accumulated deficit                              (5,805,090)     (2,652,539)
   Total stockholders' equity (deficiency)           4,786,852      (1,558,530)

              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIENCY)                 $ 6,075,412      $ 1,403,670


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    For the Three and Six Months Ended
                   September 30, 1996 and 1995 (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                            September 30,                    September 30,
                                                           1996             1995            1996             1995
Revenues                                               $ 1,748,443  $           --    $   3,162,088      $        --

Costs and expenses:
   Cost of revenues                                      1,348,264              --        2,408,768               --
   Development costs                                     1,594,667              --        1,974,944               --
   Selling, general and administrative expenses          1,086,970         146,612        1,877,119          156,612
                         Total costs and expenses        4,029,901         146,612        6,260,831          156,612
Loss from operations                                   (2,281,458)       (146,612)      (3,098,743)        (156,612)
Interest income (expense), net                              92,017        (10,356)           98,760         (10,356)
Minority interest in earnings of subsidiary               (49,362)              --         (81,068)               --
Loss before provision for income taxes                 (2,238,803)       (156,968)      (3,081,051)        (166,968)
Provision for income taxes                                      --              --           71,500               --
Net loss                                             $ (2,238,803)     $ (156,968)    $ (3,152,551)      $ (166,968)

Net loss per common share                                  $ (.30)         $ (.03)          $ (.44)          $ (.03)
    Weighted average number of common shares
    outstanding                                          7,562,500       5,290,000        7,150,416        5,290,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
         For the Six Months Ended September 30, 1996 and 1995 (Unaudited)

                                                                       Six Months Ended September 30,
                                                                           1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (3,152,551)      $ (166,968)
Adjustments to  reconcile  net loss to net cash (used in)
    provided by operating activities, net of acquired business in 1996:
    Depreciation and amortization                                           207,280              117
Changes in operating asset and liabilities
    Increase in contracts receivable, net                                   (8,872)               --
    Increase in prepayments and other                                     (258,603)          (3,225)
    (Decrease) Increase in accounts payable and accrued
         expenses                                                         (654,154)          232,101
    Increase in billings in excess of costs                                  95,619               --
      Net cash (used in) provided by operating activities               (3,771,281)           62,025

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                              (844,416)          (1,170)
    Cash paid for acquisition of CSI, net of cash acquired               (506,812)        (667,524)
    Cash paid for acquisition of UTTC, net of cash acquired                     --         (50,000)
    Increase in minority interest                                            81,068               --
      Net cash used in investing activities                             (1,270,160)        (718,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance costs for initial public offering                            (282,001)        (229,533)
    Proceeds from initial public offering                                10,394,709               --
    Proceeds from notes payable                                             250,000        1,518,806
    Payment of notes payable                                            (2,101,341)               --
      Net cash provided by financing activities                           8,261,367        1,289,273

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 3,219,926          632,604
Cash and cash equivalents, beginning of period                               31,021               --
Cash and cash equivalents, end of period                                $ 3,250,947        $ 632,604

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THE  ASHTON  TECHNOLOGY   GROUP,  INC.  AND  SUBSIDIARIES   NOTES  TO  UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation

               The accompanying  consolidated financial statements for the three and six months ended September 30, 1996 include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its subsidiaries,
          Universal Trading Technologies Corporation ("UTTC") and Computer Science Innovations, Inc. ("CSI(R)") (collectively, the "Company"). The financial statements for the three and six months ended September 30, 1995 represent the accounts of Ashton. On October 25, 1995, Ashton acquired 80% of the common stock of UTTC and on May 2, 1996, Ashton purchased additional shares of CSI(R) which enabled the Company to own 80% of both classes of CSI's(R) common stock. These business combinations have been accounted for as a purchase. Prior to September 30, 1995, Ashton had an investment in CSI(R) that was accounted for using the equity method.

               The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions for Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of the interim periods presented. These financial statements should be read in conjunction with the footnotes contained in the Company's 10-KSB for the fiscal year ended March 31, 1996.

               The preparation of interim financial statements, in conformity with generally accepted accounting principles, also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the interim statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.        Initial Public Offering of Stock

               On May 2, 1996, Ashton's previously filed Registration  Statement on Form SB-2 became effective and the Company completed an initial public offering (the "Offering") of 2,150,000 shares of common stock at an offering price of $4.50 per share and 2,150,000 warrants at $.25 per warrant. The common stock and the warrants are separately tradable. The Company granted to the underwriters the right to exercise over-allotment options of 322,500 shares of common stock and/or 322,500 warrants at the public offering rate, within 45 days of May 2, 1996. On May 7, 1996, the underwriters exercised the over-allotment options and offered an additional 322,500 shares of common stock and 322,500 warrants to the public at $4.50 per share and $.25 per warrant. As a result of the initial public offering, the Company received net proceeds of approximately $10,395,000 ($9,498,000 after out of pocket expenses associated with the offering) and increased its total shares of common stock and warrants outstanding by 2,472,500 each. The net proceeds from the Offering were used to repay all notes payable to stockholders, long-term debt and related accrued interest in existence through the date of the Offering and provide working capital. The net proceeds were also used to purchase the additional shares of CSI(R) stock and provide the Company with additional working capital.

               Concurrent with the initial public offering, the Company registered 760,000 additional warrants to purchase common stock. The warrants were issuable automatically upon the completion of the offering in exchange for the already existing outstanding common stock shares.

3.        Acquisitions

               On June 6, 1996, Ashton signed a Memorandum of Principal Points as a prelude to a Definitive Agreement for the acquisition of Information Systems Security Incorporated (ISSI), an information security consulting firm. The Definitive Agreement was never executed and at the beginning of November 1996, both companies determined that an acquisition was not in their best interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Second  Quarter of Fiscal 1997  Compared  to Second  Quarter of Fiscal
          1996.

               The results of operations for the second quarter of fiscal 1997 are not comparable to the second quarter of fiscal 1996 because all accounts in fiscal 1996 were the accounts of Ashton only, whereas fiscal 1997 accounts also include Ashton's subsidiaries, Universal Trading Technologies Corporation ("UTTC") and Computer Science Innovations ("CSI").

               The Company had revenues of $1,748,443 for the quarter ended September 30, 1996 and revenues of $3,162,088 for the six months ended September 30, 1996. All of the Company's revenues, and the related "cost of revenues", were generated by the Company's CSI subsidiary.

               During the three months ended September 30, 1996, the Company incurred a net loss of $2,238,803 and for the six months ended September 30, 1996, the Company incurred a net loss of $3,152,551. The losses for the first six months ended September 30, 1996 include significant non-recurring start-up expenses related to:

               -- development  of the Ashton  Technology  Encryption
                  Device (ATED)

               -- development of the Universal Trading System (UTS(TM))

               -- establishment of offices and hiring of key personnel

          Development Costs

               During the six months ended September 30, 1996, the Company incurred $1,974,944 of development costs on a consolidated basis, of which Ashton incurred costs of $875,610 for the design, development and initial manufacturing of the ATED encryption device and $424,475 for the development of the crypto-server. The ATED will provide information security, including encryption and authentication, for communications with a host computer. The crypto-server will enable a host computer to simultaneously communicate with multiple ATEDs. The ATED and crypto-server technology will be used by UTTC to provide information security and complete anonymity for all trades through the UTS(TM) system. Separately, UTTC incurred costs of $674,859 for the development of the UTS(TM) system which will be an electronic pricing and transaction facility for trading exchange listed and NASDAQ NMS securities in conjunction with the Philadelphia Stock Exchange.

          Significant Contracts

               In the Prospectus for the Company's initial public offering, dated May 2, 1996, the Company estimated that it would spend approximately $500,000 for the design and development of ATED and $350,000 for the encryption server. During the six months ended September 30, 1996, Ashton (i) increased its commitments for the design and development of ATED from $500,000 to approximately $1,400,000 (of which $1,283,000 represented Ashton's commitment to Alliant Techsystems, Inc. ("Alliant") as the primary contractor for ATEDs), and (ii) increased its commitments for the encryption server from $350,000 to $506,000. These increases resulted in cost overruns of approximately $1,050,000.

               Separately, UTTC has contracts totaling $1,046,456 with CSI for the UTS(TM) system and, as of September 30, 1996, $755,362 had been paid to CSI. Additionally, in August 1996, UTTC entered into a sublease through May 31, 2005 for 10,000 square feet in the same building as the Philadelphia Stock Exchange. UTTC's monthly lease cost, which includes a five-year buyout of the furniture and fixtures, is $14,897.67.

               In November 1996, Ashton closed the Maryland office and moved to space at 1900 Market Street in Philadelphia, Pennsylvania. The costs associated with closing the Maryland facility will be recorded as a charge in the third quarter of fiscal 1997.

          Capital Equipment

               During the six months ended September 30, 1996, the Company spent $844,416 for the acquisition of equipment, primarily computer hardware and software for the UTS(TM) system. To date, the Company has not obtained financing for such purchases.

          Selling, General and Administrative Expenses

               During the six months ended September 30, 1996, the Company incurred $1,877,119 of Selling, General and Administrative (SG&A) expenses. On a per subsidiary basis, Ashton incurred $1,158,869 of SG&A expense, UTTC $485,622 and CSI $232,628. The largest component of Ashton and UTTC's SG&A expenses were labor costs which amounted to $294,591 for Ashton and $140,628 for UTTC. Additionally, during the six months ended September 30, 1996, the Company incurred considerable one-time SG&A expenses related to:

                    --   opening  offices and  building a computer  facility for
                         UTTC  Non-recurring   costs  during  this  period  were
                         approximately $110,000.

                    -- hiring key technical people for UTTC including Fred S. Weingard, who is Executive Vice President for Advanced Programs and Technologies, and two senior technologists. (Relocation costs paid during the period were $135,000. UTTC has also signed an employment contract with Mr. Weingard. This contract has been included as an Exhibit to this Form 10-QSB.)

          Liquidity

               At September 30, 1996, the Company had cash and cash equivalents of $3,250,947. Management believes that the Company has sufficient resources to complete its initial development program for ATEDs and the UTS(TM) system. Management further expects to begin generating revenues from trading through the UTS(TM) system in the fourth quarter of the fiscal year ending March 31, 1997. Management is also considering options for additional debt and/or equity financings to enhance the Company's ability to develop and market new products.

          Subsequent Events

               On September 6, 1996, Robert A. Eprile filed an amended Schedule 13D relating to his ownership of common stock of Ashton. On September 13, 1996, a group filed a Schedule 13D, which was amended on September 17, 1996. This group was comprised of Robert A. Eprile, Fredric W. Rittereiser, John A. Blohm, The Dover Group, Inc. and affiliates of the Dover Group (collectively, the "Group Members"). The Group Members were concerned that the management of Ashton was not taking appropriate measures to protect the interests of Ashton's stockholders and to enhance the value of the stockholders' investments in Ashton. Through legal counsel, the Group Members commenced discussions with Ashton's legal counsel and counsel for Raymond T. Tate. These discussions led to a resolution of the Group Members' differences with Raymond T. Tate and Ashton, as described below. The Group Members filed an amended Schedule 13D on October 25, 1996, disbanding the group.

               On October 22, 1996, The Ashton Technology Group, Inc. (the "Company") entered into a settlement agreement (the "Settlement Agreement") with the Group Members, Raymond T. Tate and Helen J. Tate as trustee for the Tate Trusts. The Settlement Agreement resolved all differences among the parties thereto, and all parties to the Settlement Agreement agreed to release each of the other parties from any and all actions or claims arising out of or in connection with the matters covered by the Settlement Agreement. Pursuant to the Settlement Agreement, on October 22, 1996, Mr. Tate resigned from his position as director of the Company and its subsidiaries and all officer positions held by him in the Company and its subsidiaries. Pursuant to the Settlement Agreement, on October 22, 1996, the Board of Directors of the Company elected Fred S. Weingard, Executive Vice President for Technology and Advanced Computer Systems of the Company's subsidiary Universal Trading Technologies Corporation, to fill the vacancy on the Company's Board of Directors created by the resignation of Mr. Tate.

               Pursuant to the Settlement Agreement and in consideration of the payment of $250,000, on October 22, 1996, Helen J. Tate, as trustee for the Tate Trusts, granted to Mr. Rittereiser or his designee the option (the "Call Option"), exercisable at any time from April 2, 1997 through June 2, 1997, to purchase 1,000,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), from the Tate Trusts for a total purchase price of $4,500,000. Pursuant to the Settlement Agreement and in consideration for $1, Mr. Rittereiser granted Mr. Tate the option (the "Put Option"), exercisable at any time during the five business days following the exercise of the Call Option, to require Mr. Rittereiser to purchase from Mr. Tate the 107,500 shares of Common Stock of the Company owned, beneficially or otherwise, by Mr. Tate for a total purchase price of $483,750. The Put Option is assignable by Mr. Rittereiser.

               As a result of the Call Option, Mr. Rittereiser may be deemed to beneficially own 1,000,000 shares, or approximately 13.2%, of the outstanding Common Stock of the Company.

               On October 22, 1996, Mr. Tate and the Company also entered into a license agreement (the "License Agreement"). Under the terms of the License Agreement, the Company granted to Mr. Tate a perpetual, worldwide license, at his own cost, to use, sublicense, reproduce and make derivative works and enhancements of the technology used by the Company to develop the Ashton Technology Encryption Devices ("ATED"), including the ATED Key Management System, encryption software and crypto-server technology (the "Licensed Technology") in any field of use other than the Financial Services Industry (as such term is defined in the License Agreement). In consideration for granting the license, Mr. Tate (or his permitted assigns under the License Agreement) must pay a perpetual annual royalty to the Company equal to 2% of the total gross revenues earned from the use of the Licensed Technology. Mr. Tate's right to use the Licensed Technology will be exclusive, provided Mr. Tate pays to the Company a cumulative license fee of at least $100,000 by October 22, 2000 (the "License Fee"). The License Fee will be reduced by the total amount of royalties paid to the Company. Mr. Tate may assign the license to any person or entity controlled by Mr. Tate.

               The Company and Mr. Tate also entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Mr. Tate to act as a consultant to Computer Science Innovations, Inc. ("CSI"), a subsidiary of the Company, for the period from October 22, 1996 to December 31, 1998. As compensation for such services, for the period from October 22, 1996 through December 31, 1996, the Company will pay Mr. Tate (or, in the event of his death, his estate) $40,000. For the period from October 22, 1996 through December 31, 1998, the Company also will pay to Raymond Tate Associates, Inc. $120,000 per annum. Mr. Tate also agreed not to compete with the Company in the Financial
          Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement.

               In connection with the Settlement Agreement, First United Equities Corporation, the representative of the underwriters of the Company's May 2, 1996 initial public offering ("First United"), agreed to waive certain restrictions on the transfer of Common Stock by Mr. Tate and Helen J. Tate, as trustee of the Tate Trusts. In consideration for such waiver, the Company agreed to release First United from any and all actions or claims arising out of or in connection with the Settlement Agreement. The Company also agreed to indemnify First United for any such actions and to reimburse First United for certain legal fees incurred in connection with the Settlement Agreement.

               The Settlement Agreement, the License Agreement and the Consulting Agreement and all transactions contemplated thereby were unanimously approved by the Company's Board of Directors, acting through Vice Admiral (U.S. Navy retired) Albert J. Baciocco, Jr. and Dr. Ruth M. Davis, the Company's outside directors.

               On October 22, 1996, after closing the transactions contemplated by the Settlement Agreement, the newly constituted Board of Directors of the Company convened a meeting and took the following actions: (i) amended Article V, Section 6 of the By-Laws of the Company to permit the positions of Chairman of the Board and Chief Executive Officer to be held by different individuals; (ii) elected Robert A. Eprile, currently a director of the Company as well as the President and Chief Operating Officer of UTTC, Chairman of the Board and Treasurer of the Company; (iii) appointed Mr. Rittereiser President and Chief Executive Officer of the Company and Chairman of the Board of UTTC and (iv) authorized the Company to reimburse the Group Members for any and all legal services rendered by the law firm of Cadwalader, Wickersham & Taft in connection with or relating to the Settlement Agreement, the transactions contemplated thereby and the disputes settled thereby.

               On October 23, 1996, Vice Admiral (U.S. Navy retired) Albert J. Baciocco, Jr. resigned from his positions as a director of the Company and its subsidiary, Computer Science Innovations, Inc. On October 25, 1996, Dr. Ruth M. Davis also resigned her position as a director of the Company. The Board of Directors has not filled the vacancies created by such resignations.

               The Settlement Agreement, License Agreement, and Consulting Agreement were all attached as Exhibits to the Form 8-K of the Company filed on October 28, 1996.

                           PART II - OTHER INFORMATION

     (Items  1  through  5  have  been  omitted   since  the  items  are  either
     inapplicable or the answer is negative)

Item 6.   Exhibits and Reports on Form 8-K

          (A) Exhibits

              Exhibit 11 - Earnings per share computation.
              Exhibit 12 - Fred S. Weingard Employment Contract.
              Exhibit 27 - Financial Data Schedule

          (B) Reports on form 8-K

              October 28, 1996 - Report on Change in Control of the Company

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





          The Ashton Technology Group, Inc.
          ---------------------------------
                     (Registrant)






Date: November 20, 1996                By: /s/ Fredric W. Rittereiser
     --------------------                 -------------------------------------
                                          Fredric W. Rittereiser
                                          Chief Executive Officer and President

                                  EXHIBIT INDEX



Exhibit 11                                                                  Page

Earnings per share computation


Exhibit 12                                                                  Page

Fred S. Weingard Employment Contract


Exhibit 27                                                                  Page

Financial Data Schedule