Form 10QSB
period 1996-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1997-02-14
CIK 1003740

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (MarkOne)

          [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996.

          [ ]  TRANSITION   REPORT  PURSUANT  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________  to ______________

                    Commission file number: 333182

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

                                 (215) 751-1900
                (Issuer's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                The number of shares outstanding of common stock,
                      as of December 31, 1996: 7,562,500.

                        THE ASHTON TECHNOLOGY GROUP, INC.

                               INDEX - FORM 10-QSB

                                December 31, 1996




PART I - FINANCIAL INFORMATION.................................................


ITEM 1. FINANCIAL STATEMENTS...................................................

       Consolidated Balance Sheets.............................................
       As of December 31, 1996 and March 31, 1996

       Consolidated Statements of Operations...................................
       For the Three and Nine Months Ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows...................................
       For the Nine Months Ended December 31, 1996 and 1995


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS...........................

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
         AND RESULTS OF OPERATIONS.............................................


PART II - OTHER INFORMATION....................................................

Item 5.    Other Information...................................................

Item 6.    Exhibits and Reports on Form 8-K....................................


SIGNATURES.....................................................................

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

               The Ashton Technology Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   As of December 31, 1996 and March 31, 1996

                          ASSETS                              December 31, 1996         March 31, 1996
                                                              -----------------         --------------
                                                                 (UNAUDITED)               (AUDITED)
Current Assets:
   Cash and cash equivalents                                       $  1,416,032           $      31,021
   Contracts receivable, net of allowance for doubtful accounts       1,197,681                      --
   Notes receivable from stockholders                                    91,448                      --
   Prepayments and other current assets                                 171,580                      --
                                                                 ---------------         ---------------
     Total Current Assets                                             2,876,741                  31,021

Property and equipment, net                                             963,455                  21,359
Deferred offering costs                                                   1,960                 614,856
Investment in unconsolidated investee                                   100,000                 708,844
Goodwill, net                                                           582,691                      --
Other assets                                                             70,016                  27,590
                                                                 ===============         ===============
                Total Assets                                       $  4,594,863             $ 1,403,670
                                                                 ===============         ===============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current Liabilities:
   Accounts payable and accrued expenses                            $  1,236,476           $  1,067,429
   Billings in excess of costs                                           205,861                     --
   Notes payable to stockholders                                              --              1,244,771
     Total current liabilities                                         1,442,337              2,312,200
Long-term debt                                                                --               650,000
     Total liabilities                                                 1,442,337              2,962,200
Minority Interest                                                        412,610                     --
Commitments and contingencies
Stockholders' Equity (Deficiency):
     Preferred stock - $.01 par value                                         --                     --
     Common stock - $.01 par value                                        75,625                 52,900
     Warrants outstanding, exercise price of $5.85                       618,125                     --
     Additional paid-in capital                                        9,898,192              1,341,109
     Treasury stock                                                           --              (300,000)
     Accumulated deficit                                             (7,852,026)            (2,652,539)
     Total stockholders' equity (deficiency)                           2,739,916            (1,558,530)
                Total Liabilities and
                Stockholders' Equity (Deficiency)                   $  4,594,863           $  1,403,670
                                                                    ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                              December 31,                       December 31,
                                                     ------------------------             -------------------------
                                                     1996                1995             1996                 1995
                                                     ----                ----             ----                 ----

Revenues                                          $  1,501,244          $      --      $ 4,663,332          $         --
                                                  ------------          ---------      -----------          ------------
Costs and expenses:

   Cost of revenues                                  1,183,388                 --         3,592,156                    --

   Development costs                                   668,518          1,355,893         2,643,462             1,355,893

   Selling, general and administrative expenses        815,816            143,541         2,692,935               300,153
                                                    -----------         ---------       -----------           -----------
         Total costs and expenses                    2,667,722          1,499,434         8,928,553             1,656,046
                                                    -----------         ---------       -----------           -----------

Loss from operations                                (1,166,478)        (1,499,434)       (4,265,221)           (1,656,046)

Other costs and revenues:

    Cost of corporate restructuring                  (702,678)                 --         (702,678)                    --

    Interest income (expense), net                      15,105           (41,092)           113,865              (51,448)

    Equity in earnings of unconsolidated
    subsidiary                                              --             31,616                --                31,616

    Minority interest in earnings of subsidiary       (37,085)                 --         (118,153)                    --
                                                   -----------        -----------       -----------           -----------
Loss before provision for income taxes             (1,891,136)        (1,508,910)       (4,972,187)           (1,675,878)

Provision for income taxes                             155,800                 --           227,300                    --
                                                   -----------        -----------       -----------        --------------
Net loss                                                     $                  $                          $  (1,675,878)
                                                                                                           ==============
                                                   (2,046,936)        (1,508,910)      $(5,199,487)
                                                   ==========         ==========       ===========

Net loss per common share                          $                  $     (.29)      $                   $         (.32)
                                                                      ===========                          ===============
                                                         (.27)                                (.73)
                                                   ===========                          ===========
Weighted average number of common shares
outstanding                                          7,562,500          5,290,000         7,150,416             5,290,000
                                                   ===========         ==========       ============            =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       The Ashton Technology Group, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                      For the Nine Months Ended December 31, 1996 and 1995
                                          (Unaudited)

                                                                       Nine Months Ended
                                                                            December 31,
                                                                 --------------------------
                                                                 1996                  1995
                                                                 ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $  (5,199,487)       $  (1,675,878)

Adjustments to reconcile net loss to net cash (used in)
provided by operating activities, net of acquired
business in 1996:
         Depreciation and amortization                              253,827               27,910

         Development costs                                               --            1,355,893

         Equity in earnings of unconsolidated investee                   --             (31,616)

Changes in operating asset and liabilities

   Increase in contracts receivable, net                          (229,469)                    --

   Increase in prepayments and other                              (236,094)             (17,152)

   (Decrease) Increase in accounts payable and accrued            (250,440)               48,741
   expenses
   Increase in billings in excess of costs                          194,043                   --
                                                            ----------------      ---------------
         Net cash (used in) provided by operating               (5,467,620)            (292,102)
         activities
                                                            ----------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                     (1,012,917)             (19,388)

   Cash paid for acquisition of CSI(R), net of
   cash acquired                                                   (512,012)            (679,024)
   Increase in minority interest                                    118,153                   --
                                                            ----------------      ---------------
         Net cash used in investing activities                  (1,406,776)            (698,412)
                                                            ----------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance costs for private placement                             (1,960)             (67,340)

   Issuance costs for initial public offering                     (282,001)            (164,500)

   Proceeds from initial public offering                         10,394,709                   --

   Proceeds from notes payable                                      250,000            1,340,346

   Collection of receivable in connection with
   issuance of common stock                                              --               24,332

   Payment of notes payable                                     (2,101,341)                   --
                                                                                  ---------------
                                                            ----------------
         Net cash provided by financing activities                8,259,407            1,132,838
                                                            ----------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,385,011              142,324
Cash and cash equivalents, beginning of period                       31,021                    --
                                                            ----------------      ---------------
Cash and cash equivalents, end of period                    $     1,416,032        $     142,324
                                                            ================      ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THE  ASHTON  TECHNOLOGY   GROUP,  INC.  AND  SUBSIDIARIES   NOTES  TO  UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the three and nine months ended December 31, 1996 include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC") and Computer Science Innovations, Inc. ("CSI(R)") (collectively, the "Company"). The financial statements for the three and nine months ended December 31, 1995 represent the accounts of Ashton. On October 25, 1995, Ashton acquired 80% of the common stock of UTTC and on May 2, 1996, Ashton purchased additional shares of CSI(R) which enabled the Company to own 80% of both classes of CSI's(R) common stock. These business combinations have been accounted for as a purchase. Prior to September 30, 1995, Ashton had an investment in CSI(R) that was accounted for using the equity method.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIRD QUARTER OF FISCAL 1997 COMPARED TO THIRD QUARTER OF FISCAL 1996.THIRD QUARTER OF FISCAL 1997 COMPARED TO THIRD QUARTER OF FISCAL 1996.

     The results of operations for the third quarter of fiscal 1997 are not comparable to the third quarter of fiscal 1996 because all of the accounts in fiscal 1996 were the accounts of Ashton only, whereas fiscal 1997 accounts also include Ashton's subsidiaries, Universal Trading Technologies Corporation (UTTC) and Computer Science Innovations (CSI(R)) (See Footnote 1. "Description of Business and Basis of Presentation".)

     The Company had revenues of $1,501,244 for the quarter ended December 31, 1996 and revenues of $4,663,332 for the nine months ended December 31, 1996. All of the Company's revenues, and the related "cost of revenues", were generated by the Company's CSI(R)subsidiary.

     During the three months ended December 31, 1996, the Company incurred a net loss of $2,046,936 and for the nine months ended December 31, 1996, the Company incurred a net loss of $5,199,487. The losses for the three months ended December 31, 1996, include the cost of corporate restructuring related to the resignation of Raymond T. Tate as Chairman, President and C.E.O of Ashton; the subsequent closing of Ashton's corporate offices in Columbia, Maryland; the transfer of all corporate functions to Philadelphia; and the termination of the eight person staff in Maryland. (None of these positions will be replaced except the financial control function.)

     Cost of Corporate Restructuring

     On September 6, 1996, Robert A. Eprile filed an amended Schedule 13D relating to his ownership of common stock of Ashton. On September 13, 1996, a group filed a Schedule 13D, which was amended on September 17, 1996. This group was comprised of Robert A. Eprile, Fredric W. Rittereiser, John A. Blohm, The Dover Group, Inc. and affiliates of the Dover Group (collectively, the "Group Members"). The Group Members were concerned that the management of Ashton was not taking appropriate measures to protect the interests of Ashton's stockholders and to enhance the value of the stockholders' investments in Ashton. Through legal counsel, the Group Members commenced discussions with Ashton's legal counsel and counsel for Raymond T. Tate. These discussions led to a resolution of the Group Members' differences with Raymond T. Tate and to Tate's resignation as Chairman, President, and CEO of Ashton (see "Settlement Agreement" below.)

     The Company has recorded a charge of $702,678 for corporate restructuring costs. This charge includes legal fees, severance pay, relocation costs and termination payments.

     Development Costs

     During the three months ended December 31, 1996, the Company incurred $668,518 of development costs on a consolidated basis. Ashton incurred costs of $316,507 for the ATED encryption device. UTTC incurred costs of $352,011 for the development of the UTSTM system which will be an electronic pricing and transaction facility for trading exchange listed and NASDAQ NMS securities in conjunction with the Philadelphia Stock Exchange.

     Capital Equipment

     During the three months ended December 31, 1996, the Company spent $124,285 for the acquisition of equipment, primarily computer hardware and software for the UTSTM system.

     Selling, General and Administrative Expenses

     During the three months  ended  December  31,  1996,  the Company  incurred
$815,816 of Selling, General and Administrative (SG&A) expenses. On a per subsidiary basis, Ashton incurred $314,681 of SG&A expense, UTTC $397,522 and CSI $103,613. The largest component of Ashton and UTTC's SG&A expenses was labor costs which amounted to $88,997 for Ashton and $184,374 for UTTC.

     Liquidity

     At December 31, 1996, the Company had cash and cash equivalents of $1,416,032. Management believes that the Company has sufficient resources to complete its initial development program for ATEDs and the UTS system. To provide financing for the development of new transactional products, marketing and working capital UTTC commenced a private placement on December 26, 1996. See "Subsequent Events." There can be no assurance that the UTTC private placement will not be amended or terminated, or that any securities will be sold pursuant thereto. In addition to the UTTC private placement, the Company is continuing to explore other financing alternatives, including borrowings and further debt and equity offerings, which management believes are currently available to the Company. However, there can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. There can be no assurance that the Company's actual cash requirements will not exceed its anticipated cash requirements or that additional cash requirements or additional financing will not be required.

     Settlement Agreement

     On October 22, 1996, The Ashton Technology Group, Inc. (the "Company") entered into a settlement agreement (the "Settlement Agreement") with the Group Members, Raymond T. Tate and Helen J. Tate as trustee for the Tate Trusts. The Settlement Agreement resolved the differences among the parties thereto related to the management and direction of the Company. Pursuant to the Settlement Agreement, on October 22, 1996, Mr. Tate resigned from his position as director of the Company and its subsidiaries and all officer positions held by him in the Company and its subsidiaries. Pursuant to the Settlement Agreement, on October 22, 1996, the Board of Directors of the Company elected Fred S. Weingard, Executive Vice President for Technology and Advanced Computer Systems of the Company's subsidiary Universal Trading Technologies Corporation, to fill the vacancy on the Company's Board of Directors created by the resignation of Mr. Tate.

     On October 22, 1996, after closing the transactions contemplated by the Settlement Agreement, the newly-constituted Board of Directors of the Company convened a meeting and (i) elected Robert A. Eprile as Chairman of the Board and Treasurer of the Company; (ii) appointed Mr. Rittereiser President and Chief Executive Officer of the Company and Chairman of the Board of UTTC.

     On October 23, 1996, Vice Admiral (U.S. Navy retired) Albert J. Baciocco, Jr. resigned from his positions as a director of the Company and its subsidiary, Computer Science Innovations, Inc. On October 25, 1996, Dr. Ruth M. Davis also resigned her position as a director of the Company. The Board of Directors has not filled the vacancies created by such resignations.

     The Settlement Agreement and other agreements thereto were all attached as Exhibits to the Form 8-K of the Company filed on October 28, 1996.

     Subsequent Events

     UTTC has commenced a private placement offering to raise a minimum of $3,000,000 and a maximum of $4,500,000 from the sale of non-convertible and convertible notes to accredited investors. It is anticipated that upon successful completion of an offering the net proceeds will be used as follows:

 -----------------------------      -----------            -----------
                                       Minimum               Maximum
 -----------------------------      -----------            -----------
 New Product Development            $1,900,000              $2,400,000
 Marketing                             250,000                 500,000
 Working Capital                       340,000                 910,000
 Total                              $2,490,000              $3,810,000
 -----------------------------      -----------            -----------

     There can be no assurance that the UTTC offering will not be amended or terminated, or that any securities will be sold pursuant thereto.

     On January 30, 1997, Ashton, along with UTTC, Mr. Rittereiser and The Dover Group, Inc. ("Dover") (of which Mr. Rittereiser is the Chairman) entered into a Settlement Agreement with David N. Rosensaft ("Rosensaft") (a co-founder of
UTTC) under which the consulting agreement between Ashton, UTTC and Rosensaft dated January 19, 1996 was deemed to be void ab initio and each of the parties released and discharged each of the other parties from any and all agreements and claims which any of them have against any of the other parties. The Settlement Agreement granted Rosensaft registration rights under the Securities Act of 1933, as amended (the "Securities Act") under certain terms and conditions for the 333,333 shares of UTTC common stock that he owns. Also on January 30, 1997, Ashton, Dover, Rittereiser and Rosensaft entered into a Stock Purchase Agreement under which Dover, Rittereiser or his or its designee, agreed to purchase the 750,000 shares of Ashton common stock owned by Rosensaft on April 10, 1997 for a total purchase price of $2,000,000 and Ashton granted Dover, Rittereiser or his or its designee, registration rights under the Securities Act under certain conditions for the 750,000 shares. The Settlement Agreement and the Stock Purchase Agreement are filed as Exhibits 10.1 and 10.2, respectively to this 10-QSB.

                           PART II - OTHER INFORMATION

(Items 1 through 4 have been omitted since the items are either inapplicable or the answer is negative)



Item 5.  Other Information

         See "Subsequent Events" in Item 2 above.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

         Exhibit 10.1 -   Settlement Agreement dated January 30, 1997 among the
                          Company, UTTC, Fredric W. Rittereiser; The Dover
                          Group, Inc. and David A. Rosensaft.

         Exhibit 10.2 -   Stock Purchase Agreement dated January 30, 1997 among
                          the Company, Fredric W. Rittereiser; The Dover Group,
                          Inc. and David A. Rosensaft.

         Exhibit 11 -      Earnings per share computation.

         Exhibit 27 -      Financial Data Schedule

         (B) Reports on Form 8-K

             October 28, 1996 - Report on Change in Control of the Company

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          The Ashton Technology Group, Inc.
          --------------------------------
                      (Registrant)






Date:  February 14, 1997                By:  /s/ Frederic W. Rittereiser
                                             ---------------------------
                                             Chief Executive Officer

                                  EXHIBIT INDEX



Exhibit 10.1
-------------
Settlement Agreement


Exhibit 10.2
------------
Stock Purchase Agreement

Exhibit 11
----------
Earnings per share computation

Exhibit 27
----------
Financial Data Schedule