Form 10QSB/A
period 1996-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1997-04-18
CIK 1003740

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                  Form 10-QSB/A
                                (Amendment No. 1)



   (MarkOne)

     [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996.

     [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to __________________

          Commission file number:  333182



                        The Ashton Technology Group, Inc.

                Delaware                                       22-6650372
       -----------------------                               ------------------
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

Item 6.  Exhibits and Reports on Form 8-K

     On April 10, 1997, The Ashton Technology Group, Inc. withdrew its request for confidential treatment of Section 5.20 of Exhibit 10.1 to this Form 10-QSB, and therefore Section 5.20 of Exhibit 10.1 to this Schedule 10-QSB is hereby restated as follows:

     "Section 5.20 Rosensaft Cooperation. Rosensaft hereby agrees to cooperate fully with Ashton, UTTC, Dover and Rittereiser with regard to the Securities and Exchange Commission's investigation styled In the Matter of Ashton Technology Group, Inc. (P-225) (the "Investigation"). Rosensaft further agrees that Cadwalader, Wickersham & Taft, Ashton's counsel, shall act as co-counsel to Rosensaft with Smith Campbell & Paduano in connection with the Investigation."

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  The Ashton Technology Group, Inc.
  ---------------------------------
          (Registrant)






Date:  April 18, 1997                  By:      /s/ Fredric W. Rittereiser
                                                --------------------------
                                                Chief Executive Officer