Form 10KSB
period 1997-03-31
ASHTON TECHNOLOGY GROUP INC
filed 1997-07-15
CIK 1003740

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
____________________

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 333-1182
                              ____________________

                        THE ASHTON TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              22-6650372
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


                          1900 MARKET STREET, SUITE 701
                        PHILADELPHIA, PENNSYLVANIA 19103

               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:

                                 (215) 751-1900

          (Address and telephone number of principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          Common Stock, par value $.01

                    Redeemable Common Stock Purchase Warrants

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing selling price as reported on NASDAQ on March 31, 1997 was $13,143,937.50.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 7,562,500 at March 31, 1997.

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                            Page
PART I

ITEM 1.       DESCRIPTION OF BUSINESS..........................................1
ITEM 2.       PROPERTIES.......................................................7
ITEM 3.       LEGAL PROCEEDINGS................................................8
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............9

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS..........................................................9
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULT OF OPERATIONS........................................10
ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................16
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................34

PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............35
ITEM 10.      EXECUTIVE COMPENSATION..........................................36
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..39
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................42
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K................................44

SIGNATURES    ................................................................51

                           FORWARD-LOOKING STATEMENTS

          Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Registrant to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; competition; material costs; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation and other factors referenced in this Form 10-KSB. Such forward-looking statements speak only as of the date of this Form 10-KSB. For discussion of the factors that might cause the difference with actual results, see Item 1: Description of Business and Item 6: Management's Discussion and Analysis of Financial Condition and Result of Operations. The Registrant expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Registrant's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                  PART I

Item 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     The Ashton Technology Group, Inc. ("Ashton" or the "Company") was founded in March 1994 to exploit opportunities in the rapidly evolving businesses of Internet and electronic commerce through the application of its skills and advanced technologies in securities trading and information security. In furtherance of such goals, in 1995 and 1996, Ashton acquired majority interests in two companies: Computer Science Innovations, Inc. ("CSIA(R)"), an information technology company headquartered in Melbourne, Florida and Universal Trading Technologies Corporation ("UTTC"), a company headquartered in Philadelphia, Pennsylvania, that designs, develops and operates electronic transaction systems for the financial services market.

ASHTON

     Ashton designs, develops, and integrates information security (INFOSEC) technologies, with particular emphasis on transactional systems. These technologies cover the spectrum of computer and communications security, including encryption, firewalls/access control, trusted systems and electronic authentication to guarantee anonymity. To date, Ashton has:

          * Designed and built the Ashton Technologies Encryption Device ("ATED"), an advanced, triple DES, evolving key encryption device (classified in the industry as "very strong encryption") and associated encryption client-server technology to service users worldwide and augment user password authentication approaches;

          * Integrated B-2 level firewall technology into UTTC's Universal Trading System ("UTS(TM)") and incorporated B-2 level firewall components into the UTS(TM) installation on the floor of the Philadelphia Stock Exchange (the "PHLX"). (B-2 is a National Security Agency ("NSA") standard for implementing trusted systems at the hardware level thereby making it more difficult to copy or reverse engineer than software encryption);

          *    Designed and  implemented  a unique  client-server  file-transfer
               protocol   (FTP)  to  enhance   access   control  beyond  current
               capabilities of the Windows NT operating system.

          * Designed and developed the trusted system components of the UTS(TM) system thereby guaranteeing anonymity for users of this highly transactional system.

UNIVERSAL TRADING TECHNOLOGIES CORPORATION

     UTTC was incorporated in Delaware in February 1995 with the business objective of developing and marketing electronic pricing and transaction products for the securities trading market.

     UTTC's first product will be the Universal Trading System ("UTS(TM)"), which will provide an electronic pathway for execution of block trades in equity securities. UTS(TM) also provides end-to-end anonymity to its users through advanced certified security features including encryption, electronic authentication, trusted systems and fire-walls. UTS(TM) is available to exchanges, broker-dealers, NASDAQ participants, financial intermediaries and institutional investors. Users can enter and execute orders to receive system information via encrypted public phone lines or through the Worldwide Web. In addition to pre-trade information and order execution, UTS(TM) provides automated post-market clearing and settlement in conjunction with the PHLX, its clearing corporation and its members.

The benefits of the UTS(TM) system to market participants include:

          *  Fair competition for all including public orders
          *  Price discovery, price efficiency, and price improvement
          *  Best execution opportunity without the imposition of a dealer
          *  Public order display mechanisms
          *  Decimal pricing for all securities
          *  Guaranteed anonymity and data security
          *  Electronic linkage to all markets
          *  Enhanced transparency
          *  Decision flexibility to seek best price and execution
          *  Interactive, displayed public limit order book
          *  Public order preference and protection
          *  Ability to obtain the Volume Weighted Average Price (VWAP(TM))

     On April 22, 1995, the PHLX and UTTC agreed to integrate and deploy UTTC's Universal Trading System, an electronic trading and pricing system that will initially provide a pre-opening morning session to trade PHLX-listed and NASDAQ-NMS securities at the daily volume weighted average price (VWAP). On September 18, 1995, UTTC and the PHLX memorialized the April 22 agreement in a formal five year contract. On September 4, 1996, in release No. 34-37640 (File No. SR-PHLX 96-14), the Securities and Exchange Commission (the "SEC") published a notice in the Federal Register regarding a proposal by the PHLX to adopt PHLX Rule 237 to accommodate the UTS(TM) pre-opening morning session. During the period provided by the SEC for public comment on the proposed rule change, the SEC commenced a special investigation of the PHLX. In addition, on October 24, 1996, the SEC commenced a private investigation concerning the circumstances under which UTTC obtained its agreement with the PHLX, including the timing and issuance of Ashton common stock to Medford Financial, Inc. ("Medford"), Vincent Casella ("Casella"), and other persons at Medford; Casella's position with the PHLX; and Casella's role in the PHLX's determination to enter into the agreement with UTTC. In March 1997, the SEC reportedly recommended that the PHLX make certain changes in its corporate governance, and in April 1997 the PHLX announced a reorganization of its Board of Governors and changes in its governance procedures. The Company believes that the investigations have resulted in delays in consideration of the rule change and, consequently, in the introduction of the Universal Trading System on the floor of the PHLX. Management expects that the proposed rule, plus new amendments reflecting enhancements to the Universal Trading System, will be submitted by the PHLX to the SEC by September 30, 1997. If the SEC chooses to re-publish the proposed rule and amendments in the Federal Register, the notification period will be a minimum of 35 days and a maximum of 90 days after publication.

     In the twenty-three months since the April 1995 agreement, UTTC has enhanced, expanded and implemented the UTS(TM) Volume Weighted Average Price (VWAP(TM)) Trading System.

     On April 8, 1997, the Company announced that the UTS(TM) is ready for operational use pending the final approval by the SEC of the PHLX's proposed Rule 237.

     Until the SEC approves the PHLX proposed Rule 237, the UTS(TM) System will not be introduced at the PHLX and the UTS(TM) will not generate any revenue. Failure of the UTS(TM) system to generate revenue for UTTC could have an adverse effect on the financial position of the Company. There can be no assurance that the SEC will approve the rule change.

COMPUTER SCIENCE INNOVATIONS, INC.

     CSI(R) was incorporated in Florida in March 1983 and specializes in utilizing computer technologies and sophisticated mathematical techniques to address complex information retrieval and management problems. CSI(R)'s principal business is the development of sophisticated custom software products for both governmental and commercial customers.

     In the 1980's, CSI(R) specialized in a segment of the U.S. defense industry commonly referred to as "C(3)I" (Command, Control, Communications and Intelligence). To compete in this market, CSI(R) conducted some pioneering work in the use of "trainable" mathematical systems using neural network technology and knowledge based expert systems for resolving "real-world" problems. These systems utilize various techniques to "learn" and "recognize" patterns which enable these systems to absorb, process and analyze vast amounts of data and predict outcomes. CSI(R)'s efforts produced several systems for its customers, which provided solutions to problems which the Company believes were insolvable by other means. CSI(R)'s clients in the U.S. defense industry include: The NSA, the White House Communications Agency, the United States Army and the United States Air Force. Government contracts accounted for approximately 20% of CSI(R)'s revenues in fiscal 1997.

          Currently, CSI(R) is maintaining its core intelligence agency and defense business while applying technologies developed through its defense-related business to commercial applications. These crossover initiatives have resulted in CSI(R)'s receipt of a commercial contract from Motorola to integrate and test a subsystem of Motorola's Iridium(R) cellular telephone system, a system being designed to enable handheld wireless telephones to receive voice, data, paging and facsimile information anywhere in the world through a network of 66 low earth orbit satellites. The contract was executed in 1995 and extends to December 31, 1997 and was responsible for 63% of CSI(R)'s revenues in fiscal 1997. CSI(R) has completed multi-year contracts, totaling approximately $1.8 million, with Ashton and UTTC for software engineering for the encryption client-server and UTS(TM) system. CSI(R)'s new initiatives are in the healthcare information industry.

CAPITALIZATION, OWNERSHIP OF SUBSIDIARIES AND ORGANIZATION

INITIAL PUBLIC OFFERING

     On May 2, 1996, Ashton completed an initial public offering (the "Offering") of 2,472,500 shares of common stock at an offering price of $4.50 per share and 2,472,500 redeemable common stock purchase warrants at $.25 per warrant. The common stock and the warrants are separately tradable. As a result of the Offering, the Company received net proceeds of approximately $10,395,000.

UTTC PRIVATE PLACEMENT

     On December 26, 1996, UTTC commenced and on April 25, 1997 completed a private offering of units of a 9% Subordinated Non-Convertible Promissory Note (the "Non-Convertible Note") in the principal amount of $42,500 and a 9% Subordinated Convertible Promissory Note (the "Convertible Note," and together with the Non-Convertible Note, the "Notes") in the principal amount of $7,500. The net proceeds of this private offering were $2,631,013. The Notes are due January 31, 1999. Interest is payable annually in arrears on January 31, 1998 and on January 31, 1999 or after the earlier conversion, prepayment or due date of the Notes. See Item 7: Financial Statements Note 13-Subsequent Events. UTTC intends to use the proceeds of the private offering for the software development and systems integration of two new transaction products, the UTTC Electronic Auction System and the UTTC NASDAQ Transaction System.

OWNERSHIP OF SUBSIDIARIES

     Ashton owns (i) 80% of the outstanding common stock of UTTC and (ii) approximately 86% of the outstanding Class A Common Stock of CSI(R) (the "CSI(R) Class A Common Stock") and approximately 81% of the outstanding Non-Voting Class B Common Stock of CSI(R) (the "CSI(R) Class B Common Stock") of CSI(R) . The Company used a portion of the proceeds from the Offering to acquire additional CSI(R) Class A and Class B Common Stock sufficient to achieve greater than an 80% equity interest in CSI(R).

ORGANIZATION

     In September 1996, Robert A. Eprile, Fredric W. Rittereiser, John A. Blohm, The Dover Group, Inc. (the "Dover Group") and affiliates of the Dover Group (collectively, the "Group Members") were concerned that the management of Ashton was not taking appropriate measures to protect the interests of Ashton's stockholders and to enhance the value of the stockholders' investments in Ashton. Through legal counsel, the Group Members commenced discussions with Ashton's legal counsel and counsel for Ashton's then Chairman, President and Chief Executive Officer, Raymond T. Tate ("Mr. Tate"). These discussions led to a resolution of the Group Members' differences with Mr. Tate. On October 22, 1996, the Company entered into a settlement agreement (the "Settlement Agreement") with the Group Members, Mr. Tate, Helen J. Tate, as trustee for the Andrew Patrick Tate Trust, Helen J. Tate, as trustee for the Susan Katherine Tate Burrowbridge Trust and Helen J. Tate, as trustee for the Elizabeth Tate Winters Trust (collectively, the "Tate Trusts"). Pursuant to the Settlement Agreement, on October 22, 1996, Mr. Tate resigned from his position as director of the Company and its subsidiaries and all officer positions held by him in the Company and its subsidiaries. The Board of Directors of the Company elected Fred
S. Weingard, Executive Vice President for Technology and Advanced Computer Systems of UTTC, to fill the vacancy on the Company's Board of Directors created by the resignation of Mr. Tate.

     In addition, on October 22, 1996, after closing the transactions contemplated by the Settlement Agreement, the newly-constituted Board of Directors of the Company took the following actions: (i) amended Article V,
Section 6 of the By-Laws of the Company to permit the positions of Chairman of the Board and Chief Executive Officer to be held by different individuals; (ii) elected Robert A. Eprile, currently a director of the Company as well as the President and Chief Operating Officer of UTTC, as Chairman of the Board and Treasurer of the Company; (iii) appointed Fredric Rittereiser President and Chief Executive Officer of the Company and Chairman of the Board of UTTC and
(iv) authorized the Company to reimburse the Group Members for any and all legal services rendered on behalf of the Group Members in connection with or relating to the Settlement Agreement, the transactions contemplated thereby and the disputes settled pursuant thereto.

     On October 23, 1996, Vice Admiral (U.S. Navy retired) Albert J. Baciocco, Jr. resigned from his positions as a director of the Company and CSI(R). On October 25, 1996, Dr. Ruth M. Davis also resigned her position as a director of the Company. On December 20, 1996, Fredric W. Rittereiser was elected a director of the Company to fill one of the vacancies created by such resignations.

COMPETITION

     Ashton's competition in the commercial markets principally comes from larger, better-established companies, many of which have financial, sales and marketing resources substantially greater than Ashton. The UTS(TM) system will compete with other electronic trading systems, including Reuters, N.A. Instinet system and Investment Technology Group, Inc.'s POSIT system. The Company believes that competitive criteria include quality of trade execution, pricing and reliability of post-execution processing and settlement operations. The UTS(TM) system will also compete with various national and regional securities exchanges for trade execution services. The automated trade execution and analytical services to be offered by the UTS(TM) system will compete with services offered by leading brokerage firms and other information service and transaction processing firms.

DEVELOPMENT COSTS

     During the fiscal year ended March 31, 1997, the Company incurred $3,382,848 of development costs on a consolidated basis. Ashton incurred development costs of $2,049,651 for the design and development of the ATED encryption device and the encryption client-server. The ATED will provide information security, including encryption and authentication, for communications with a host computer. The encryption client-server will enable a host computer to simultaneously communicate with multiple ATEDs. The ATED and encryption client-server technology will be used by UTTC to provide information security and complete anonymity for all trades through the UTS(TM) system. Separately, UTTC incurred costs of $1,333,197 for the development of the UTS(TM) system which will be an electronic pricing and transaction facility for trading exchange listed and NASDAQ NMS securities in conjunction with the PHLX.

PROPRIETARY RIGHTS

     Ashton and its subsidiaries regard their respective products as proprietary and rely primarily on a combination of trademark and trade secret protection, employee and third party confidentiality and non-disclosure agreements, license agreements and other intellectual property protection methods to protect their proprietary rights. Neither Ashton, UTTC or CSI(R) currently holds any material patents or has filed for copyright protection. CSI(R)'s products are generally licensed to customers on a "right to use" basis pursuant to a non-transferable license that generally restricts the customer's use to internal purposes.

GOVERNMENT REGULATION

     The UTS(TM) system has been developed as a facility of the PHLX, a self-regulatory organization, and is subject to regulation by the SEC. Section 19(b) of the Securities Exchange Act of 1934, as amended, and Rule 19b-4 promulgated thereunder require the PHLX to file any proposed rules changes with the SEC. The concept of the UTS(TM) system, which would constitute a new PHLX facility accompanied by new PHLX rules, must be filed as a proposed rule change. In this regard, PHLX management was authorized by its Board of Governors to submit a proposed rule change filing relating to the UTS(TM) system with the SEC, which published a notice of the terms of the substance of the proposed rule change on September 4, 1996 and gave interested persons an opportunity to submit written data, views, and arguments concerning such proposed rule change. Since publication of the notice, the application has been amended pursuant to the SEC requests and a decision is still pending. The Company's proposed new products will also require either the SEC approval or exemptive orders. There can be no assurance that any such approval or orders will be obtained or the failure to obtain such approval or order would not materially affect the operations of the Company.

EMPLOYEES

     As of March 31, 1997, the Company and its subsidiaries employed a total of 43 people, of whom 34 are employed by CSI(R).

SUBSEQUENT EVENTS

     In May 1997, the Company formed a wholly-owned subsidiary, Gomez Advisors, Inc., which will be headquartered at 101 Federal Street, Boston, Massachusetts 02110, and Mr. Julio Gomez, a leading independent authority on the Internet and the world of on-line investing, was named its President and Chief Executive Officer. Also joining Gomez Advisors Inc. is Mr. John Robb who previously worked with Mr. Gomez at Forrester Research in Cambridge, Massachusetts.

     Gomez Advisors, Inc. will provide banks, broker-dealers, insurance companies and other financial intermediaries with advice concerning the business potential of the Internet as a tool for use in marketing and in the interactive distribution of financial products. The range of services that will be provided by Gomez Advisors, Inc. include strategy development, marketing, product and interface design and implementation planning.


ITEM 2.  PROPERTIES

     Ashton and UTTC lease approximately 10,000 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103. Ashton leases approximately 2,500 square feet of office space at 10420 Little Patuxent Parkway, Columbia, Maryland 21044. CSI(R) leases approximately 20,000 square feet of office space at 1235 Evans Road, Melbourne, FL 32904, and approximately 7,000 square feet of office space at 1445 North Fiesta Boulevard, Suite 101, Gilbert, Arizona 85234.


ITEM 3.  LEGAL PROCEEDINGS

     On October 24, 1996, the SEC commenced a private investigation concerning the circumstances under which UTTC obtained a contract with the PHLX to develop and install an electronic trading and pricing system. Ashton provided testimony to the SEC on February 12, 1997 through its Chairman, Robert A. Eprile, and has not been contacted about the matter since that date. In March 1997, the SEC directed the PHLX to make certain changes in its governance procedures and in April 1997 the PHLX announced a reorganization of its Board of Governors and changes in its governance procedures.

     Alliant Techsystems, Inc., with whom the Company has a contract for the production of certain encryption devices, has demanded payment of approximately $292,000 under that contract, which the Company is contesting.

     On May 1, 1997, David N. Rosensaft ("Mr. Rosensaft") commenced an action in the United States District Court for the Southern District of New York entitled "David N. Rosensaft v. The Ashton Technology Group, Inc., Universal Trading Technologies Corporation, The Dover Group, Inc. and Frederic W. Rittereiser
(collectively, the "Defendants")" No. 97 Civ. 3138 ("Rosensaft Action"), asserting ten claims against the Defendants including breach of contract and securities fraud and seeking, inter alia, specific performance of the Settlement Agreement, dated January 30, 1997, between and among the parties or in the alternative, actual and consequential damages in an amount to be proved at trial in addition to punitive damages. On June 11, 1997, Mr. Rosensaft served a First Amended Complaint adding three additional claims against the Defendants, relating to Ashton's refusal to allow Rosensaft's sale of his Ashton shares.

     On June 26, 1997, the Defendants filed their answers and counterclaims generally denying the allegations of the First Amended Complaint and alleging six counterclaims against Mr. Rosensaft including that (i) Mr. Rosensaft acquired 1,100,000 shares of Ashton common stock from Ashton on the basis of false and misleading statements and common law fraud and (ii) Mr. Rosensaft breached his January 19, 1996 Consulting Agreement with the Company (the "Agreement") by (a) failing to carry out his duties as a consultant under the Agreement, (b) violating the provisions of the Agreement restricting his use of confidential information of the Company, (c) failing to adhere to the non-competition provisions of the Agreement, (d) misappropriating for himself the property rights of UTTC relating to the Company's UTS(TM) and (e) failing to return to UTTC and/or Ashton valuable property and information, including confidential documents and computer equipment, belonging to UTTC and/or Ashton.

     The Company believes that none of the above matters will have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended March 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     On May 2, 1996, Ashton completed an initial public offering of 2,472,500 shares of common stock ("Common Stock") at an offering price of $4.50 per share and 2,472,500 redeemable common stock purchases warrants ("Warrants") at $0.25 per warrant. The Common Stock and the Warrants are traded on the NASDAQ Small Cap Market.

     The following sets forth the initial offering, high and low prices for the Common Stock during the periods indicated:

                                                       HIGH($)          LOW($)

INITIAL OFFERING PRICE                                   4.50            4.50

MAY 2, 1996 THROUGH JUNE 30, 1996:                      15.50            7.00

JULY 1, 1996 THROUGH SEPTEMBER 30, 1996:                11.625           4.25

OCTOBER 1, 1996 THROUGH DECEMBER 31, 1996:               8.125           5.00

JANUARY 1, 1997 THROUGH MARCH 31, 1997:                  7.6875          3.00

     The following sets forth the initial offering, high and low prices for the Warrants during the periods indicated:

                                                       HIGH($)          LOW($)

INITIAL OFFERING PRICE                                   0.25            0.25

MAY 2, 1996 THROUGH JUNE 30, 1996:                       9.25            3.25

JULY 1, 1996 THROUGH SEPTEMBER 30, 1996:                 5.375           1.25

OCTOBER 1, 1996 THROUGH DECEMBER 31, 1996:               4.00            2.00

JANUARY 1, 1997 THROUGH MARCH 31, 1997:                  3.25            1.625


     On March 31, 1997, the closing price of the Common Stock was $3.375 and the closing price of the Warrants was $1.625.

     As of March 31, 1997, there were approximately 74 holders of record of Common Stock in "Street Name" representing approximately 1200 stockholders and approximately 17 holders of record of Warrants in "Street Name" representing approximately 1200 stockholders.

DIVIDEND POLICY

     No dividends have been declared on the Common Stock through June 30, 1997 and the Board of Directors has no current intention to declare or pay dividends on the Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes of the Company for the years ended March 31, 1996 and 1997.

     In the first quarter of the fiscal year ended March 31, 1997 Ashton completed its initial public offering (the "Offering"), which provided the Company with the capital to:

     *    Acquire a majority interest in CSI;

     *    Develop  Ashton's   information   security   technology   capabilities
          including  the  design  and  development  of  the  Ashton   Technology
          Encryption Device (ATED);

     * Establish UTTC in the Philadelphia Stock Exchange building and hire a technology team headed by Fred S. Weingard who was previously a principal at the consulting firm of Booz, Allen & Hamilton and was the founder and director of Booz's Advanced Computation Technologies and Systems Group; and

     *    Build the UTS(TM) System.

REVENUES AND EXPENSES

     The Company had consolidated revenues of $4,938,330 for the fiscal year ended March 31, 1997. All of the Company's revenues and the related "cost of revenues" were generated by the CSI. (The consolidated revenues do not include $1,386,143 paid by Ashton and UTTC to CSI for software engineering services.) In the financial statements included in the Company's quarterly filings on Form 10-QSB for the year ended March 31, 1997, the Company did not eliminate intercompany transactions between Ashton and its Subsidiaries. See Item 7: Financial Statements-Note 14, Quarterly Results.

     During the twelve months ended March 31, 1997, the Company incurred a net loss of $6,842,406. These losses include significant expenses for start-up costs, system development and corporate restructuring.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     During the fiscal year ended March 31, 1997, the Company incurred $3,479,660 of selling, general and administrative ("SG&A") expenses. On a per subsidiary basis, Ashton incurred $2,140,582 of SG&A expense, UTTC $876,069 and CSI $463,009. The largest components of Ashton's SG&A expenses were salaries, professional fees and public company expenses which include directors and officers insurance. Additionally, during the fiscal year ended March 31, 1997, the Company incurred considerable one-time SG&A expenses related to:

     * opening offices for Ashton and UTTC and building a computer facility for UTTC (The total cash outlay for this period was $1,256,329 of which $381,311 was capitalized and $875,018 was expensed.)

     * hiring key technical people for UTTC including Fred S. Weingard, the Executive Vice President for Advanced Programs and Technologies, and three senior technologists. (Relocation costs paid during the period were $195,000.)

DEVELOPMENT COSTS

     During the fiscal year ended March 31, 1997, the Company incurred $3,382,848 of development costs on a consolidated basis. Ashton incurred development costs of $2,049,651 primarily for the design and development of the ATED encryption device and the encryption client-server. The ATED will provide information security, including encryption and authentication, for communications with a host computer. The encryption client-server will enable a host computer to simultaneously communicate with multiple ATEDs. The ATED and encryption client-server technology will be used by UTTC to provide information security and complete anonymity for all trades through the UTS(TM) system. Separately, UTTC incurred costs of $1,333,197 for the development of the UTS(TM) system which will be an electronic pricing and transaction facility for trading exchange listed and NASDAQ NMS securities in conjunction with the PHLX.

COST OF CORPORATE RESTRUCTURING

     The Company has recorded a charge of $957,487 for corporate restructuring costs related to the resignation of Raymond T. Tate as Chairman, President and Chief Executive Officer of Ashton; the subsequent closing of Ashton's corporate offices in Columbia, Maryland; the transfer of all corporate functions to Philadelphia, Pennsylvania; and the termination of the eight person staff in Maryland.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended March 31, 1997, the Company had cash and cash equivalents of $2,691,854 after giving pro-forma effect to the UTTC private placement offering that was consummated in April 1997. See Item 1: Description of Business: UTTC Private Placement. Management expects to raise additional capital for the development of new online transactional products for both UTTC and Ashton from future private placements or other sources. There can be no assurances, however, that the Company will be able to raise such monies on a timely basis or on terms acceptable to the Company, if at all. Management also expects to generate revenues from the UTS(TM) system after the SEC approves the PHLX rule change, upon which the Company can begin marketing the product to the professional investment community. See Item 1: Description of Business:
Universal Trading Technologies Corporation and Government Regulations.

     There  can  be no  assurance,  however,  that  the  Company's  actual  cash requirements will not exceed its anticipated cash requirements or that additional cash requirements or additional financing will not be required. The Company may require additional funds to provide working capital and to sustain its operations until it generates positive cash flow from operations. The Company's estimates of its cash requirements are forward-looking statements that involve a number of risks and uncertainties.

CAPITAL EXPENDITURES

     During the fiscal year ended March 31, 1997, the Company spent $1,104,336 for the acquisition of capital equipment (primarily computer hardware and software for the UTS(TM) system) and for leasehold improvements.

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

     The results for the fiscal year ended March 31, 1997 are not comparable to the prior fiscal year because:

     * At the beginning of the fiscal year ended March 31, 1996, Ashton was a development stage company and did not become an operating company until it acquired a controlling but minority interest in CSI in June 1995;

     * Ashton completed its Offering in the first quarter of the fiscal year ended March 31, 1997. The proceeds enabled the Company to (i) build the infrastructure (facilities, people, equipment etc.) required to complete the development of the Ashton's ATED and UTTC's UTS(TM) and
          (ii) acquire a majority interest in CSI.

ASHTON

     During the year ended March 31, 1996, Ashton incurred $346,504 of development costs for the design and development of ATED. Ashton also incurred $438,555 of selling, general and administrative expenses which include $160,058 of executive compensation and $89,863 of professional services. Expenses for the year ended March 31, 1997 are not comparable with the previous fiscal year for the reasons given above.

UTTC

     During the year ended March 31, 1996, UTTC incurred $1,571,748 of development costs (including $1,349,952 related to the acquisition of UTTC by Ashton) for the UTS(TM) system. UTTC also incurred $133,175 of labor costs. Expenses for the year ended March 31, 1997 are not comparable with the previous fiscal year for the reasons given above.

CSI

     CSI's revenues for the years ended March 31, 1997 increased by $2,657,000, or 72.5%, to approximately $6,324,000, from approximately $3,667,000 for the year ended March 31, 1996. CSI recorded revenue of approximately $1,386,000 and $314,000 from Ashton for the years ended March 31, 1997 and 1996, respectively. This increase was attributable to an increase in commercial sales of $2,872,000 from approximately $2,260,000 for the year ended March 31, 1996 to approximately $5,132,000 for the year ended March 31, 1997, while government revenue declined by $215,000, from approximately $1,407,000 for the year ended March 31, 1996 to approximately $1,192,000 for the year ended March 31, 1997. The increase in commercial sales was primarily due to existing contracts with Motorola and Ashton. There is no assurance that the existing contracts with Motorola will be extended or new contracts will be executed. The decrease in government revenue was primarily due to fewer government contracts.

     Costs of revenues are direct costs, which include labor costs, subcontract costs, material costs and other direct costs related to contract revenue and overhead. Direct costs for the year ended March 31, 1997 increased by $1,739,000, or 58.2%, to approximately $4,725,000, from approximately $2,986,000 for the year ended March 31, 1996. This change has occurred primarily due to the higher concentration of commercial sales.

     Operating expenses include selling and administrative, material handling and bid and proposal expenses. Operating expenses for the year ended March 31, 1997 increased by $120,000, or 28.0%, to approximately $549,000, from approximately $429,000 for the year ended March 31, 1996. Expressed as a percentage of total revenues, operating expenses decreased for the year ended March 31, 1997 to 8.7% from 11.7% for the year ended March 31, 1996. The decrease is a result of continuing cost restraints and less bid and proposal expenses.

     Interest expense for the year ended March 31, 1997 decreased by $13,600, or 90.7%, to approximately $1,400, from approximately $15,000 for the year ended March 31, 1996. This decrease was due to less of the credit facility being used. See "Credit Facility" below. The credit facility is used primarily for accounts receivable financing, with borrowing capped at $500,000 for fiscal year 1997. At March 31, 1997, the outstanding balance on the credit line was zero. Future debt levels of CSI will be determined by ongoing working capital needs, capital expenditures and other financing requirements.

     Income taxes for the year ended March 31, 1997 were calculated using statutory rates and are payable to Ashton under a tax allocation agreement dated March 27, 1997, under which Ashton and its Subsidiaries will file a consolidated federal tax return.

     Net income for the year ended March 31, 1997 increased by $357,000, or 146.9%, to approximately $600,000, from approximately $243,000 in the year ended March 31, 1996, based upon increased revenues.

TAX ALLOCATION AGREEMENT

     On or about March 27, 1997, the Company entered into an agreement with each of its subsidiaries, CSI and UTTC (together with the Company, the "Affiliated Group"), providing for the allocation of the consolidated tax liability of the Affiliated Group among its members, for reimbursing the Company for payment of such tax liability, for compensating any party for use of its losses or tax credits, and for the allocation and payment of any refund arising from a carryback of losses or tax credits from subsequent tax years.

SHORT-TERM LOAN AND SECURITY AGREEMENT

     On or about February 18, 1997, the Company entered into a short-term loan and security agreement with CSI pursuant to which the Company borrowed $500,000 from CSI secured by a promissory note, bearing interest at eight and one-quarter percent (8 1/4%) due on or before November 18, 1997, and a Stock Pledge Agreement in which the Company pledged all of its right, title and interest in a percentage of CSI's common stock (approximately 50 percent of CSI's Class A Shares and 50.6 percent of CSI's Class B Shares).

     The Company believes that the transactions between the Company and its officers, directors and other affiliates described above were on terms at least as favorable to the Company as could be obtained from independent third parties. The Company has adopted a policy that any future transactions between the Company and its officers, directors or other affiliates will be reviewed on an ongoing basis and be submitted to the Audit Committee or other comparable body for review where appropriate. Such future transactions will be on terms at least as favorable to the Company as could be obtained from independent third parties and will be approved by a majority of the directors that are not interested in such transactions.

CREDIT FACILITY

     CSI has a line of credit arrangement with Sun Bank, National Association effective September 5, 1996, under which it may borrow up to $500,000 at the bank's prime rate. The borrowing capability is calculated based on 80% of commercial accounts receivable less than 90 days and 90% of assigned government receivables, but in no event can the borrowing exceed $500,000. The credit facility must be retired 30 days annually and CSI must maintain, on a monthly basis, minimum net worth, working capital and other financial ratios. It also includes certain covenants restricting, among other things, mergers or acquisitions, sale of assets, additional borrowings, affiliated transactions and certain other matters. The borrowings are collateralized by all receivables, contract rights, inventory and equipment. At March 31, 1997, CSI was in compliance with all covenants of the credit facility and had no borrowings outstanding.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
The Ashton Technology Group, Inc.


We have audited the accompanying consolidated balance sheet of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. We have also audited the pro forma consolidated balance sheet which gives effect to the receipt of proceeds from the sale of convertible and nonconvertible notes as described in Note 13 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 1997 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, the pro forma balance sheet presents fairly the financial position of The Ashton Technology Group, Inc. and Subsidiaries as it would have appeared at March 31, 1997 had the transaction described in Note 13 been consummated at that date.


/s/ Goldstein Golub Kessler & Company, P.C.
-------------------------------------------

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

June 24, 1997, except for the ninth paragraph of Note 12, as to which the date is June 26, 1997

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET
===============================================================================

                                             MARCH 31,                PRO FORMA
                                               1997                   (NOTE 13)
-------------------------------------------------------------------------------
ASSETS

Current Assets:
   Cash and cash equivalents (Note 1)        $   60,841              $2,691,854
   Contracts receivable, net of
     allowance for doubtful accounts
     of $62,500 in 1997 (Note 2)              1,483,163               1,483,163
   Prepaid expenses and other
     current assets                              98,903                  98,903
-------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                  1,642,907               4,273,920

Property and Equipment, net
     (Notes 1 and 3)                          1,041,449               1,041,449

Goodwill, net (Notes 1 and 8)                   575,581                 575,581

Deferred Income Tax Asset,
     net of valuation allowance
     of $2,740,000                                    -                       -

Other Assets                                    106,693                 475,680
-------------------------------------------------------------------------------
        TOTAL ASSETS                         $3,366,630              $6,366,630
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Accounts payable and accrued
     expenses (Note 4)                       $1,937,752              $1,937,752
   Billings in excess of costs
     and estimated earnings (Note 1)             52,722                  52,722
-------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES             1,990,474               1,990,474

Long-term Debt (Note 6)                          13,000               3,013,000
-------------------------------------------------------------------------------
        TOTAL LIABILITIES                     2,003,474               5,003,474
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
Minority Interest (Note 1)                      300,279                 300,279
-------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock - $.01 par value;
     authorized 1,000,000 shares,
     none issued
   Common stock - $.01 par value;
     authorized 20,000,000 shares,
     issued and outstanding
     7,562,500 shares                            75,625                  75,625
   Additional paid-in capital                10,482,197              10,482,197
   Accumulated deficit                       (9,494,945)             (9,494,945)
-------------------------------------------------------------------------------
     STOCKHOLDERS' EQUITY                     1,062,877               1,062,877
-------------------------------------------------------------------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                  $3,366,630              $6,366,630
===============================================================================
                                 See Notes to Consolidated Financial Statements

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
===============================================================================

YEAR ENDED MARCH 31,                                  1996                 1997
-------------------------------------------------------------------------------

Net revenue (Notes 1 and 2)                              -           $4,938,330
-------------------------------------------------------------------------------
Costs and expenses:
   Cost of revenue                                       -            3,544,556
   Development costs, including
     $1,349,952 write-off of intangible
     asset in 1996 (Note 8)                     $1,918,252            3,382,848
   Selling, general and administrative
     expenses (Note 12)                            648,732            3,479,660
   Depreciation and amortization                         -              280,678
-------------------------------------------------------------------------------

Total costs and expenses                         2,566,984           10,687,742
-------------------------------------------------------------------------------

Other income (expenses):
   Interest income                                      -               144,341
   Interest expense                               (66,727)              (39,792)
   Equity earnings in unconsolidated
     investee (Note 8)                             45,732                     -
   Corporate restructuring costs (Note 12)              -              (957,487)
-------------------------------------------------------------------------------

Total other income (expenses)                     (20,995)             (852,938)
-------------------------------------------------------------------------------

Loss before provision for income taxes
     and minority interest in
     earnings of subsidiary                    (2,587,979)           (6,602,350)

Provision for income taxes (Note 9)                     -               110,000
-------------------------------------------------------------------------------

Loss before minority interest in
     earnings of subsidiary                    (2,587,979)           (6,712,350)
Minority interest in earnings of
     subsidiary                                         -                130,056
-------------------------------------------------------------------------------

Net loss                                      $(2,587,979)          $(6,842,406)
===============================================================================

Net loss per common share                           $(.49)               $(.93)
===============================================================================

Weighted average number of common
     shares outstanding                         5,240,000            7,341,314
===============================================================================
                                 See Notes to Consolidated Financial Statements

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                   Common Stock
                                                           ADDITIONAL                                                  SHAREHOLDERS'
                                NUMBER OF                  PAID-IN       TREASURY     ACCUMULATED     SUBSCRIPTION        EQUITY
                                SHARES         AMOUNT      CAPITAL        STOCK         DEFICIT        RECEIVABLE      (DEFICIENCY)
-------------------------       ---------      -------     -----------   --------     -----------     ------------     ------------
Balance at March 31, 1995       2,650,000      $26,500    $    47,509           -     $  (64,560)     $  (24,332)      $   (14,883)

Issuance of common stock
  in connection with
  acquisition (Note 8)          2,640,000       26,400      1,293,600           -             -               -          1,320,000

Purchase of treasury stock
  (Note 7)                             -            -              -     $(300,000)           -               -           (300,000)

Collection of receivable               -            -              -            -             -           24,332            24,332

Net loss                               -            -              -            -     (2,587,979)             -         (2,587,979)
-------------------------       ---------      -------     -----------    --------    ------------    ------------     ------------

Balance at March 31, 1996       5,290,000       52,900      1,341,109     (300,000)   (2,652,539)             -         (1,558,530)

Issuance of common stock and
  warrants in initial public
  offering                      2,272,500       22,725      9,141,088      300,000           -                -          9,463,813

Net loss                               -            -            -              -     (6,842,406)             -         (6,842,406)
-------------------------       ---------      -------     -----------     --------   ------------    ------------     ------------

Balance at March 31, 1997       7,562,500      $75,625    $10,482,197      $ - 0 -    $(9,494,945)    $    - 0 -        $1,062,877
=========================       =========      =======     ===========     ========   ============    ============     ============

                                  See Notes to Consolidated Financial Statements

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES


                                                        STATEMENT OF CASH FLOWS
===============================================================================

YEAR ENDED MARCH 31,                                       1996            1997
-------------------------------------------------------------------------------
Cash flows from operating activities:

   Net loss                                         $(2,587,979)    $(6,842,406)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Bad debt expense                                       -          50,000
       Depreciation and amortization                     74,492         280,678
       Write-off of intangible asset                  1,349,952               -
       Equity earnings in unconsolidated
         investee                                       (45,732)              -

       Minority interest in earnings
         of subsidiary                                        -         130,056
       Changes in operating assets and
         liabilities:
           Increase in contracts receivable                   -        (553,816)
           Increase in prepaid expenses and
             other current assets                             -         (23,784)
           Decrease in other assets                           -          60,392
           Increase in accounts payable and
             accrued expenses                         1,067,327         468,576
           Increase in billings in excess
             of costs and estimated earnings                  -          52,722
-------------------------------------------------------------------------------
               NET CASH USED IN OPERATING
               ACTIVITIES                              (141,940)     (6,377,582)
-------------------------------------------------------------------------------
Cash flows from investing activities:
           Purchase of property and equipment           (21,014)     (1,104,336)
           Purchase of CSI net of cash acquired        (679,024)       (600,160)
-------------------------------------------------------------------------------
               CASH USED IN INVESTING ACTIVITIES       (700,038)     (1,704,496)
-------------------------------------------------------------------------------
Cash flows from financing activities:
           Issuance costs for initial
             public offering                           (614,856)       (316,040)
           Issuance costs for private placement         (67,340)              -
           Net proceeds from the sale of stock
             and warrants                                     -      10,394,709
           Proceeds from notes payable                1,530,863               -
           Payments of notes payable                          -      (1,966,771)
           Collection of stock subscription
             receivable                                  24,332               -
-------------------------------------------------------------------------------
               NET CASH PROVIDED BY FINANCING
               ACTIVITIES                               872,999       8,111,898
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                31,021          29,820

Cash and cash equivalents at beginning
   of the year                                                -          31,021
-------------------------------------------------------------------------------
Cash and cash equivalents at end of the year        $    31,021         $60,841
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the year for:
       Interest                                               -         $84,796
===============================================================================
       Income taxes                                           -          $5,694
===============================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITY:
     Purchase of treasury stock in exchange
       for note payable                             $   300,000               -
===============================================================================
                                 See Notes to Consolidated Financial Statements

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================
1.  ORGANIZATION,                  The   accompanying   consolidated   financial
    PRESENTATION,                  statements include the accounts of The Ashton
    PRINCIPAL                      Technology  Group,  Inc.  ("Ashton")  and its
    BUSINESS                       Subsidiaries,  Universal Trading Technologies
    ACTIVITY AND                   Corporation  ("UTTC")  and  Computer  Science
    SIGNIFICANT                    Innovations  Inc. ("CSI")  (collectively  the
    ACCOUNTING                     "Company").   All  significant   intercompany
    POLICIES:                      transactions    and   balances    have   been
                                   eliminated.   As  described  in  Note  8,  in
                                   October  1995,  Ashton  acquired  80%  of the
                                   common   stock   of   UTTC.    The   business
                                   combination  has  been  accounted  for  as  a
                                   purchase.  The results of  operations of UTTC
                                   are included in the accompanying consolidated
                                   financial   statements   since  the  date  of
                                   acquisition.

                                   Additionally, as described in Note 8, in June 1995, Ashton acquired 650,798 Class A voting shares and 16,726 Class B nonvoting common shares of Computer Science Innovations, Inc. ("CSI"). On November 16, 1995, Ashton acquired an additional 2,000 Class A voting common shares and 42,000 Class B nonvoting common shares which increased its investment to 29% of the total number of common shares outstanding. For the year ended March 31, 1996, this investment has been accounted for by Ashton using the equity method. On May 2, 1996, the effective date of the Company's initial public offering (the "Offering"), Ashton purchased additional shares of Class A voting and Class B nonvoting common stock of CSI which enabled Ashton to own 80% of each class of CSI's common stock. The results of operations of CSI are included in the accompanying consolidated financial statements since May 2, 1996, the date of acquisition.

                                   The Company was founded to exploit opportunities in the rapidly evolving businesses of Internet and electronic commerce through the application of its skills and advanced technologies in securities trading and information security. The Company designs, develops and markets online transactional systems, especially for the securities industry, and information security technologies. Ashton has designed and developed the Ashton Technology Encryption Device ("ATED") and UTTC has designed and developed the Universal Trading System ("UTS(TM)").

                                   CSI's revenue on time and materials-type contracts is recognized as work is performed. Revenue from cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. CSI recognizes revenue from long-term fixed-price contracts on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract.

                                   Cost of revenue includes all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted fixed-price contracts are made in the period in which such losses are first estimated. The cumulative effect of revisions to estimated total contract costs and revenue is recorded in the period in which the facts requiring the revision become known. Claims, including change orders, are reflected at estimated recoverable amounts. An allowance for doubtful accounts is recorded in the period in which such accounts are determined to be uncollectible.

                                   Development  costs are  expensed  as incurred
                                   until the UTS(TM) and ATED models are functional. Subsequent costs will be capitalized and reported at the lower of unamortized cost or net realizable value.

                                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                   The   Company    considers    highly   liquid
                                   investments with an original maturity of three months or less to be cash equivalents.

                                   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Management does not believe SFAS No. 128 or any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

                                   Depreciation of property and equipment is provided for using the straight-line method over the estimated useful life of the related assets. Amortization of leasehold improvements is provided for using the straight-line method over the term of the lease.

                                   Offering costs are comprised primarily of accounting, legal, printing and certain underwriting fees. Upon consummation of the Offering described in Note 5, these costs were offset against the proceeds from the transaction.

                                   At each balance sheet date the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business.

                                   Net loss per common share was computed based upon the weighted average number of common shares outstanding. For the year ended March 31, 1996, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares of common stock issued or stock options granted during the 12-month period preceding the date of the initial filing of a Registration Statement at prices below the Offering price have been included in the weighted average number of shares outstanding since inception.

                                   In 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123.

2.   CONTRACTS           Contracts receivable consist of the following at March
     RECEIVABLE AND      31, 1997:
     MAJOR
     CUSTOMERS:          U.S. government-defense (prime and subcontracts):
                             Amounts billed                          $  364,403
                             Retainages, representing unbilled
                               costs and estimated earnings on
                               progress completed                        82,145
                         ------------------------------------------------------
                                                                        446,548
                         ======================================================
                         Commercial and other governmental:
                         Amounts billed                               1,086,732
                         Unbilled costs and estimated earnings
                           on progress completed                         12,383
                         ------------------------------------------------------
                                                                      1,099,115

                         -------------------------------------------------------
                         Allowance for doubtful accounts                (62,500)
                         ------------------------------------------------------
                                                                     $1,483,163
                         ======================================================
                         There were no progress billings on U.S.
                           government fixed contracts.

                         The portions of revenue derived from
                           contracts with major customers for the
                           year ended March 31, 1997 were as follows:

                         One U.S. government agency                           6%
                         ------------------------------------------------------
                         One U.S. Armed Forces branch                         5%
                         ------------------------------------------------------
                         One U.S. government subcontract                      1%
                         ------------------------------------------------------
                         One commercial customer                             63%
                         ------------------------------------------------------
                         All U.S. government branches and agencies           23%


3.   PROPERTY AND        Property and equipment, at cost, consist
     EQUIPMENT           of the following as of March 31, 1997:
                                                                      Estimated
                                                                    Useful Life
                         ------------------------------------------------------
                         Office equipment         $188,887         3 to 5 years
                         Computer equipment      1,228,149              3 years
                         Furniture and fixtures    239,606              7 years
                         Leasehold improvements    140,552        Term of lease
                         ------------------------------------------------------
                                                 1,797,194
                         Less accumulated
                         depreciation and
                         amortization              755,745
                         ------------------------------------------------------
                                                $1,041,449
===============================================================================
                         Depreciation and amortization expense for the years ended March 31, 1996 and 1997 was $5,348 and $242,255, respectively.

 4.  ACCOUNTS            Accounts  payable and  accrued expenses consist of the
     PAYABLE AND         following:
     ACCRUED
     EXPENSES:           Trade accounts payable                        $792,622
                         Accrued compensation                           640,930
                         Accrued professional fees                      281,639
                         Accrued other expenses                         222,561
                         ------------------------------------------------------
                                                                     $1,937,752
                         =======================================================

5.   INITIAL PUBLIC      On May 2, 1996,  the Company  completed  an Offering of
     OFFERING:           2,150,000  shares of common stock at an offering  price
                         of $4.50 per share and  2,150,000  warrants at $.25 per
                         warrant.   The  common   stock  and  the  warrants  are
                         separately  tradeable.   The  Company  granted  to  the
                         underwriters  the  right  to  exercise   over-allotment
                         options  of  322,500  shares  of  common  stock  and/or
                         322,500 warrants at the Offering price, within 45 days of May 2, 1996. On May 7, 1996, the underwriters exercised the over-allotment options and offered an additional 322,500 shares of common stock and 322,500 warrants to the public at $4.50 per share and $.25 per warrant. As a result of the Offering, the Company received net proceeds of approximately $10,395,000 and increased its total shares of common stock and warrants outstanding by 2,472,500 each. The net proceeds from the Offering were used to repay all notes payable to stockholders, certain notes payable and related accrued interest in existence through the date of the Offering and provided working capital. The net proceeds were also used to purchase the additional shares of CSI stock as described in Note 8.

6.   LONG-TERM           In October 1995, the Company raised $650,000 by issuing
     DEBT:               13  units  through  a  private  placement.   Each  unit
                         consisted  of a $49,000 10%  nonconvertible  promissory
                         note due in April  1997  and a $1,000  10%  convertible
                         promissory   note  due  in  October  1998.  The  $1,000
                         convertible notes are convertible into warrants to purchase 20,000 shares of common stock through October
                         1998 at $8 per share. Interest is payable semiannually on these notes. The nonconvertible notes were repaid in May 1996 with the proceeds of the Offering (see Note
                         5).

7.   NOTES PAYABLE       At March 31,  1996,  the Company had a note  payable in
     TO STOCK-           the  amount  of   $615,176  to  The  Dover  Group  Inc.
     HOLDERS             ("Dover"), a stockholder of the Company, which note was
                         issued in connection with the acquisition of the common stock of CSI (see Note 8). In addition, during 1995,
                         Dover loaned UTTC $43,430.

                         As of March 31, 1996, the Company had a $100,000 loan payable to Medford Financial, Inc. ("Medford"), a
                         company  whose   principals  are  stockholders  of  the
                         Company. Medford has agreed to provide certain consulting services to the Company over a three-year period.

                         In January 1996, the Company purchased 200,000 shares of its common stock from a stockholder for an aggregate purchase price of $300,000. The purchase price was paid by Ashton with a promissory note.

                         In January 1996, an officer/stockholder loaned the Company $150,000. Additionally, the company had other stockholder loans totaling $36,165.

                         All of the loans mentioned above were repaid in May 1996 with the proceeds of the Offering (see Note 5).

8.   ACQUISITIONS:       In  October  1995,  Ashton  acquired  4,000,000  common
                         shares  of UTTC in  exchange  for  2,640,000  shares of
                         Ashton's common stock. This acquisition  represents 80%
                         of the outstanding  common shares of UTTC. The purchase
                         price  of  $1,320,000  resulted  in  an  allocation  of
                         approximately   $1,349,952   to  UTTC's   UTS(TM),   an
                         intangible asset with no alternative future use. This amount has been considered to be a development cost which has been charged to operations in the year ended
                         March 31, 1996.

                         In June 1995, Ashton acquired 650,798 Class A voting common shares and 16,726 Class B nonvoting common shares of CSI, which represents 26% of the total number of common shares outstanding, 47% of the outstanding voting shares and 1.5% of the outstanding nonvoting shares of CSI for a purchase price of $667,524, paid in cash. Dover advanced Ashton substantially all of the funds for this acquisition. Additionally, Dover received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $8 per share. The warrants are exercisable on or before October 10, 1998. In November 1995, Ashton acquired an additional 2,000 Class A voting common shares and 42,000 Class B nonvoting common shares for a purchase price of $11,500, paid in cash. The purchases increased Ashton's investment to 29% of the total number of common shares outstanding.

                         In connection with the May 2, 1996 Offering as described in Note 5, Ashton purchased an additional 469,155 shares of CSI's Class A voting stock and an additional 1,557,210 shares of Class B nonvoting common stock for $865,565. On June 11, 1996, Ashton acquired an additional 12,053 of Class A voting common shares and 1,261 Class B nonvoting common shares of CSI for $6,100, and subsequently purchased additional shares. After such purchases, Ashton now owns 83.18% of the aggregate Class A and Class B common stock.

                         The total cumulative purchase price of $1,591,189 as of March 31, 1997 in this step acquisition resulted in an excess of cost over Ashton's proportionate share of its equity in the fair value of the net assets of CSI
                         (goodwill) of approximately $640,000 which is being amortized over 15 years. Amortization of goodwill for the years ended March 31, 1996 and 1997 was $25,900 and $38,423, respectively.

                         The  following  pro  forma  information   presents  the
                         results of operations of the Company as though the acquisitions occurred on April 1, 1995 and 1996.

                         Year ended March 31,             1996             1997
                         ------------------------------------------------------
                         Net revenue                $3,667,000       $5,341,000
                         Net loss                   (2,431,000)      (6,813,000)
                         Loss per common share           $(.46)           $(.93)

                         The   following  is  a  condensed   balance  sheet  and
                         statement of operations for CSI, the unconsolidated investee, at and for the year ended March 31, 1996:

                         Current assets                             $ 1,048,097
                         Property and equipment, net                    165,015
                         Other assets                                    18,712
                         ------------------------------------------------------
                         Total assets                                $1,231,824
                         ======================================================
                         Current liabilities                           $431,305
                         Stockholders' equity                           800,519
                         ------------------------------------------------------
                         Total liabilities and
                         stockholders' equity                        $1,231,824
                         ======================================================
                         Revenue                                     $3,666,864
                         Expenses                                     3,423,651
                         ------------------------------------------------------
                         Net income                                    $243,213
                         ======================================================
                         Net income per common
                         share                                             $.10
                         ======================================================
                         Weighted average number of
                         common shares outstanding                    2,491,234
                         ======================================================

9.   INCOME TAXES:       The  provision   for  income  taxes   consists  of  the
                         following for the year ended March 31, 1997:

                         Current - state                                $59,000
                         ------------------------------------------------------
                         Deferred:
                            Federal                                      48,000
                            State                                         3,000
                         ------------------------------------------------------
                                                                         51,000
                         ------------------------------------------------------
                                                                       $110,000
                         ======================================================

                         The company has net operating loss carryforwards at March 31, 1997 of approximately $5,800,000, which will begin to expire in 2011, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles exceeds the basis for financial reporting purposes by approximately $1,400,000. The carryforwards and the temporary difference result in a deferred tax asset of approximately $2,740,000 at March 31, 1997 for which the Company has provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit.

                         The components of deferred income taxes at March 31, 1997 were as follows:

                         Net operating loss carryforward             $2,200,000
                         Basis of intangible asset                      540,000
                         Valuation allowance                         (2,740,000)
                         ------------------------------------------------------
                                                                            $-0-
                         ======================================================
                         The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

                         Year ended March 31,          1996                1997
                         ------------------------------------------------------

                         Tax benefit computed
                           at the federal
                           statutory rate         $(880,000)        $(2,290,000)
                         Change in valuation
                           allowance                880,000           2,290,000
                         State income taxes, net
                           of federal
                           income tax effect              -             110,000
                         ------------------------------------------------------

                                                        $-0-           $110,000
                         ======================================================

                         The Company files a consolidated federal income tax return. In 1997, Ashton entered into an agreement with CSI and UTTC. The agreement provides that any member of the group which has taxable income must compensate any other member for the use of net operating losses and tax credits.
                         ======================================================

10.  RELATED PARTY       During 1996, the Company paid approximately $314,000 to
     TRANSACTIONS:       CSI for the  development  of encryption  coding and the
                         UTS(TM) on-line transaction system. These expenses are reflected in development costs as of March 31, 1996.

11.  EMPLOYEE            Stock   options  are  granted  to   employees   at  the
     STOCK OPTIONS:      discretion of the board of directors.  A summary of the
                         status of the  Company's  employee  stock options as of
                         March 31, 1996 and 1997 and changes  during those years
                         are as follows:
                                                  1996                     1997
                         ------------------------------------------------------
                                                   Weighted-           Weighted-
                                                   Average             Average
                         Fixed                     Exercise            Exercise
                         Options         Options   Price     Options   Price
                         ------------------------------------------------------
                         Outstanding
                         at beginning
                         of year              -        -     350,000    $4.00

                         Granted
                         during year     350,000    $4.00    100,000    14.25

                         Outstanding
                         at end of
                         year            350,000    $4.00    450,000    $6.28
                         ======================================================

                         The following table summarizes information about stock options outstanding and exercisable at March 31, 1997:

                                                     Weighted-
                                                     Average
                         Range of                    Remaining
                         Exercise       Number       Contractual      Exercise
                         Price          Outstanding  Life             Price
                         ------------------------------------------------------

                         $4.00-$14.25   450,000      9 years          $6.28
                         ======================================================

                         None of the above options were exercisable at March 31, 1997.

                         In addition, a summary of the status of UTTC's employee stock options as of March 31, 1997 and changes during the year ended is as follows:

                                                               Weighted-Average
                                                    Options    Exercise Price
                         ------------------------------------------------------
                         Granted during year
                         and outstanding at
                         end of year                400,000        $1.50
                         ======================================================

                         The following table summarizes information about stock options outstanding and exercisable at March 31, 1997:

                                                     Weighted-
                                                     Average
                         Range of                    Remaining
                         Exercise     Number         Contractual      Exercise
                         Price        Outstanding    Life             Price
                         ------------------------------------------------------
                         $1.50        400,000        4.36 years       $1.50
                         ======================================================

                         None of the above options were exercisable at March 31, 1997.

                         Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss and loss per share would not have materially changed because the options issued had no value at the grant date based on an independent valuation of the Company.

                         Concurrent with the Offering, the Company registered 760,000 additional warrants to purchase common stock. Such warrants are identical to the warrants described in Notes 6 and 8 and were issuable automatically upon the completion of the Offering in exchange for the already existing outstanding common stock warrants.

12.  COMMITMENTS,        The Company leases office  facilities  under  operating
     CONTINGENCIES,      leases  expiring  through  May  2005.   Future  minimum
     SETTLEMENTS         operating lease payments are as follows:
     AND
     CORPORATE           Year ending March 31,
     RESTRUCTURING            1998                                    $ 441,000
     COSTS:                   1999                                      392,000
                              2000                                      337,000
                              2001                                      337,000
                              2002                                      154,000
                           Thereafter                                   501,000
                         ------------------------------------------------------
                                                                     $2,162,000
                         ======================================================

                         Rent expense under these operating lease for the years ended March 31, 1996 and 1997 totaled approximately $24,000 and $390,000, respectively.

                         The Company has employment agreements which require the
                         Company  to  pay   approximately   $1,257,000   through
                         September 1999.

                         In September 1995, UTTC entered into an agreement with the Philadelphia Stock Exchange ("PHLX") whereby the PHLX has agreed to employ UTTC's UTS(TM) on its equity trading floor. In connection with this agreement, UTTC is required to reimburse the PHLX up to $100,000 for the first year of the agreement for marketing costs incurred by the PHLX. UTTC is also required to assume up to $200,000 of the PHLX's initial technology development costs in implementing the UTS(TM). UTTC is required to contribute to a PHLX administered "claim fund" for potential claims relating to the UTS(TM) operations. UTTC is required to contribute $100,000 after commencement of the UTS(TM) trading and, if necessary, to make additional contributions of up to $100,000 per year to such claim fund. The PHLX is also entitled to receive an annual royalty from UTTC of 3% of annual gross revenue based on UTTC's average revenue in the first three years of operations for each year the PHLX agreement is in effect. These payments are required to begin at the end of the second full year of operation and continue for the life of the PHLX agreement.

                         CSI has a line of credit arrangement with a bank under which it may borrow up to $500,000, payable on demand. The bank has limited CSI's borrowing availability under the line of credit to the lesser of $500,000 or 80% of billed contracts receivable less than 90 days from invoice date ($881,821 at March 31, 1997). Interest is charged at the bank's prime rate (8.5% at March 31,
                         1997). CSI must maintain minimum net worth, working capital and maintain certain financial ratios. The borrowings are collateralized by all contracts receivable, contract rights, inventory and equipment. Additionally, five specific government contracts have also been assigned as additional collateral. At March 31, 1997, CSI had no borrowings under this line of credit.

                         Each year, CSI's records are subject to Defense Contract Audit Agency review. During March 1996, CSI's records were reviewed as of March 31, 1995 and 1994. No adjustments or substantive issues were raised during the current year review.

                         On January 30, 1997,  Ashton,  along with UTTC, Fredric
                         W. Rittereiser ("Rittereiser") and Dover (of which Rittereiser is the chairman) entered into a Settlement Agreement related to a dispute with David N. Rosensaft ("Rosensaft") (a cofounder of UTTC) under which a consulting agreement among Ashton, UTTC and Rosensaft dated January 19, 1996 was deemed to be void ab initio and each of the parties released and discharged each of the other parties from any and all agreements and claims which any of them have against any of the other parties. The Settlement Agreement granted Rosensaft registration rights under the Securities Act of 1933, as amended (the "Securities Act") under certain terms and conditions for the 333,333 shares of UTTC common stock that he owns. Also on January 30, 1997, Ashton, Dover, Rittereiser and Rosensaft entered into a Stock Purchase Agreement under which Dover and Rittereiser or his or its designee, agreed to purchase the 750,000 shares of Ashton common stock owned by Rosensaft on April 10, 1997 for a total purchase price of $2,000,000 and Ashton granted Dover and Rittereiser or his or its designees, registration rights under the Securities Act under certain conditions for the 750,000 shares. On or about April 10, 1997, Ashton advised Rosensaft that the Rosensaft agreement was null and void and Rittereiser and Dover declined to purchase the 750,000 shares.

                         On May 1, 1997, Rosensaft commenced an action in the United States District Court for the Southern District of New York entitled David N. Rosensaft v. The Ashton Technology Group, Inc., UTTC, Dover and Fredric Rittereiser (collectively the "Defendants") No. 97 Civ. 3138, asserting 10 claims against the Defendants including breach of contract and securities fraud and seeking, inter alia, specific performance of the Settlement Agreement dated January 30, 1997, between and among the parties or in the alternative, actual and consequential damages in an amount to be proved at trial in addition to punitive damages. On June 11, 1997, Rosensaft served a First Amended Complaint adding three additional claims against the Defendants, relating to Ashton's refusal to allow Rosensaft's sale of his Ashton shares.

                         On June 26, 1997, the Defendants filed their answers and counterclaims generally denying the allegations of the First Amended Complaint and alleging six counterclaims against Rosensaft including that (i) Rosensaft acquired 1,100,000 shares of Ashton common stock from Ashton on the basis of false and misleading statements and common law fraud, and (ii) Rosensaft breached his January 19, 1996 consulting agreement with the Company (the "Agreement") by (a) failing to carry out his duties as a consultant under the Agreement, (b) violating the provisions of the Agreement restricting his use of confidential information of the Company, (c) failing to adhere to the noncompetition provisions of the Agreement, (d) misappropriating for himself the property rights of UTTC relating to the Company's UTS(TM) and (e) failing to return to UTTC and/or Ashton valuable property and information, including confidential documents and computer equipment belonging to UTTC and/or Ashton.

                         On  October  22,  1996,  the  Company  entered  into  a
                         settlement agreement (the "Settlement Agreement") related to a dispute involving Robert A. Eprile, John
                         A. Blohm, Rittereiser, Dover, F.E. Weimmer, Jr., F.E. Weimmer, Sr., F.E. Rittereiser, Sr., and Thomas Rittereiser, as trustee for Alexis J. Rittereiser, Amanda Weimmer and John Weimmer, Raymond T. Tate ("Tate"), Helen J. Tate, as trustee for the Andrew Patrick Tate Trust, Helen J. Tate, as trustee for the Susan Katherine Tate Burrowbridge Trust and Helen J. Tate, as trustee for the Elizabeth Tate Winters Trust (collectively the "Tate Trusts"). The Settlement Agreement resolved all differences among the parties thereto, and all parties to the Settlement Agreement agreed to release each of the other parties from any and all actions or claims arising out of or in connection with the matters covered by the Settlement Agreement. Pursuant to the Settlement Agreement, on October 22, 1996, Tate resigned from his position as director of the Company and its Subsidiaries and all officer positions held by him in the Company and its Subsidiaries. Pursuant to the Settlement Agreement, on October 22, 1996, the board of directors of the Company elected Fred S. Weingard, executive vice president of UTTC, to fill the vacancy on the Company's board of directors created by the resignation of Tate.

                         Pursuant to the Settlement Agreement and in consideration of the payment of $250,000 on October 22, 1996, Helen J. Tate as trustee for the Tate Trusts granted to Rittereiser or his designee the option (the "Call Option"), exercisable at any time from April 2, 1997 through June 2, 1997, to purchase 1,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), from the Tate Trust for a total purchase price of $4,500,000. Pursuant to the
                         Settlement Agreement and in consideration for $1, Rittereiser granted Tate the option (the "Put Option"), exercisable at any time during the five business days following the exercise of the Call Option, to require Rittereiser to purchase from Tate the 107,500 shares of common stock of the Company owned, beneficially or otherwise, by Tate for a total purchase price of $483,750. Rittereiser did not exercise the Call Option prior to its expiration.

                         As a result of the Call Option, Rittereiser was deemed to beneficially own 1,000,000 shares, or approximately 13.2%, of the outstanding Common Stock of the Company at March 31, 1997.

                         In addition, on October 22, 1996, Tate and the Company also entered in a license agreement (the "License Agreement"). Under the terms of the License Agreement, the Company granted Tate a perpetual, worldwide license, at his own cost, to use, sublicense, reproduce and make derivative works and enhancements of the technology used by the Company to develop the ATED, including the ATED Key Management System, encryption software and crypto-server technology (the "Licensed Technology") in any field of use other than the Financial Services Industry (as such term is defined in the License Agreement). In consideration for granting the license, Tate (or his permitted assigns under the License Agreement) must pay a perpetual annual royalty to the Company equal to 2% of the total gross revenue earned from the use of the Licensed Technology. Tate's right to use the Licensed Technology will be exclusive, provided Tate pays to the Company a cumulative license fee of at least $100,000 by October 22, 2000 (the "License Fee"). The License Fee will be reduced by the total amount of royalties paid to the Company. Tate may assign the license to any person or entity controlled by Tate.

                         Additionally, the Company and Tate also entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Tate to act as a consultant to CSI for the period from October 22, 1996 to December 31, 1998. As compensation for such services, for the period from October 22, 1996 through December 31, 1996, the Company will pay Tate (or, in the event of his death, his estate) $40,000. For the period from October 22, 1996 through December 31, 1998, the Company also will pay to Raymond Tate Associates, Inc. $120,000 per annum which was charged to operations during the year ended March 31, 1997 and is included in corporate restructuring costs. Tate also agreed not to compete with the Company in the Financial Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement.

                         On October 24, 1996, the Securities and Exchange Commission ("SEC") commenced a private investigation concerning the circumstances under which Ashton's subsidiary, UTTC, obtained a contract with the PHLX to develop and install an electronic trading and pricing system. Ashton provided testimony to the SEC on February 12, 1997 through its chairman, Robert Eprile, and has not been contacted about the matter since that date. In March 1997, the SEC directed the PHLX to make certain changes in its governance procedures and in April 1997 the PHLX announced a reorganization of its board of governors and changes in its governance procedures.

13.  SUBSEQUENT          On April 18, 1997,  UTTC completed a private  placement
     EVENTS:             of  $3,000,000  in  notes,   consisting  of  $2,550,000
                         nonconvertible  and  $450,000   convertible  notes,  to
                         accredited   investors.   The  convertible   notes  are
                         convertible  into 450,000  shares of UTTC common stock.
                         These notes bear  interest at 9% per annum,  payable on
                         January 31, annually, and are due January 31, 1999. The
                         Company   received   net   proceeds  of   approximately
                         $2,600,000,   after   deducting  debt  issue  costs  of
                         approximately $400,000. The debt issue costs will be amortized over the term of the notes.

                         The accompanying pro forma balance sheet presents the financial position of the Company as it would have appeared at March 31, 1997 had the notes been issued on that date.

                         In May 1997, the Company formed a wholly owned subsidiary, Gomez Advisors, Inc. ("Gomez"). Gomez will provide banks, broker-dealers, insurance companies and other financial intermediaries with advice concerning the business potential of the Internet as a tool for use in marketing and in the interactive distribution of financial products. The range of services that will be provided by Gomez include strategy development, marketing, product and interface design, and implementation planning.

14.  QUARTERLY           In the financial  statements  included in the Company's
     RESULTS             quarterly  filings  on Form  10-QSB  for the year ended
     (UNAUDITED)         March  31,   1997,   the  Company  did  not   eliminate
                         intercompany   transactions   between  Ashton  and  its
                         Subsidiaries.     After    eliminating     intercompany
                         transactions, the financial position and results of operations of the Company as of and for the quarterly periods were as follows:

                                   June 30, 1996                       September 30, 1996                  December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
                               As                                  As                                  As
                               Previously         As               Previously         As               Previously         As
                               Reported           Restated         Reported           Restated         Reported           Restated
------------------------------------------------------------------------------------------------------------------------------------
Assets                         $7,788,861         $7,661,841       $6,075,412         $5,934,120       $4,594,863         $4,372,505
Liabilities                       507,637            380,617          983,629            842,337        1,442,337          1,219,979
Stockholders' Equity                               Unchanged                           Unchanged                           Unchanged
Net Revenue                     1,413,645          1,016,675        1,748,443          1,265,340        1,501,244          1,144,977
Total costs and expenses        2,230,930          1,833,960        4,029,901          3,546,798        2,667,722          2,311,455
Net Loss                                           Unchanged                           Unchanged                           Unchanged
Loss per common share                              Unchanged                           Unchanged                           Unchanged


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 3, 1996, the Company, with the approval of its Board of Directors, decided not to continue its relationship with its independent public accountants, Goldstein Golub Kessler & Company, P.C. ("GGK"), which principal executive offices are in New York, New York. GGK served as the Company's independent public accountants for the fiscal year ended March 31, 1995 and for the Offering. However, as the Company was located in Columbia, Maryland at that time, the Board of Directors of the Company decided to engage a Maryland-based accounting firm. GGK's reports on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of GGK, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     The Baltimore, Maryland office of Arthur Andersen LLP ("Andersen") was engaged as the Company's independent public accountants effective June 3, 1996 and performed the audit for the fiscal year ended March 31, 1996. However, after the principal executive offices of the Company were relocated to Philadelphia, Pennsylvania, the Company decided to re-engage GGK. The decision to change accountants was approved by the Company's Board of Directors. On April 30, 1997, Andersen was dismissed as the principal independent accountants engaged in auditing the financial statements of the Company. Andersen's report on the financial statements of the Company for the 1996 fiscal year (which was the only year for which Andersen acted as the Company's principal independent accountants) did not contain an adverse opinion or a disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     On April 30, 1997, GGK was re-engaged as principal independent accountants to audit the financial statements of the Company and its subsidiaries. As noted, GGK was the Company's auditor for its fiscal year ended March 31, 1995 and for Ashton's Offering.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each of the directors and executive officers of Ashton:


       NAME                  AGE         POSITION

Robert A. Eprile             43          Chairman of the Board and Treasurer

Fredric W. Rittereiser       60          President, Chief Executive Officer
                                         and Director

John A. Blohm                51          Executive Vice President,
                                         Secretary and Director

Fred S. Weingard             43          Executive Vice President and Director


     Robert A. Eprile is a co-founder of UTTC and has been involved in the development of the UTS(TM) system since 1993. He has been President and Chief Executive Officer of UTTC since its inception; and has been Chairman of the Board and Treasurer since October 1986. He has served as a Director of Ashton since October 1995; from 1986 to 1994, Mr. Eprile was President of Eprile & Associates, a management consulting firm specializing in the turn-around of troubled companies and the application of quantitative techniques to finance and trading. Mr. Eprile's clients have included major U.S. securities exchanges, commercial, investment and merchant banks, mutual fund and money management firms and companies involved in finance, marketing and real estate. From 1992 to 1993, Mr. Eprile was also Interim Chief Operating Officer of TW ComCorp., a telecommunications distribution company where he managed a successful turn-around. Mr. Eprile received an M.B.A. degree from Stanford University Graduate School of Business and a B.A. degree from Oberlin College.

     Fredric W. Rittereiser has been President and Chief Executive Officer of Ashton since October 1996 and a member of the Board since December 1996. Mr. Rittereiser has been active as an independent management consultant since 1990, serving mainly companies involved in the financial services industry, having served in senior management positions with a number of investment banking firms prior to his becoming an independent management consultant. He also has extensive experience in the development and introduction of electronic securities trading systems, having served as President, Chief Operating Officer and Director of Instinet Corporation, a publicly held corporation, from 1983 through 1985.

     John A. Blohm has served as Executive Vice President and a Director of Ashton since December 1994, is a co-founder of CSI(R) and has served as Chairman of the Board of Directors of CSI(R) since 1983 and is a former President and Chief Executive Officer of CSI(R). He has over 27 years of experience in systems development integration and engineering. Before co-founding CSI(R), Mr. Blohm was the Section Head of Real Time Software for Harris Corporation, Government Systems Division. Mr. Blohm serves on several alumni and advisory boards, including The Johns Hopkins University Board of the Society of Engineering Alumni and the Florida Institute of Technology School of Business Board of Overseers. He received his M.S. degree from The American University and a Bachelor of Engineering Science degree from The Johns Hopkins University.

     Fred S. Weingard has been Executive Vice President of Technology and Advanced Computing Programs since July 1996 and a Director since October 1996. Mr. Weingard was employed at Booz Allen & Hamilton Inc. from 1986 through June 1996. From June 1991 through June 1996 he served as a principal at that firm. In addition, Mr. Weingard is a Professional Engineer in Mechanical Engineering and is registered in New York State and Washington State. Mr. Weingard was the founder and director of Booz Allen's Advanced Computational Technologies & System. Mr. Weingard is a nationally recognized expert in the field of neural networks and has been an invited panelist/lecturer for government, industry, academia, and professional societies. He has authored over 12 scientific papers and publications. He is the sole inventor of a fundamentally new neural network called Self-Organizing Analog fields (SOAF) capable of discovering natural structure in unlabeled spatiotemporal data (US patent No. 5,179,596, issued January 12, 1993). A second related patent (US patent No. 5,493,688) was granted to Mr. Weingard on February 20, 1996. Mr. Weingard is also credited with inventing five premiere Booz Allen proprietary technologies/products. He has a degree in Engineering Physics and an M.E. degree in Nuclear Engineering from Cornell University, and an M.S. degree in Computer Science from George Washington University.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the amount of all compensation paid by Ashton during the years ended March 31, 1996 and March 31, 1997 to Ashton's Chairman Robert Eprile, former Chairman, President and Chief Executive Officer Raymond T. Tate, and to Ashton's new Chairman, since October 26, 1996, Robert A. Eprile, Ashton's President and Chief Executive Officer Fredric W. Rittereiser, Executive Vice President John A. Blohm, and Executive Vice President Fred S. Weingard.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                                     LONG-TERM
COMPENSATION                                       -------------------                                     ---------
------------                                                                             RESTRICTED    NUMBER      LTIP      ALL
NAME AND                                                                                   STOCK         OF       PAYOUTS   OTHER
PRINCIPAL POSITION              YEAR     SALARY($)  FRINGE($)   OTHER($)      TOTAL        AWARDS      OPTIONS      ($)     COMP.($)
-------------------------       ----     ---------  ---------   --------      -----      ----------    -------    -------  -------
Raymond T. Tate,                1996      50,000       -0-       78,808(1)    128,808      -0-            -0-        -0-      -0-
former Chairman,                1997     143,937     4,500      531,063(2)    679,500      -0-            -0-        -0-      -0-
President, and Chief
Executive Officer

Robert A. Eprile,(3)            1996      37,500       -0-          -0-        37,500      -0-(4)         -0-        -0-      -0-
Chairman, Ashton                1997      92,308       -0-          -0-        92,308      -0-(4)         -0-        -0-      -0-
President and CEO, UTTC

Fredric W. Rittereiser,(3)      1996         -0-       -0-          -0-           -0-      -0-            -0-        -0-      -0-
President and CEO, Ashton       1997         -0-       -0-          -0-           -0-      -0-            -0-        -0-      -0-
Chairman, UTTC

John A. Blohm, (3)              1996     115,773       -0-          -0-       115,773      -0-        350,000(5)     -0-      -0-
Executive Vice President        1997      76,945     1,410          -0-        78,355      -0-            -0-        -0-      -0-

Fred S. Weingard,               1996         -0-       -0-          -0-           -0-      -0-            -0-        -0-      -0-
Executive Vice President        1997     215,192       -0-          -0-       215,192      -0-        100,000(6)     -0-      -0-

---------------------------
(1) Represents payment of the premium of a life insurance policy for the benefit of the family of Mr. Tate in the amount of $1,500,000.

(2) Represents payments of the premium of a life insurance policy for the benefit of the family of Mr. Tate until the date of the Settlement Agreement on October 22, 1996 and certain expenditures that benefited Mr. Tate personally for which he was provided a Form 1099 and $252,000 in additional funds shown in the Restructure Costs agreed to under the Settlement Agreement of October 22, 1996, of which $53,269 was paid in the fiscal year ended March 31, 1997. This figure does not reflect $250,000 paid to Mr. Tate by Mr. Rittereiser and The Dover Group for a "Call Option" on the Tate stock per the Settlement Agreement pursuant to the terms of which Mr. Tate resigned.

(3) Robert A. Eprile, Fredric W. Rittereiser and John A. Blohm volunteered not to take any cash compensation from the Company since taking over management of the Company in November 1996.

(4) Does not include 1,100,000 shares of Common Stock received by Mr. Eprile from Ashton in exchange for 1,666,667 shares of common stock of UTTC on October 25, 1995.

(5) On January 31, 1996, Ashton's Board of Directors granted Mr. Blohm options to purchase 350,000 shares of Common Stock at a purchase price of $4.00 per share. These options shall vest on April 1, 1997 and become exercisable in annual installments of 70,000 options on April 1, 1997, 70,000 options on April 1, 1998 and 210,000 options on April 1, 1999 and shall expire on April 1, 2006.

(6) On June 21, 1996, Mr. Weingard was granted options to purchase 100,000 shares of Common Stock at a purchase price of $14.25 per share. These options shall vest on April 1, 1997 and become exercisable in annual installments of 20,000 options on April 1, 1997, 20,000 options on April 1, 1998 and 60,000 options on April 1, 1999 and shall expire on April 1, 2006. These options will terminate in the event that Mr. Weingard is not continuously employed by the Company from the date of grant through June 21, 1997.

     Since inception, Ashton has not granted stock appreciation rights or options (except those granted to John A. Blohm and Fred S. Weingard) and does not have a defined benefit or actuarial plan.

OPTION GRANTS TABLE

     The following table sets forth information with respect to individual grants of stock options during the year ended March 31, 1997 of each of the executive officers named in the summary compensation table above. Ashton did not grant any stock options or stock appreciation rights during the year ended March 31, 1996 except for stock options to John A. Blohm and did not grant any in the year ended March 31, 1997 except for stock options to Fred S. Weingard.

                     OPTION GRANTS IN YEAR ENDED MARCH 31, 1997
                                                                                                      POTENTIAL REALIZABLE
                                                                                                       AT ASSUMED ANNUAL
                                                                                                      RATES OF STOCK PRICE
                                                                                                        APPRECIATION FOR
                                      INDIVIDUAL GRANTS                                                  OPTION TERM(2)
----------------------------------------------------------------------------------------------       ---------------------
                                        % OF TOTAL
                                         OPTIONS
                                        GRANTED TO
                                        EMPLOYEES
                         OPTIONS         IN YEAR       EXERCISE
                         GRANTED          ENDED          PRICE        EXPIRATION
     NAME                   (#)         3/31/97(1)     ($/SHARE)         DATE            5%($)       10%($)
------------------      -----------     ---------      ---------      ----------         -----       ------
Fred S. Weingard          100,000          100%          14.25          4/01/06           N/A         N/A          N/A

(1) The percentage of total options granted to employees in the fiscal year is based upon options granted to all officers, directors, and employees.

(2) The potential realizable value of each grant of options assumes that the market price of the Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN YEAR ENDED MARCH 31, 1997 AND YEAR END OPTION VALUES

     No executive officer named in the Summary Compensation Table exercised any options during the years ended March 31, 1996 and March 31, 1997. The information provided in the table below with respect to each of the executive officers named in the Summary Compensation Table provides information which reflects that no options were exercised during the year ended March 31, 1997 and provides information as to an assumed value of $4.50 at the end of the year ended March 31, 1997 and value of unexercised options.

                                                                        NUMBER OF
                            SHARES                                 UNEXERCISED OPTIONS              VALUE OF UNEXERCISED
                          ACQUIRED ON          VALUE                   AT FY-END (#)                OPTIONS AT FY-END ($)
    NAME                   EXERCISES        REALIZED ($)        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
--------------------      -----------       ------------        -------------------------        -------------------------
John A. Blohm                 -0-               -0-                    -0-/350,000                        -0-/-0-

Fred S. Weingard              -0-               -0-                    -0-/100,000                        -0-/-0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ASHTON

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of Ashton's officers and directors and (iii) all officers and directors as a group:

                                               NUMBER OF SHARES OF
                                                   COMMON STOCK        PERCENT
NAME /ADDRESS OF STOCKHOLDER                     PRESENTLY OWNED       OWNED (1)

John A. Blohm                                        82,500(2)          1.1(2)
c/o The Ashton Technology Group, Inc.
1900 Market Street
Suite 701
Philadelphia, PA  19103

Robert A. Eprile                                       750,000             9.9
c/o The Ashton Technology Group, Inc.
1900 Market Street
Suite 701
Philadelphia, PA  19103

Fredric W. Rittereiser                                   -0-(3)            -0-
c/o The Ashton Technology Group, Inc.
1900 Market Street
Suite 701
Philadelphia, PA  19103

Fred S. Weingard                                      20,000(4)          0.3(4)
c/o The Ashton Technology Group, Inc.
1900 Market Street
Suite 701
Philadelphia, PA  19103

All officers and directors of the                     852,500(5)        11.1(5)
Company and its subsidiaries as a
group (4 persons)

Raymond T. Tate                                     1,107,500(6)          14.6
17299 Pond Road
Ashton, Maryland  20861

The Dover Group, Inc.                               1,078,500(7)        13.8(7)
70 East Water Street
Toms River, NJ  08753

David N. Rosensaft                                    750,000(8)           9.9
214 East 68th Street
Suite 120
New York, NY 10021

Medford Financial Inc.                                400,000(9)           5.3
26 Highpoint Drive
Medford, NJ 08055


(1)  Assumes 7,562,500 shares of Common Stock outstanding.

(2) Includes 70,000 shares of Common Stock issuable upon exercise of options to purchase Common Stock held by John A. Blohm, which are exercisable on April 1, 1997. Pursuant to Securities Exchange Act Rule 13d-3(d)(1)(i), the 70,000 shares issuable upon exercise of options shall be deemed outstanding for the purpose of computing the percentage of outstanding Common Stock owned by John A. Blohm. Thus, 7,632,500 shares of Common Stock are outstanding for purposes of computing the percentage of outstanding Common Stock owned by John A. Blohm.

(3)  See Item 12: Certain Relationships and Related Transactions.

(4) Includes 20,000 shares of Common Stock issuable upon exercise of options to purchase Common Stock held by Fred S. Weingard, which are exercisable on April 1, 1997. Pursuant to Securities Exchange Act Rule 13d-3(d)(1)(i), the 20,000 shares issuable upon exercise of options shall be deemed outstanding for the purpose of computing the percentage of outstanding Common Stock owned by Fred S. Weingard. Thus, 7,582,500 shares of Common Stock are outstanding for purposes of computing the percentage of outstanding Common Stock owned by Fred S. Weingard.

(5) Includes 70,000 shares and 20,000 shares of Common Stock issuable upon exercise of options to purchase Common Stock held by John A. Blohm and Fred
     S. Weingard, respectively, as explained in footnotes 2 and 4 above, which are exercisable on April 1, 1997. Pursuant to Securities Exchange Act Rule 13d-3(d)(1)(i), the 90,000 shares issuable upon exercise of options shall be deemed outstanding for the purpose of computing the percentage of outstanding Common Stock owned by all officers and directors of the Company and its subsidiaries as a group. Thus, 7,652,500 shares of Common Stock are outstanding for purposes of computing the percentage of outstanding Common Stock owned by all officers and directors of the Company and its subsidiaries as a group.

(6) Includes 1,000,000 shares of Common Stock held in trust for the benefit of three of Mr. Tate's adult children for which his wife serves as trustee. Mr. Tate disclaims beneficial ownership of such shares of Common Stock.

(7) Includes 240,000 shares of Common Stock issuable upon exercise of the warrants held by Dover. Also includes 325,000 shares of Common Stock held by members of the extended Rittereiser and Weimmer families and family trusts that control Dover held as follows: (i) Dr. F. E. Weimmer, Jr., President and Director of Dover, owns 10,000 shares of Common Stock, (ii)
     F. E. Weimmer, Sr., Director of Dover, owns 130,000 shares of Common Stock,
     (iii) F. E. Rittereiser, Sr., Director of Dover, owns 75,000 shares of Common Stock, (iv) T. Rittereiser, Director of Dover, holds 100,000 shares of Common Stock as trustee for A. J. Rittereiser and 10,000 shares of Common Stock as trustee for A. Weimmer and J. Weimmer. Pursuant to Securities Exchange Act Rule 13d-3(d)(1)(i), the 240,000 shares issuable upon exercise of warrants shall be deemed outstanding for the purpose of computing the percentage of outstanding Common Stock owned by Dover. Thus, 7,802,500 Shares of Common Stock are outstanding for purposes of computing the percentage of outstanding Common Stock owned by Dover.

(8)  See Item 3: Legal Proceedings.

(9) Consists of Shares of Common Stock beneficially owned by Vincent J. Casella (152,000 shares), Vincent Vendette (152,000 shares), Louis Morales (76,000 shares), and Robert Eme (20,000 shares), each of whom is a principal of Medford Financial, Inc.

UTTC

          The following table sets forth certain information regarding the beneficial ownership of UTTC's common stock as of the date hereof by (i) each of the Company's executive officers and directors; and (ii) all officers and directors as a group.

                                   NUMBER OF SHARES OF UTTC       APPROXIMATE
                                        COMMON STOCK           PERCENT OF UTTC'S
NAME AND ADDRESS OF STOCKHOLDER        PRESENTLY OWNED         OUTSTANDING STOCK
-------------------------------    ------------------------    -----------------
Robert A. Eprile                           333,333                    6.7%


All officers and directors of                 ___                     ___
the Company and its subsidiaries
as a group


CSI

     No officers of the Company are beneficial owners of CSI's common stock as of the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RAYMOND T. TATE

     On October 22, 1996, Ashton entered into a settlement agreement (the "Settlement Agreement") with Robert A. Eprile, John A. Blohm, Fredric W. Rittereiser ("Mr. Rittereiser"), The Dover Group, Inc., F.E. Weimmer, Jr., F.E. Weimmer, Sr., F.E. Rittereiser, Sr. and Thomas Rittereiser, as trustee for Alexis J. Rittereiser, Amanda Weimmer and John Weimmer (collectively, the "Group Members"), Raymond T. Tate ("Mr. Tate"), Helen J. Tate, as trustee for the Andrew Patrick Tate Trust, Helen J. Tate, as trustee for the Susan Katherine Tate Burrowbridge Trust and Helen J. Tate, as trustee for the Elizabeth Tate Winters Trust (collectively, the "Tate Trusts"). The Settlement Agreement resolved all differences among the parties thereto, and all parties to the Settlement Agreement agreed to release each of the other parties from any and all actions or claims arising out of or in connection with the matters covered by the Settlement Agreement. Pursuant to the Settlement Agreement, on October 22, 1996, Mr. Tate resigned from his position as director of the Company and its subsidiaries and all officer positions held by him in the Company and its subsidiaries. In addition, pursuant to the Settlement Agreement, on October 22, 1996, the Board of Directors of the Company elected Fred S. Weingard, Executive Vice President of UTTC, to fill the vacancy on the Company's Board of Directors created by the resignation of Mr. Tate.

     Pursuant to the Settlement Agreement and in consideration of the payment of $250,000, on October 22, 1996, Helen J. Tate, as trustee for the Tate Trusts, granted to Mr. Rittereiser or his designee the option (the "Call Option"), exercisable at any time from April 2, 1997 through June 2, 1997, to purchase 1,000,000 shares of the Common Stock, from the Tate Trusts for a total purchase price of $4,500,000. Pursuant to the Settlement Agreement and in consideration for $1, Mr. Rittereiser granted Mr. Tate the option (the "Put Option"), exercisable at any time during the five business days following the exercise of the Call Option, to require Mr. Rittereiser to purchase from Mr. Tate the 107,500 shares of common stock of the Company owned, beneficially or otherwise, by Mr. Tate for a total purchase price of $483,750. The Put Option is assignable by Mr. Rittereiser.

     The Call Option was not exercised and expired on June 3, 1997. Mr. Tate subsequently filed a Schedule 13D with the SEC, indicating his intention to sell the outstanding Common Stock of the Company.

     On October 22, 1996, Mr. Tate and the Company also entered into a license agreement (the "License Agreement"). Under the terms of the License Agreement, the Company granted to Mr. Tate a perpetual, exclusive (subject to the payment by Mr. Tate of a license fee) worldwide license, at his own cost, to use, sublicense, reproduce and make derivative works and enhancements of the technology used by the Company to develop the Ashton Technology Encryption Devices ("ATED"), including the ATED Key Management System, encryption software and crypto-server technology (the "Licensed Technology") in any field of use other than the Financial Services Industry (as such term is defined in the License Agreement). In consideration for granting the license, Mr. Tate (or his permitted assigns under the License Agreement) must pay a perpetual annual royalty to the Company equal to 2% of the total gross revenues earned from the use of the Licensed Technology. Mr. Tate's right to use the Licensed Technology will be exclusive, provided Mr. Tate pays to the Company a cumulative license fee of at least $100,000 by October 22, 2000 (the "License Fee"). The License Fee will be reduced by the total amount of royalties paid to the Company. Mr. Tate may assign the license to any person or entity controlled by Mr. Tate.

     The Company and Mr. Tate also entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Mr. Tate to act as a consultant to CSI for the period from October 22, 1996 to December 31, 1998. As compensation for such services, for the period from October 22, 1996 through December 31, 1996, the Company will pay Mr. Tate (or, in the event of his death, his estate) $40,000. For the period from October 22, 1996 through December 31, 1998, the Company also will pay to Raymond Tate Associates, Inc. $120,000 per annum. Mr. Tate also agreed not to compete with the Company in the Financial Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement.

     On October 22, 1996, after closing the transactions contemplated by the Settlement Agreement, the newly-constituted Board of Directors of the Company convened a meeting and took certain actions, including authorization of the Company to reimburse the Group Members for any and all legal services rendered on behalf of the Group Members in connection with or relating to the Settlement Agreement, transactions contemplated thereby and the disputes settled thereby.

DAVID N. ROSENSAFT

     On January 30, 1997, Ashton, along with UTTC, Mr. Rittereiser and The Dover Group, Inc. ("Dover") (of which Mr. Rittereiser was previously the Chairman) entered into a Settlement Agreement (the "Rosensaft Agreement") with David N. Rosensaft ("Rosensaft") (a co-founder of UTTC) under which the consulting agreement between Ashton, UTTC and Rosensaft dated January 19, 1996 was deemed to be void ab initio and each of the parties released and discharged each of the other parties from any and all agreements and claims which any of them have against any of the other parties. The Rosensaft Agreement granted Rosensaft registration rights under the Securities Act of 1933, as amended (the "Securities Act") under certain terms and conditions for the 333,333 shares of UTTC common stock that he owns. Also on January 30, 1997, Ashton, Dover, Rittereiser and Rosensaft entered into a Stock Purchase Agreement under which Dover, Rittereiser or his or its designee, agreed to purchase the 750,000 shares of Ashton common stock owned by Rosensaft on April 10, 1997 for a total purchase price of $2,000,000 and Ashton granted Dover, Rittereiser or his or its designee, registration rights under the Securities Act under certain conditions for the 750,000 shares. On or about April 10, 1997, Ashton advised Rosensaft that the Rosensaft Agreement was null and void, and Rittereiser and Dover declined to purchase the 750,000 shares. On May 1, 1997, Rosensaft commenced an action in the United States District Court for the Southern District of New York entitled "David N. Rosensaft v. The Ashton Technology Group, Inc., Universal Trading Technologies Corporation, The Dover Group, Inc. and Fredric W. Rittereiser" No. 97 Civ. 3138. See Item 3: Legal Proceedings, above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
No.                       Description                                   Page
-------                   -----------                               ------------

1         Form of Underwriting Agreement between The Ashton Technology      *
          Group,   Inc.   ("Ashton")   and   First   United   Equities
          Corporation. (1)

1.1       Form of Consulting Agreement. (1)                                 *

2         Agreement  and Plan of  Reorganization,  dated as of October      *
          25, 1995, among Ashton, Universal Trading Technologies Corp. ("UTTC"), Robert A. Eprile ("Eprile"), David N. Rosensaft ("Rosensaft"), The Dover Group, Inc. ("Dover") and Medford Financial Inc. (1)

3.        Certificate  of  Incorporation  of Ashton filed February 16,      *
          1994. (1)

3.1       Certificate  of Amendment of Ashton filed  October 27, 1995.      *
          (1)

3.1A      Certificate  of Amendment of Ashton filed  December 7, 1995.      *
          (1)

3.2       Certificate  of Amendment of Ashton filed in February  1996.      *
          (1)

3.3       Bylaws of Ashton. (1)                                             *

3.4       Amendment to Bylaws of Ashton,  dated October 22, 1996.  See      50
          (3).

4.        Specimen of Common Stock. (1)                                     *

4.1       Form  of  Representative's   Warrant  Agreement   (including      *
          Specimen of Redeemable Common Stock Purchase Warrant). (1)

4.2       Form of Warrant Agreement  (including Specimen of Redeemable      *
          Common Stock Purchase Warrant). (1)

4.3A      Form of 9% Subordinated  Non-Convertible  Promissory Note        52
          issued pursuant to UTTC Confidential Private Placement dated December 26, 1996.

4.3B      Form of 9% Subordinated  Convertible  Promissory Note            60
          convertible into Shares of UTTC Common Stock at $1.00 per share issued pursuant to UTTC Confidential Private Placement dated December 26, 1996.

5         Opinion re: legality. (1)                                         *

10        Agreement,  dated as of September 18, 1995, between UTTC and      *
          the Philadelphia Stock Exchange. (1)

10.1      Employment  Agreement  dated as of January 1, 1996,  between      *
          Ashton and Raymond T. Tate ("Tate"). (1)

10.2      Employment Agreement,  dated as of January 22, 1996, between      *
          UTTC and Eprile. (1)

10.3      Agreement  dated  October  27,  1995,  between   Information      *
          Security Systems Incorporated and Ashton. (1)

10.4      Agreement,  dated as of March 7, 1995, among Dover,  Ashton,      *
          Eprile and Rosensaft. (1)

10.5      Agreement, dated as of November 29, 1995, between Ashton and      *
          Computer Science Innovations, Inc. ("CSI"). (1)

10.5A     Agreement,  dated  February 7, 1996 between  Ashton and CSI.      *
          (1)

10.6      Agreement,  dated as of January 19, 1996, among Ashton, UTTC      *
          and Rosensaft. (1)

10.7      Escrow  Agreement,  dated  as of  January  19,  1996,  among      *
          Ashton, Rosensaft and First United Equities Corporation. (1)

10.8      Stock  Purchase  Agreement,  dated as of January  19,  1996,      *
          between Ashton and Rosensaft. (1)

10.9      Assignment and  Termination  Agreement,  dated as of January      *
          19, 1996, among Dover, Ashton, Eprile and Rosensaft. (1)

10.10     Promissory  note, dated as of January 19, 1996, in principal      *
          amount of $300,000  issued by Ashton in favor of Rosensaft.
          (1)

10.11     Agreement,  dated as of August 24, 1995,  between  Motorola,      *
          Inc. and CSI, as amended. (1)

10.12     Letter, dated December 8, 1995, from CSI to Ashton regarding      *
          issuance of Common Stock of CSI. (1)

10.12A    Letter, dated March 20, 1996, from George Milligan to Ashton      *
          regarding the transfer of Common Stock of CSI. (1)

10.13     Sample CSI Stockholder  Letters,  dated February 6, 1995 and      *
          January 18, 1996,  from Ashton to certain CSI  Shareholders.
          (1)

10.13A    Sample CSI  Stockholder  Letter,  dated March 27, 1996, from      *
          Ashton to certain CSI Shareholders. (1)

10.13B    Sample CSI  Stockholder  Letter dated April 25,  1996,  from      *
          Ashton to certain CSI Shareholders. (1)

10.14     Agreement,  dated April 30, 1995,  between Dover and Medford      *
          regarding consulting services to UTTC. (1)

10.15     Lease Agreement,  dated September 8, 1995,  between Columbia      *
          Mall, Inc. and Ashton. (1)

10.16     Lease  Agreement,  dated April 22,  1992,  between  Overlook      *
          Development, Inc. and CSI. (1)

10.17     Promissory Note, dated January 31, 1996, in principal amount      *
          of $150,000 issued by Ashton in favor of John A. Blohm. (1)

10.18     Form of 10% Subordinated Promissory Note due April 10, 1997,      *
          dated October 10, 1995, issued by Ashton pursuant to a private placement. (1)

10.19     Form of 10%  Subordinated  Convertible  Promissory  Note due      *
          October 10, 1998 dated October 10, 1995, issued by Ashton pursuant to a private placement (including Form of Warrant issued upon conversion of the note not pursuant to a public offering). (1)

10.20     Promissory  Note, dated October 1, 1995, in principal amount      *
          of $43,430 issued by UTTC in favor of Dover and guaranteed by Ashton. (1)

10.21     Promissory Note, dated October 26, 1995, in principal amount      *
          of $100,000 issued by Ashton in favor of Medford. (1)

10.22     Promissory  Note, dated October 1, 1995, in principal amount      *
          of $615,175.83 issued by Ashton in favor of Dover. (1)

10.23     Common  Stock  Purchase  Warrant of  Ashton,  dated June 27,      *
          1995, held by Dover. (1)

10.24     Common Stock  Purchase  Option of Ashton,  dated January 30,      *
          1996, held by John A. Blohm. (1)

10.25     Letter  agreement,  dated March 21, 1996, from Ashton to CSI      *
          regarding software for ATED, including original letter agreement of December 11, 1995 as Exhibit A thereto. (1)

10.26     Promissory Note, dated April 16, 1996 in principal amount of      *
          $250,000 issued by Ashton in favor of Ronnie J. Adams. (1)

10.27     Pledge and Security Agreement, dated April 15, 1996, between      *
          Dover and Ronnie J. Adams. (1)

10.28     Option to purchase Common Stock, dated as of March 15, 1996,      *
          between Rosensaft and Dover. (1)

10.29     Option to Purchase Common Stock, dated as of March 15, 1996,      *
          between Eprile and Dover. (1)

10.29A    Agreement  dated April 24, 1996 between  Dover and Robert A.      *
          Eprile relating to Exhibit 10.29. (1)

10.30     Form of Assignment Agreement,  dated April 16, 1996, between      *
          Dover and Antebe Investment Gp. Limited. (1)

10.31     Employment  Agreement  between  Fred S.  Weingard  and UTTC,      *
          dated June 21, 1996. (4)

10.32     Settlement  Agreement,  dated October 22, 1996, by and among      *
          the Company, Raymond T. Tate, Helen J. Tate, as trustee for the Andrew Patrick Tate Trust, Helen J. Tate, as trustee for the Susan Katherine Tate Burrowbridge Trust, Helen J. Tate, as trustee for the Elizabeth Tate Winters Trust and Robert
          A. Eprile, John A. Blohm, Fredric W. Rittereiser,  The Dover
          Group, Inc., F.E. Weimmer, Jr., F.E. Weimmer, Sr., F.E. Rittereiser, Sr. and, Thomas Rittereiser, as trustee for Alexis J. Rittereiser, Amanda Weimmer and John Weimmer. (3)

10.33     License  Agreement  dated  October  22,  1996,  between  the      *
          Company and Tate. (3)

10.34     Consulting  Agreement  dated  October 22, 1996,  between the      *
          Company and Tate. (3)

10.35     Settlement  Agreement by and among Ashton,  UTTC,                 *
          Rittereiser,  Dover and Rosensaft, dated January 30, 1997.
          (5)(7)

10.36     Stock  Purchase  Agreement  by and among  Ashton,  Dover,         *
          Rittereiser, and Rosensaft, dated January 30, 1997. (5)

10.37     Loan   Agreement   between   CSI  and  Sun  Bank,   National      70
          Association  dated January 8, 1991, as amended  September 5,
          1996.

10.38     Short-Term  Loan  and  Security   Agreement  between  Ashton     138
          (Borrower) and CSI (Lender), dated February 18, 1997.

10.39     Tax  Allocation  Agreement,  between Ashton, CSI and UTTC,       166
          dated March 27, 1997.

10.40     Letters from Ashton to Alliant  Techsystems,  dated  January     170
          23, 1996, March 29, 1996 and August 1, 1996.

10.41     Contracts between Motorola, Inc. and CSI: (1) Task Order No.     178
          1, effective January 16, 1996; (2) Change Order/Contract Amendment No. 2, dated February 26, 1996; (3) Change Order/Contract Amendment No. 3, dated January 12, 1996; (4)
          Change  Order/Contract  Amendment  No. 4,  dated  August 12,
          1996; (5) Contract  between  Motorola,  Inc.  Government and
          Space Technology Group Satellite Communications Division and
          CSI, effective January 1, 1997.

10.42     Letters  from Ashton to CSI re:  ATED,  dated May 15,  1996,     199
          December 16, 1996, February 5, 1997.

10.43     Letters  from  Ashton to CSI re:  Universal  Trading  System     206
          ("UTS(TM)"),  dated March 22, 1996,  May 15, 1996,  December
          16, 1996, February 5, 1997.

16.1      Letter for Changes in  Registrant's  Certifying  Accountant,      *
          dated June 18, 1996. (2)

16.2      Letter  from  Arthur  Andersen  LLP  to the  Securities  and      *
          Exchange   Commission   regarding   change   in   Certifying
          Accountant, dated May 5, 1997 and received May 14, 1997. (8)

21        Subsidiaries of Ashton.                                          213

23        Consent of Goldstein Golub Kessler & Company, P.C. (1)            *

23.1      Consent of Lester Morse, P.C. (Included in Exhibit 5). (1)        *

23.2      Consents  of Dr.  Ruth M. Davis and Vice  Admiral  Albert J.      *
          Baciocco, Jr. (1)

27        Financial Data Schedule.                                         215

99.1      Press Release of the Company re: Raymond Tate Steps Dover as      *
          Chairman and President of Ashton, dated October 1996. (3)

99.2      Press Release of the Company, dated April 8, 1997 re: Ashton      *
          Completes Development of Initial Online Trading Product for the Financial Securities Industry. (6)


*    Incorporated  by reference as indicated  in the  applicable  footnote.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-1182.

(2)  Incorporated by reference to Form 8-K, filed June 18, 1996.

(3)  Incorporated by reference to Form 8-K, dated October 22, 1996.

(4) Incorporated by reference to Form 10-QSB, for the period ended September 30, 1996.

(5) Incorporated by reference to Form 10-QSB, for the period ended December 31, 1996.

(6)  Incorporated by reference to Form 8-K, dated April 15, 1997.

(7) Incorporated by reference to Amendment No. 1 to Form 10-QSB for the period ended December 31, 1996, filed April 18, 1997.

(8)  Incorporated by reference to Form 8-K, dated April 30, 1997.

          (b)  REPORTS ON FORM 8-K

     The Company filed no Reports on Form 8-K during the quarterly period ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 14, 1997.

                                    THE ASHTON TECHNOLOGY GROUP, INC.


                                    By:  /s/ Fredric W. Rittereiser
                                       --------------------------------------
                                       Fredric W. Rittereiser
                                       Chief Executive Officer, President and
                                       Director

                                    By:  /s/ Robert A. Eprile
                                       --------------------------------------
                                       Robert A. Eprile
                                       Chairman of the Board and Treasurer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 14, 1997.


/s/ Fredric W. Rittereiser                /s/ Robert A. Eprile
---------------------------------         -------------------------------------
Fredric W. Rittereiser                    Robert A. Eprile
Chief Executive Officer,                  Chairman of the Board and Treasurer
   President and Director


/s/ John A. Blohm                         /s/ Fred S. Weingard
----------------------------------        -------------------------------------
John A. Blohm                             Fred S. Weingard
Executive Vice President                  Executive Vice President and Director
   and Director