Form 10QSB
period 1997-06-30
ASHTON TECHNOLOGY GROUP INC
filed 1997-08-19
CIK 1003740

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

 [ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997



[   ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 333-1182



                        THE ASHTON TECHNOLOGY GROUP, INC.
        (Exact Name of Small Business Issuer as Indicated in Its Charter)

            Delaware                              22-6650372
     (State of Incorporation)                 (I.R.S. Employer
                                             Identification No.)

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

                                    Yes X    No
                                        --     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of common stock, as of June 30, 1997: 7,562,500

                        THE ASHTON TECHNOLOGY GROUP, INC.
                               INDEX - FORM 10-QSB
                                  June 30, 1997


Part I - Financial Information                                            Page

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1997
          and March 31, 1997...............................................4

          Consolidated Statements of Operations-
          For the Three Months Ended June 30, 1997 and 1996................5

          Consolidated Statements of Cash Flows-
          For the Three Months Ended June 30, 1997 and 1996................6

          Notes to Unaudited Consolidated Financial Statements.............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................10

Part II- Other Information

Item 1.  Legal Proceedings.................................................12

Items 2 through 4 have been omitted since the items are either inapplicable or the answer is negative.

Item 5.  Other Information.................................................12

Item 6.  Exhibits and Reports on Form 8-K..................................12

Signatures.................................................................12

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

               The Ashton Technology Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     As of June 30, 1997 and March 31, 1997

                                                                       June 30, 1997       March 31, 1997
                                 ASSETS                                 (UNAUDITED)           (AUDITED)
                                                                       --------------      --------------
Current Assets:
     Cash and cash equivalents                                            $1,276,170             $60,841
     Contracts receivable, net of allowance for doubtful accounts          1,200,832           1,483,163
     Prepayments and other current assets                                    142,338              98,903
                                                                           ---------           ---------
         Total Current Assets                                              2,619,340           1,642,907

Property and equipment, net                                                1,007,886           1,041,449
Goodwill, net                                                                564,916             575,581
Private placement costs                                                      348,343                  --
Development costs                                                            236,140                  --
Other assets                                                                  79,100             106,693
                                                                           ---------           ---------
                  Total Assets                                            $4,855,725          $3,366,630
                                                                          ==========          ==========


                      LIABILITIES AND STOCKHOLDERS'
                           EQUITY (DEFICIENCY)

Current Liabilities
     Accounts payable and accrued expenses                                $1,304,415          $1,937,752
     Billings in excess of costs and estimated earnings                       85,986              52,722
                                                                           ---------           ---------
         Total current liabilities                                         1,390,401           1,990,474
                                                                           ---------           ---------
Long-term debt                                                             3,013,000              13,000
                                                                           ---------           ---------
         Total liabilities                                                 4,403,401           2,003,474
                                                                           ---------           ---------
Minority Interest                                                            310,972             300,279
                                                                           ---------           ---------
Commitments and contingencies
Stockholders' Equity (Deficiency):
         Preferred stock - $.01 par value                                         --                  --
         Common stock - $.01 par value                                        75,625               75,625
         Additional paid-in capital                                       10,482,197           10,482,197
         Accumulated deficit                                             (10,416,470)         (9,494,945)
                                                                         -----------          ----------
         Total stockholders' equity (deficiency)                             141,352           1,062,877)
                                                                         -----------          ----------
                  Total liabilities and
                  Stockholders' Equity (Deficiency)                       $4,855,725          $3,366,630
                                                                          ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months Ended June 30, 1997 and 1996

                                                                 1997                  1996
                                                               UNAUDITED)          (UNAUDITED)*
                                                               ----------          ------------
Revenues                                                        $1,334,202          $1,016,675
                                                                ----------          ----------

Costs and expenses:
     Cost of revenues                                           $1,104,916            $663,534
     Development costs                                              36,913             380,277
     Selling, general and administrative expenses                  861,899             669,765
     Depreciation & Amortization                                   116,909             120,384
                                                                 ---------           ---------
                           Total costs and expenses              2,120,637           1,883,960
                                                                 ---------           ---------

Loss from operations                                              (786,435)           (817,285)
Other costs and revenues:
     Interest income                                                19,949               6,743
     Interest expense                                              (50,379)                  --
     Private placement costs                                       (55,002)                  --
     Minority interest in earnings of subsidiary                   (10,693)             31,706
                                                                 ---------            -------
Loss before provision for income taxes                            (882,560)           (842,248)
Provision for income taxes                                          38,966             (71,500)
                                                                 ---------           ---------
Net loss                                                         $(921,526)          $(913,748)
                                                                 =========           =========

Net loss per common share                                            $(.12)              $(.13)
                                                                 =========           =========
Weighted average number of common shares outstanding             7,562,500           6,777,234
                                                                 =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

----------
* Eliminates intercompany transactions between Ashton and its subsidiaries.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 1997 and 1996


                                                                                  1997                 1996
                                                                               (UNAUDITED)          (UNAUDITED)
                                                                               -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(921,526)          $(913,748)
Adjustments  to  reconcile  net loss to net cash  (used in)  provided  operating activities:
         Depreciation and amortization                                              182,604             120,384
         Increase in minority interest of subsidiary                                 10,693                  --
Changes in operating asset and liabilities
     Decrease in contracts receivable, net                                          282,331             152,381
     Decrease in other assets                                                        27,593                  --
     Increase in prepayment and other                                               (43,435)           (274,727)
     Increase in billing in excess of costs & estimated earnings                     33,264                  --
     Decrease in accounts payable and accrued expenses                             (633,337)         (1,034,527)
                                                                                 ----------          ----------
         Net cash used in operating activities                                   (1,061,813)         (1,950,237)
                                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of fixed assets                                                       (61,873)           (298,202)
     Cash paid for acquisition of CSI, net of cash acquired:                             --            (483,728)
     Development costs                                                             (257,640)                  --
     Increase in minority interest                                                        --                  --
                                                                                  ----------           ---------
         Net cash used in investing activities                                     (319,513)           (750,224)
                                                                                  ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance costs for private placement                                          (403,345)                  --
     Issuance costs for initial public offering                                         --              (282,001)
     Proceeds from initial public offering                                               --           10,394,709
     Proceeds from private placement                                              3,000,000                   --
     Proceeds from notes payable                                                         --              250,000
     Payment of notes payable                                                            --           (2,101,341)
                                                                                  ---------           ----------
         Net cash provided by financing activities                                2,596,655            8,261,367
                                                                                  ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                        1,215,329            5,560,906
Cash and cash equivalents, beginning of period                                       60,841               31,021
                                                                                  ---------            ---------
Cash and cash equivalents, end of period                                         $1,276,170           $5,591,827
                                                                                 ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for the three months ended June 30, 1997 include the accounts of the Ashton Technology Group, Inc. ("Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC"), Computer Science Innovations, In. ("CSI(R)") and Gomez Advisors, Inc. ("Gomez" and, together with Ashton, UTTC and CSI(R), the "Company"). The financial statements for the year ended March 31, 1997 do not include Gomez, which was formed by Ashton as a wholly-owned subsidiary on May 21, 1997.

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions for Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of the interim periods presented. These financial statements should be read in conjunction with the footnotes contained in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

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

2. INITIAL PUBLIC OFFERING OF STOCK

     On May 2, 1996, Ashton's Registration Statement on Form SB-2 became effective and Ashton completed an initial public offering (the "Offering") of 2,150,000 shares of common stock at an offering price of $4.50 per share and 2,150,000 warrants at $.25 per warrant. The common stock and the warrants are separately tradable. The Company granted to the underwriters the right to exercise over-allotment options of 322,500 shares of common stock and/or 322,500 warrants at the offering price within 45 days of May 2, 1996. On May 7, 1996, the underwriters exercised the over-allotment options and offered an additional 322,500 shares of common stock and 322,500 warrants to the public at $4.50 per share and $.25 per warrant. As a result of the Offering, the Company received net proceeds of approximately $10,395,000 ($9,498,000 after out-of-pocket expenses associated with the Offering) and increased its total shares of common stock and warrants outstanding by 2,472,500 each.

     Concurrent with the Offering, the Company registered 760,000 additional warrants to purchase common stock. The warrants were issuable automatically upon the completion of the Offering in exchange for the already existing outstanding common stock shares.

3. PROCEEDS FROM PRIVATE PLACEMENT

     On April 18, 1997, UTTC completed a private placement of $3,000,000 notes, consisting of $2,550,000 nonconvertible and $450,000 convertible notes, to accredited investors. The convertible notes are convertible into 450,000 shares of UTTC common stock. These notes bear interest at 9% per annum, payable annually on January 31, and are due on January 31, 1999. The Company received net proceeds of approximately $2,596,655 after deducting debt issue costs of $403,345. The debt issue costs will be amortized over the term of the notes.

                           FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; competition; material costs; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation and other factors referenced in this Form 10-QSB. Such forward-looking statements speak only as of the date of this Form 10-QSB. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER OF FISCAL 1998 COMPARED TO FIRST QUARTER OF FISCAL 1997

     On a consolidated basis, the Company had revenues of $1,334,202 for the quarter ended June 30, 1997 compared to revenues of $1,016,675 for the quarter ended June 30, 1996. All of the Company's revenues, and the related "cost of revenues", were generated by CSI(R).

     During the three months ended June 30, 1997, the Company incurred a net loss of $921,000 as compared to the three months ended June 30, 1996, in which the Company incurred a net loss of $913,748. If losses continue at this rate and no additional financings take place, the Company may not meet certain NASDAQ Small Cap Market listing requirements.

Development Costs and Expenses

     During the three months ended June 30, 1997, the Company incurred $257,640 of development costs of which $21,500 was expenses and $236,140 was capitalized. For the three months ended June 30, 1996, the Company incurred development costs of $380,277 which was expensed.

     On April 8, 1997, the Company announced that UTTC had completed development of its UTS(TM) VWAP(TM) trading system. Under generally accepted accounting principles, the Company expenses development costs until the system is ready for commercial use and thereafter capitalizes any additional development costs. Although the UTS(TM) VWAP(TM) trading system has been operationally ready since April of 1997, trading on the system can not begin until the Securities and Exchange Commission ("SEC") approves Rule 237 proposed by the Philadelphia Stock Exchange ("PHLX"). Management expects that an amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, may be submitted by the PHLX to the SEC by September 30, 1997. If the SEC chooses to re-publish the proposed rule and amendments in the Federal Register, the notification period will be a minimum of 35 days and a maximum of 90 after such publication.

     Until the SEC approves the PHLX proposed Rule 237, the UTS(TM) VWAP(TM) system will not be introduced at the PHLX and the UTS(TM) VWAP(TM) will not generate any revenue. Failure of the UTS(TM) VWAP(TM) system to generate revenues for UTTC could have an adverse effect on the financial position of the Company. There can be no assurance that the SEC will approve the rule change.

Capital Equipment

     During the three months ended June 30, 1997, the Company spent $61,873 for the acquisition of equipment, as compared to $298,202 for the three months ended June 30, 1996.

Selling, General and Administrative Expenses

     During the three months ended June 30, 1997, the Company incurred $861,899 of Selling, General and Administrative ("SG&A") expenses, as compared to $669,765 for the three months ended June 30, 1996. On a per company basis, SG&A costs were $617,720 for Ashton, $95,246 for UTTC, $121,652 for CSI(R) and $27,281 for Gomez.

Liquidity

     At June 30, 1997, the Company had cash and cash equivalents of $1,276,170.

     The Company is actively pursuing alternatives for raising additional financing, including borrowings and further debt and equity offerings, which management believes are currently available to the Company. However, there can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. There can be no assurance that the Company's actual cash requirements will not exceed its anticipated cash requirements or that additional cash requirements or additional financing will not be required.

Gomez Advisors, Inc. ("Gomez")

     On May 21, 1997, the Company formed a wholly-owned subsidiary, Gomez, a Delaware corporation, which will be headquartered at 101 Federal Street, Boston, Massachusetts 02110, and Mr. Julio Gomez, a leading independent authority on the Internet and the world of on-line investing, was named its President and Chief Executive Officer. Also joining Gomez is Mr. John Robb who previously worked with Mr. Gomez at Forrester Research in Cambridge, Massachusetts.

     Gomez is expected to provide banks, broker-dealers, insurance companies and other financial intermediaries with advice concerning the business potential of the Internet as a tool for use in marketing and in the interactive distribution of financial products. The range of services that is expected to be provided by Gomez include strategy development, marketing, product and interface design and implementation planning.

Subsequent Events


     On August 6, 1997, the Company requested the PHLX to withdraw its common stock and warrants from listing. Although the Company's securities had been approved for listing on the PHLX, the PHLX never appointed a specialist because of the potential conflict of interest between their obligations as specialists and their participation in the Company's UTS(TM) trading system.


                            PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Previously filed.


(Items 2 through 4 have been omitted since the items are either inapplicable or the answer is negative)

ITEM 5. OTHER INFORMATION

See "Subsequent Events" in Item 2 of Part I above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)      Exhibits

                 Exhibit 11 -- Earnings Per Share Computation.

                 Exhibit 27 -- Financial Data Schedule

        (B)      Reports on Form 8-K

                 April 18, 1997 -- Press release Regarding Initial Online Trading Product

                 April 30, 1997 -- Changes in Certifying Accountant

                 April 30, 1997 -- Letter Regarding Changes in Certifying Accountant.

                                  EXHIBIT INDEX

Exhibit 11                                                             Page

Earnings Per Share Computation...........................................14

Exhibit 27

Financial Data Schedule..................................................15

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           THE ASHTON TECHNOLOGY GROUP, INC.




Dated:  As of August 19, 1997              By:  /s/   Robert A. Eprile
                                              --------------------------------
                                              Robert A. Eprile
                                              Chairman of the Board
                                              and Treasurer