Form 10QSB
period 1997-09-30
ASHTON TECHNOLOGY GROUP INC
filed 1997-11-14
CIK 1003740

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from _____________ to _________________

     Commission file number  333-1182



                        THE ASHTON TECHNOLOGY GROUP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Indicated in Its Charter)

           Delaware                              22-6650372
--------------------------------------------------------------------------------
  (State of Incorporation)                     (I.R.S. Employer
                                                Identification No.)

                          1900 Market Street, Suite 701
                             Philadelphia, PA 19103
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (215) 751-1900
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares  outstanding  of common  stock,  as of September  30, 1997:
7,562,500

                        THE ASHTON TECHNOLOGY GROUP, INC.
                               INDEX - FORM 10-QSB
                               September 30, 1997

Part I - Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1997
        and March 31, 1997 and Proforma Consolidated Balance
        Sheet as of September 30, 1997..........................................

        Consolidated Statements of Operations -
        For the Three and Six Months Ended
        September 30, 1997 and 1996.............................................

        Consolidated Statements of Cash Flows-
        For the Six Months Ended September 30, 1997 and 1996....................

        Notes to Unaudited Consolidated Financial Statements....................

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...............................................

Part II- Other Information

Item 1. Legal Proceedings.......................................................

Items 2 through 4 have been omitted since the items are either inapplicable or the answer is negative.

Item 5. Other Information.......................................................

Item 6.           Exhibits and Reports on Form 8-K..............................

Signatures......................................................................

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               The Ashton Technology Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
            As of September 30, 1997 and March 31, 1997 and Proforma
               Consolidated Balance Sheet as of September 30, 1997


ASSETS

                                                                                                          Proforma
                                                                                                        September 30,
                                                                                                             1997
                                                                                                         (Unaudited)
                                                     September 30, 1997           March 31, 1997          See Note (5)
                                                     ------------------           --------------          ------------
Current Assets:
    Cash and cash equivalents                             $    503,998            $     60,841           $ 2,423,789
    Contracts receivable, net of allowance for               1,169,884               1,483,163                42,500
      doubtful accounts
    Note receivables                                                 -                       -                49,583
    Prepayments, reimbursements and other                      543,822                  98,903               402,494
    current assets
         Total Current Assets                                2,217,684               1,642,907             2,918,366

Property and equipment net                                     929,853               1,041,449               708,316
Note receivables                                                     -                       -               545,417
Private placement costs                                        374,546                       -                78,030
Development costs                                              320,790                       -               320,790
Goodwill, net                                                  554,251                 575,581                     -
Other assets                                                    81,854                 106,693                62,535
         Total Assets                                      $ 4,478,978            $  3,366,630           $ 4,633,454


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
   Accounts payable and accrued expenses                   $ 1,933,366            $  1,937,752         $   1,505,862
   Billings in excess of costs                                   3,573                  52,722                     -
                                                             ---------               ---------             ---------
         Total current liabilities                           1,936,939               1,990,474             1,505,862
Long Term Debt                                               3,013,000                  13,000               638,000
                                                             ---------                  ------               -------
         Total liabilities                                   4,949,939               2,003,474             2,143,862
                                                             ---------               ---------             ---------
Minority interest                                              321,966                 300,279                     -
                                                             ---------               ---------             ---------
Commitments and contingencies
Stockholders' Equity (Deficiency):
   Preferred stock - $.01 par value                                  -                       -                 3,995
   Common stock - $.01 par value                                75,625                  75,625                75,625
   Additional paid-n capital                                10,582,197              10,482,197            14,556,756
   Accumulated deficit                                     (11,450,749)            (9,494,945)           (12,146,784)
                                                           -----------             ----------            -----------
   Total stockholders' equity (deficiency)                    (792,927)              1,062,877             2,489,592
                                                           -----------             -----------           -----------

         Total Liabilities and Stockholders'             $   4,478,978           $   3,366,630         $   4,633,454
                                                         =============           =============         =============
         Equity (Deficiency)


The accompanying notes are an integral part of these consolidated financial statements

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
          For the Three and Six Months Ended September 30,1997 and 1996
                                   (Unaudited)


                                                    Three Months Ended                    Six Months Ended
                                                       September 30,                        September 30
                                                  -----------------------              ----------------------
                                                  1997               1996              1997              1996
                                                  ----               ----              ----              ----
Revenues                                         $  1,500,856      $  1,016,675       $ 2,835,057       $ 2,282,015
                                                 ------------      ------------       -----------       -----------

Costs and Expenses:
     Cost of Revenues                               1,084,747           616,496         2,189,663         1,528,695
     Development Costs                                166,762         1,594,667           203,675         1,974,944
     Selling, general and administrative            1,058,928           966,586         1,920,827         1,636,351
       expenses
     Depreciation and amortization                      7,045           120,384           243,954           240,768
                                                    ---------         ---------         ---------         ---------
     Total costs and expenses                       2,437,482         3,298,133         4,558,119         5,380,758
                                                    =========         =========         =========         =========
Loss from operations                                (936,627)       (2,281,458)       (1,723,062)       (3,098,743)
Other costs and revenues:
Interest income                                         6,269            92,017            26,218            98,760
Interest expense                                     (62,866)                 -         (113,245)                 -
Minority interest in earnings of                     (10,994)          (49,362)          (21,687)          (81,068)
subsidiary
Private placement costs                              (55,000)                 -         (110,002)                 -
                                                   ---------        -----------       -----------       -----------
Loss before provision for income taxes            (1,059,218)       (2,238,803)       (1,941,778)       (3,081,051)
                                                  ==========        ==========        ==========        ==========
Provision for income taxes                                  -                 -            14,026            71,500

Net loss                                      $   (1,059,218)     $ (2,238,803)     $ (1,955,804)     $ (3,152,551)
                                              ==============      ============      ============      ============

Net loss per common share                      $        (.14)     $       (.31)      $      (.26)      $      (.44)
                                               =============      ============       ===========       ===========
Weighted average number of common shares
outstanding                                    $    7,562,500      $  7,601,400      $  7,562,500      $  7,189,316
                                               ==============      ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                          Six Months Ended September 30,
                                                                          ------------------------------
                                                                          1997                    1996
                                                                          ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                  $ (1,955,804)            $ (3,152,551)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of acquired business in 1996:

           Depreciation and amortization                                        390,046                  207,280

           Increase in minority interest of subsidiary                           21,687                        -

Changes in operating assets and liabilities

       (Increase) Decrease in contracts receivables, net                        313,299                  (8,872)

       (Increase) Decrease in prepayments and other                           (444,919)                (258,603)

       (Decrease) Increase in accounts payable and accrued                      (4,386)                (654,154)
       expenses

       (Decrease) Increase in billings in excess of costs                      (49,149)                   95,619
                                                                            ------------             -----------

           Net cash used in operating activities                            (1,729,226)              (3,771,281)
                                                                            ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of fixed assets                                                (79,290)                (844,416)

       Cash paid for acquisition of CSI(R), net of cash acquired                        -              (506,812)

       Development costs                                                      (373,390)                        -

       Increase in minority interest                                                  -                   81,068
                                                                              ---------              -----------

           Net cash used in investing activities                              (452,680)              (1,270,160)
                                                                              --------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Issuance costs for private placement                                   (474,937)                        -

       Issuance costs for initial public offering                                     -                (282,001)

       Proceeds from initial public offering                                          -               10,394,709

       Proceeds from private placement                                        3,100,000                        -

       Proceeds from notes payable                                                    -                  250,000

       Payment of notes payable                                                       -              (2,101,341)
                                                                                                     ----------

           Net cash provided by financing activities                          2,625,063                8,261,367
                                                                              ---------                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       443,157                3,219,926

Cash and cash equivalents, beginning of period                                   60,841                   31,021
                                                                              ---------                   ------

Cash and cash equivalents, end of period                                     $  503,996              $ 3,250,947
                                                                               =========             ============


The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for the six months ended September 30, 1997 include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC"), Computer Science Innovations, Inc. ("CSI(R)") and Gomez Advisors, Inc. ("Gomez" and, together with Ashton, UTTC and CSI(R), the "Company"). The financial statements for the year ended March 31, 1997 do not include Gomez, which was formed by Ashton as a wholly-owned subsidiary on May 21, 1997.

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions for Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying - unaudited consolidated financial statements have been prepared on the same basis as the audited statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of the interim periods presented. These financial statements should be read in conjunction with the footnotes contained in the Company's 10-KSB for the fiscal year ended March 31, 1997.

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

2. PREPAYMENTS, REIMBURSEMENTS AND OTHER CURRENT ASSETS

     Included in prepayments, reimbursements and other current assets are litigation costs of $402,494 for which the Company is seeking reimbursement from its insurance carrier.

3. PRIVATE PLACEMENTS AND EXCHANGE OFFER

     Commencing September 18, 1997, Ashton has been engaged in two private placements of $5,000,000 of convertible preferred stock and an offer to the holders of $3,000,000 principal amount of promissory notes of Ashton's subsidiary, Universal Trading Technologies Corporation ("UTTC"), to exchange an equivalent principal amount of Ashton preferred stock. The securities offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     Ashton is offering (the "Series A Offering") to sell up to 250,000 shares (the "Series A Shares"), with an aggregate liquidation preference of $2,500,000, of its Series A Convertible PIK Preferred Stock (the "Series A Preferred Stock"), solely to accredited investors ("Accredited Investors") within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Series A Shares are being offered in units having a minimum aggregate liquidation preference and purchase price of $100,000 (10,000 Series A Shares). The Series A Shares are being offered for a period of 60 days beginning on September 18, 1997, subject to one or more extensions for up to an aggregate of an additional 60 days. Closings have occurred, and will continue to occur, promptly following each receipt by Ashton of subscription agreements, together with the subscription price for the shares therefor subscribed. At any time after February 15, 1998, each holder of Series A Preferred Shares will have the right to convert each Series A Share into: (i) ten shares of the Common Stock, par value $0.01 per share, of Ashton (the "Ashton Common Stock"); and
(ii) one two-year warrant to purchase three shares of the Common Stock, par value $0.01 per share, of UTTC (the "UTTC Common Stock"), with an exercise price of $0.75 per share, subject to adjustment (the "Warrant").


     Ashton is offering to sell (the "Series B Offering for New Investors" and, together with the Series A Offering, the "New Investor Offerings") up to 250,000 shares (the "New Investor Series B Shares"), with an aggregate liquidation preference of $2,500,000, of its Series B Convertible Preferred Stock (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Preferred Stock"), solely to Accredited Investors. The New Investor Series B Shares are being offered in units having a minimum aggregate liquidation preference and purchase price of $50,000 (5,000 New Investor Series B Shares). The New Investor Series B Shares are being offered for a period of 90 days commencing September 18, 1997, subject to one or more extensions for up to an aggregate of an additional 90 days. Closings have occurred, and will continue to occur, promptly following each receipt by Ashton of subscription agreements, together with the subscription price for the shares therefor subscribed. At any time after June 30, 1998, each holder of Series B Preferred Stock will have the right to convert each share of Series B Preferred Stock into: (i) six shares of Ashton Common Stock; and (ii) one two-year Warrant to purchase two shares of UTTC Common Stock, with an exercise price of $0.75 per share, subject to adjustment (a "Series B Warrant"; and all such warrants taken together with all of the Series A Warrants, the "Warrants," and individually, a "Warrant").

     Ashton has been offering to exchange (the "Exchange Offer" and, together with the New Investor Offerings, the "Offerings") up to 300,000 shares of its Series B Preferred Stock (the "Exchange Offer Series B Shares"; together with the New Investor Series B Shares, the "Series B Shares"; the Series B Shares, together with the Series A Shares, the "Shares"; and, the Shares together with the Ashton Common Stock, the Warrants and the UTTC Common Stock, the "Securities"), with an aggregate liquidation preference of $3,000,000, for a like principal amount of 9% Subordinated Non-Convertible Promissory Notes (the "Non-Convertible Notes") and 9% Subordinated Convertible Promissory Notes (the "Convertible Notes" and, together with the Non-Convertible Notes, the "Notes") of UTTC in units (the "Units") consisting of $42,500 principal amount of Non-Convertible Notes and $7,500 in principal amount of Convertible Notes. In order to participate in the Exchange Offer, holders of Notes have been and will be required to tender all Units of which they are the holders. Notwithstanding the foregoing, if a holder owns only 1/2 Unit, such holder may tender such 1/2 Unit. The Exchange Offer commenced on September 18, 1997, and will terminate at 5:00 p.m., Philadelphia time, on January 15th 1998, subject to extension.

     As of November 12, 1997, Ashton has received executed subscriptions for 19 units of Series A Preferred Stock for a total of $1,900,000 and 2 units of Series B Preferred Stock for a total of $100,000. Also, as of November 12, 1997, Ashton has received fully executed exchange agreements from UTTC noteholders to exchange $2,375,000 of UTTC Convertible Notes and Non-Convertible Notes for 47.5 units of Ashton Series B Preferred Stock.

4. SALE OF CSI(R)

     On November 6, 1997, Ashton sold its subsidiary, Computer Science Innovations, Inc. ("CSI(R)"), to George H. Milligan and Susanne L. Cavadeus, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five-year 8 1/4% note for $594,125.

5. PROFORMA CONSOLIDATED BALANCE SHEET

     The unaudited Proforma Balance Sheet presents the results of the sale of CSI(R) and the Offerings as if the above described transactions (as of November 12, 1997) had occurred on September 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS OF FISCAL 1998 COMPARED TO SIX MONTHS OF FISCAL 1997.

     On a consolidated basis, the Company had revenues of $2,835,057 for the six months ended September 30, 1997 compared to revenues of $2,282,015 for the six months ended September 30, 1996. For fiscal 1997, all of the Company's revenues and the related "cost of revenues" were generated by CSI(R) and, for fiscal 1998, all but $80,000 of revenues were generated by CSI(R).

     During the six months ended September 30, 1997, the Company incurred a net loss of $1,955,804 as compared to the net loss of $3,152,551 for the six months ended September 30, 1996.

Development Costs and Expenses

     During the six months ended September 30, 1997, the Company incurred $524,465 of development costs of which $203,675 was expensed and $320,790 was capitalized. For the six months ended September 30, 1996, the Company incurred development costs of $1,974,944 which was expensed.

     On April 8, 1997, the Company announced that UTTC had completed development of its UTS(TM) VWAP(TM) trading system. Under generally accepted accounting principles, the Company expenses development costs until the system is ready for commercial use and thereafter capitalizes any additional development costs. Although the UTS(TM) VWAP(TM) trading system has been operationally ready since April of 1997, trading on the system can not begin until the Securities and Exchange Commission ("SEC") approves Rule 237 proposed by the Philadelphia Stock Exchange ("PHLX"). An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 27, 1997. Management expects that the SEC will choose to re-publish the proposed rule and amendments in the Federal Register, in which case the notification period will be a minimum of 35 days and a maximum of 90 days after publication.

     Until the SEC approves the PHLX proposed Rule 237, the UTS(TM) VWAP(TM) trading system will not be introduced at the PHLX and the UTS(TM) VWAP(TM) will not generate any revenue. Failure of the UTS(TM) VWAP(TM) trading system to generate revenues for UTTC could have an adverse effect on the financial position of the Company. There can be no assurance that the SEC will ever approve the rule change or that such approval will occur shortly.

Capital Equipment

     During the six months ended September 30, 1997, the Company spent $79,290 for the acquisition of equipment, as compared to $844,416 for the six months ended September 30, 1996.

Selling, General and Administrative Expenses

     During the six months ended September 30, 1997, the Company incurred $1,920,827 of Selling, General and Administrative ("SG&A") expenses, as compared to $1,636,351 for the six months ended September 30, 1996. On a per company basis, SG&A costs were $1,057,009 for Ashton. $329.190 for UTTC, $343,797 for CSI and $190,831 for Gomez.

Liquidity

     At September 30, 1997, the Company had cash and cash equivalents of $503,998. See also Note (5) "Proforma Consolidated Balance Sheet" to the Unaudited Consolidated Financial Statements above. There can be no assurance that the Company's actual cash requirements will not exceed its anticipated cash requirements or that additional cash requirements or additional financing will not be required.

Subsequent Events

     On November 6, 1997, Ashton sold its subsidiary, CSI(R), to George H. Milligan and Susanne L. Cavadeus, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five-year 8 1/4% note for $594,125.

     As of November 12, 1997, Ashton has received executed subscriptions for 19 units of Series A Preferred Stock for a total of $1,900,000 and 2 units of Series B Preferred Stock for a total of $100,000. Also, as of November 12, 1997, Ashton has received fully executed exchange agreements from UTTC noteholders to exchange $2,375,000 of UTTC Convertible Notes and Non-Convertible Notes for 47.5 units of Ashton Series B Preferred Stock.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 29, 1997, David N. Rosensaft ("Mr. Rosensaft") and Ashton, UTTC, The Dover Group, Inc., and Fredric W. Rittereiser (collectively, the "Defendants") entered into a Settlement Agreement of certain claims, pursuant to which: (i) Mr. Rosensaft dismissed with prejudice his Ninth, Eleventh, Twelfth and Thirteenth Claims for Relief which had related to Ashton's failure to cause First United Equities Corporation ("First United") to return to Mr. Rosensaft 200,000 shares of Ashton Common Stock held in escrow by First United (Ninth Claim for Relief) and to Ashton's refusal to approve the transfer of Mr. Rosensaft's shares of Ashton Common Stock (Eleventh, Twelfth and Thirteenth Claims for Relief); (ii) the 200,000 shares of Ashton Common Stock held in escrow by First United were returned to Mr. Rosensaft; and (iii) Ashton and UTTC dismissed with prejudice their First and Second Counterclaims, which had related to Mr. Rosensaft's acquisition of 1,100,000 shares of Ashton Common Stock and 333,333 shares of UTTC Common Stock.

(Items 2 through 4 have been omitted since the items are either inapplicable or the answer is negative)

ITEM 5.  OTHER INFORMATION

     See "Liquidity" and "Subsequent Events" in Item 2 of Part I above.

     As of September 18, 1997, Ashton and UTTC entered into an agreement, pursuant to which contemporaneously with the Offerings, Ashton is receiving shares of UTTC Common Stock from UTTC in exchange for cash contributions, obligations assumed and certain other consideration, in each case at a value of $0.50 per share of UTTC Common Stock. Such contributions, obligations and consideration include: (i) $1.5 million in payments made and services rendered to or on behalf of UTTC by Ashton in connection with the development of the ATED system, for which Ashton will receive 3 million shares; (ii) up to $2,385,417 million of obligations of UTTC guaranteed by Ashton for which Ashton will receive the applicable number of shares of UTTC Common Stock (up to 4,770,834) upon the advance by Ashton under its guarantees and for which Ashton will receive a commitment fee of 143,125 shares of UTTC Common Stock; (iii) up to $3 million in connection with the purchase by Ashton of Notes in the Exchange Offer for which Ashton will receive up to 6 million shares of UTTC Common Stock; and
(iv) up to $2,500,000 from the proceeds of the Series B Offering for New Investors (inclusive of allocated estimated offering expenses of $325,000) for which Ashton will receive up to 5 million shares of UTTC Common Stock.

     On September 11, 1997, the Board of Directors of Ashton authorized for issuance options to purchase 6,000,000 shares of the Ashton Common Stock, subject to the approval of the stockholders of Ashton, at the next annual meeting, of an amendment to the Certificate of Incorporation of Ashton, as amended, increasing the number of authorized shares of Ashton Common Stock from 20,000,000 to 40,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 2,000,000. Such options may be issued to directors, officers, employees and certain other contributors to the value of Ashton and will have an exercise price equal to $1.875 per share (the closing price on NASDAQ SmallCap on September 10, 1997) and certain other terms to be determined. On September 11, the Board of Directors of UTTC approved, and over a majority in interest of the stockholders of UTTC consented in writing to, an amendment to the Certificate of Incorporation of UTTC, as amended, increasing the number of authorized shares of UTTC Common Stock from 20,000,000 to 40,000,000 and the number of authorized shares of preferred stock of UTTC from 1,000,000 to 2,000,000. In addition, on September 11, 1997, the Board of Directors of UTTC authorized for issuance warrants to purchase 6,000,000 shares of the UTTC Common Stock. Such warrants may be issued to directors, officers, employees and certain other contributors to the value of UTTC and will have an exercise price equal to $1.00 per share. Such warrants will be not be exercisable until the earlier of a sale of UTTC, an initial public offering of UTTC or two years from the date of issuance of such Warrants (the "Trigger Date"), and, following the Trigger Date, will be exercisable for a period of two years.

     On September 15, 1997, NASDAQ advised Ashton that Ashton's capital and surplus (stockholders' equity) as of June 30, 1997 was less than the $1,000,000 required for continued listing, and, unless Ashton met this requirement, its securities would be delisted from NASDAQ SmallCap. Ashton requested an extension to meet this requirement, which request was denied. In response, Ashton filed a formal request for a hearing to review the denial of its extension request. Pursuant to NASDAQ policy, Ashton's securities will remain listed pending the decision of the hearing panel. The hearing was held on November 6, 1997, and a decision is pending. It is Ashton's belief that on a proforma basis Ashton is in compliance with NASDAQ requirements for continued listing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         Exhibit 10 - Stock Issuance Agreement, dated as of September 18, 1997, between The Ashton Technology Group, Inc. and Universal Trading Technology Corporation.

         Exhibit 11 - Earnings Per Share Computation.

         Exhibit 27 - Financial Data Schedule

(B)      Reports on Form 8-K

         November 6 - Sale of CSI(R)

         November 12- Private Placement

3
                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      THE ASHTON TECHNOLOGY GROUP, INC.



                                      BY: /s/   Robert A. Eprile
                                          ----------------------
                                          Name:  Robert A. Eprile
                                          Title:   Chairman of the Board
Dated:   As of November 14, 1997

                                  EXHIBIT INDEX
                                      Page
Exhibit 10
Stock Issuance Agreement........................................................

Exhibit 11
Earnings Per Share Computation..................................................

Exhibit 27
Financial Data Schedule.........................................................