Form 10QSB
period 1997-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1998-02-17
CIK 1003740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Quarter Ended                              Commission File Number

December 31, 1997                                                333-1182




                        THE ASHTON TECHNOLOGY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


       Delaware                                         22-6650372
(State of Incorporation)                 (I.R.S. Employer Identification Number)

              1900 Market Street, Suite 701, Philadelphia, PA 19103
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 215-751-1900


Number of shares of common stock outstanding on December 31, 1997:  7,562,500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    ----       ----

                        THE ASHTON TECHNOLOGY GROUP, INC.

                               INDEX - FORM 10-QSB

                                December 31, 1997


Part I - Financial Information                                             Page

Item 1.  Financial Statements
         Consolidated Balance Sheets as of December 31, 1997
         and March 31, 1997.................................................4

         Consolidated Statements of Operations
         For the Three and Nine Months Ended December 31, 1997 and 1996.....5

         Consolidated Statements of Cash Flows
         For the Nine Months Ended December 31, 1997 and 1996...............6

         Notes to Unaudited Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................9

Part II - Other Information

Item 1.  Legal Proceedings..................................................12

         Item 2.  Changes in Securities and Use of Proceeds.................12

Items 3 through 5 have been omitted since the items are either inapplicable or the answer is negative

         Item 6.  Exhibits and Reports on Form 8-K..........................12

         Signatures.........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               The Ashton Technology Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   As of December 31, 1997 and March 31, 1997

ASSETS                                 December 31, 1997          March 31, 1997
                                       -----------------         --------------
                                         (UNAUDITED)                 (AUDITED)
Current Assets:
  Cash and cash equivalents             $   853,383                $    60,841
  Contracts receivable, net of               36,843                  1,483,163
   allowance for doubtful accounts
  Notes receivable                          100,009                          -
  Prepayments and other current assets      424,025                     98,903
  Total Current Assets                    1,414,260                  1,642,907


  Property and equipment, net               711,305                  1,041,449
  Note receivable - long term               486,090                         --
  Private placement costs                   700,818                         --
  Development costs                         365,640                         --
  Investment in ECOM, Inc.                  105,000                         --
  Goodwill, net                                  --                    575,581
  Other assets                               67,605                    106,693
                                        -----------                -----------
               Total Assets           $   3,850,718              $   3,366,630
                                        -----------                -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses   $ 994,663                 $1,937,752
  Billings in excess of costs                    --                     52,722
                                        -----------                -----------
    Total current liabilities               994,663                  1,990,474
Long-term debt                               38,000                     13,000
                                        -----------                -----------
    Total liabilities                     1,032,663                  2,003,474
                                        -----------                -----------
Minority Interest                                --                    300,279
                                        -----------                -----------
Commitments and contingencies
Stockholders' Equity:
    Preferred stock - $.01 par value          5,485                         --
    Common stock - $.01 par value            75,625                     75,625
    Additional paid-in capital           15,255,925                 10,482,197
    Accumulated deficit                 (12,518,980)                (9,494,945)
                                        -----------                -----------
      Total stockholders' equity          2,818,055                  1,062,877
                                        -----------                -----------
                Total Liabilities and
                Stockholders' Equity  $   3,850,718              $   3,366,630
                                        -----------                -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                Three Months Ended           Nine Months Ended
                                     December 31,                December 31,
                                ------------------           ------------------

                                  1997         1996        1997         1996
                                  ----         ----        ----         ----
Revenues                        $505,310   $1,144,977   $3,340,367   $3,426,992
Costs and expenses:
  Cost of revenues               431,233      827,121    2,620,896    2,355,816
  Development costs              103,018      668,518      306,693    2,643,462
  Selling, general and
   administrative expenses       892,930      695,432    2,813,757    2,331,783
  Depreciation and amortization  120,880      120,384      364,834      361,152
                                --------    ---------    ---------    ---------
     Total costs and expenses  1,548,061    2,311,455    6,106,180    7,692,213
Loss from operations          (1,042,751)  (1,166,478)  (2,765,813)  (4,265,221)

Other costs and revenues:
  Cost of corporate
   restructuring                      --     (702,678)          --     (702,678)
  Interest Income (expense),
    net                          (55,043)      15,105     (142,070)     113,865
  Gain on sale of subsidiary     101,992           --      101,992           --
  Private placement costs        (55,003)          --     (165,005)          --
  Minority interest in earnings   10,223      (37,085)     (11,464)    (118,153)
   of subsidiary
Loss before provision for
 income taxes                 (1,040,582)  (1,891,136)  (2,982,360)  (4.972,187)
Provision for income taxes        27,749      155,800       41,775      227,300
Net loss                     $(1,068,331) $(2,046,936) $(3,024,135) $(5,199,487)
Net loss per common share          $(.14)      $ (.27)     $  (.40)      $ (.73)
Weighted average number of
 common shares outstanding     7,562,500    7,562,500    7,562,500    7,150,416

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                 Nine Months Ended December 31,
                                                 ------------------------------
                                                   1997                 1996
                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(3,024,135)         $(5,199,487)
Adjustments to reconcile net loss to
 net cash used by operating activities,
 net of acquired business in 1996:
  Depreciation and amortization                    554,081             253,827
  Increase in minority interest of subsidiary       11,464                  --
  Gain on sale of subsidiary                      (101,992)                 --
Changes in operating asset and liabilities
  Increase in contracts receivable, net            (36,843)            (229,469)
  Increase in prepayments and other assets        (273,568)            (236,094)
  Decrease in accounts payable and
   accrued expenses                               (464,036)            (250,440)
  Increase in billings in excess of costs               --              194,043
                                              ------------        -------------
    Net cash used by operating activities       (3,335,029)          (5,467,620)
                                              ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable - sale of subsidiary            (586,099)                  --
  Purchase of fixed assets                        (121,797)          (1,012,917)
  Cash received from sale of subsidiary             600,000                  --
  Cash paid for acquisition of CSI(R),
    net of cash acquired                                 --            (512,012)
  Investment in ECOM, Inc.                        (105,000)                  --
  Increase in minority interest                                         118,153
  Development costs                               (365,640)                  --
  Adjustment of net cash for subsidiary sold       (45,448)                  --
                                              ------------        -------------
    Net cash used in investing activities         (623,984)          (1,406,776)
                                              ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance costs for private placement            (702,997)              (1,960)
  Issuance costs for initial public offering            --             (282,001)
  Proceeds from initial pubic offering                  --           10,394,709
  Proceeds from notes payable                           --              250,000
  Proceeds from private placement                5,500,000                   --
  Payment of notes payable                              --           (2,101,341)
                                              ------------        -------------
     Net cash provided by financing activities   4,797,003            8,259,407
                                              ------------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS          837,990            1,385,011
Cash and cash equivalents, beginning of period      15,393               31,021
                                              ------------        -------------
Cash and cash equivalents, end of period      $    853,383        $   1,416,032
                                              ============        =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements for the nine months ended December 31, 1997 include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC"), and Gomez Advisors, Inc. ("Gomez"). Ashton, together with UTTC and Gomez, is the "Company".

         The Company's subsidiary, Computer Science Innovations, Inc. ("CSI(R)"), was sold on November 6, 1997 (see "Sale of Subsidiary" below). The financial statements for the nine months ended December 31, 1997 include CSI(R) until it was sold. The financial statements for the year ended March 31, 1997 include CSI(R), but did not include Gomez, which was formed by Ashton as a wholly-owned subsidiary on May 21, 1997.

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


2.       SALE OF SUBSIDIARY

         On November 6, 1997, Ashton sold CSI(R) to George H. Milligan and Susanne L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of $500,000 loan plus interest of $28,875, (2)
         $600,000 in cash, and (3) a five year 8 1/4% Note of $594,125. The Company recognized a gain on the sale of $101,992.


3.       PREPAYMENT AND OTHER CURRENT ASSETS

         Included in prepayments are $413,980 of legal costs for a lawsuit with one stockholder. To the extent such costs are not recoverable from the Company's insurance carrier, Fredric W. Rittereiser, Chief Executive Officer of Ashton, and The Dover Group, Inc., a stockholder of Ashton, have agreed to pay such costs.


4.       RESTATEMENT OF REVENUES

         The 1996 revenues and cost of revenues have been restated to reflect intercompany eliminations not reflected on the original unaudited quarterly financial statements. For the nine months and three months ended December 31, 1997, these intercompany eliminations were $1,236,340 and $222,358 respectively.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         NINE MONTHS OF FISCAL 1998 COMPARED TO NINE MONTHS OF FISCAL 1997.

     For fiscal 1997, all of the Company's revenues, and the related "cost of revenues", were generated by CSI(R) which was sold on November 6, 1997 (see Note 2 to the Financial Statements), and for fiscal 1998, all but $159,750 of revenues were generated by CSI(R). The sale of CSI(R) has resulted in substantially lower revenues from continuing operations. Until the UTS VWAP trading system ("VTS(TM)") is approved for use by the SEC (see "Rule Change" below) and becomes operational and obtains substantial market acceptance, the Company will not be able to generate significant revenues.

     On a consolidated basis, the Company had revenues of $3,340,367 for the nine months ended December 31, 1997 compared to revenues of $3,426,992 for the nine months ended December 31, 1996.

     During the nine months ended December 31, 1997, the Company incurred a net loss of $3,024,135 as compared to the nine months ended December 31, 1996, in which the Company incurred a net loss of $5,199,487.

Development  Costs

     During the nine months ended December 31, 1997, the Company incurred $672,333 of development costs of which $306,693 was expensed and $365,640 was capitalized. For the nine months ended December 31, 1996, the Company incurred development costs of $2,643,462 which was expensed. The December 31, 1996 development costs included $1,618,592 for the Ashton Technology Encryption Device (ATED) and its associated cryptoserver. The December 31, 1997 development costs were for enhancements to the VTS(TM) trading system and the design of future transactional products.

Rule Change

     On April 8, 1997, the Company announced that UTTC had completed development of its "VTS(TM)". Under generally accepted accounting principles, the Company expenses development costs until the system is ready for commercial use and thereafter capitalizes any additional development costs. Although the VTS(TM) system has been operationally ready since April of 1997, trading on the system can not begin until the Securities and Exchange Commission ("SEC") approves Rule 237 proposed by the Philadelphia Stock Exchange ("PHLX"). An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 28, 1997. The SEC approved re-publishing the proposed rule and amendments in the Federal Register on December 22, 1997, and the proposed rule and amendments were published in the Federal Register on December 31, 1997. The notification period will be a minimum of 35 days and a maximum of 90 days after publication. There can be no assurance that Rule 237 will be approved or that, if the SEC approves Rule 237, the Company will be able to generate positive net revenues.

Capital Equipment

     During the nine months ended December 31, 1997, the Company spent $121,797 for the acquisition of equipment, as compared to $1,012,917 for the nine months ended December 31, 1996. The reason capital expenditures during the nine months ended December 31, 1996 were substantially greater than in the period ended December 31, 1997 was because the primary computers required for the VTS(TM) trading system were purchased during the nine months ended December 31, 1996. Given the rapid advancements in computer technology, the Company is continually upgrading its systems.

Selling, General and Administrative Expenses

     During the nine months ended December 31, 1997, the Company incurred $2,813,757 of Selling, General and Administrative (SG&A) expenses, as compared to $2,331,783 for the nine months ended December 31, 1996. On a per company basis, SG&A costs were $1,591,230 for Ashton, $494,808 for UTTC, $433,083 for CSI and $294,636 for Gomez. The increase in SG&A expenses is due to the formation and operation of the new wholly-owned subsidiary of Gomez (which was formed in April 1997) and to higher legal costs incurred in connection with the Rosensaft lawsuit, regulatory and listing issues.


Liquidity

     At December 31, 1997, the Company had cash and cash equivalents of $853,383. For a description of an improvement in the Company's liquidity since that date, see "Subsequent Events" below.

     On September 18, 1997 the Company commenced a private offer and exchange offer pursuant to which it offered to certain investors (i) up to 250,000 shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) up to 250,000 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) ("Series B Preferred"); and (iii) to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes (the "UTTC Notes") issued by UTTC. The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable In additional shares of Series A Preferred until February 15, 2000. At any time after February 15, 1998, each holder of shares of Series A Preferred will have the right to convert each share of Series A Preferred into: (i) ten shares of the Common Stock, par value $0.01 per share, of Ashton (the "Common Stock"); and (ii) one two-year warrant to purchase three shares of the Common Stock, par value $0.01 per share, of UTTC (the "UTTC Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. At any time after June 30, 1998, each holder of shares of Series B Preferred will have the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC Common Stock, with an exercise price of $0.75 per share, subject to adjustment.

     As of December 31, 1997, the Company had received signed Subscription Agreements for all of the shares of the Series A Preferred offered (250,000 shares) and 5,000 of the shares of Series B Preferred offered. The Series A transaction was closed on January 15, 1998.

     As of December 31, 1997, the Company had received signed Subscription Agreements for the tender of $2,975,000 of UTTC Notes for which the Company issued 297,500 shares of Series B Preferred Stock. The Exchange Offer was closed on January 15, 1998.

     The Company has extended its private offer to institutional and accredited investors of Series B Preferred until May 15, 1998. Such offering of Series B Preferred will not be registered under Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration thereunder or an applicable exemption from the registration requirements thereunder.

     If and when the SEC approves the PHLX's proposed Rule 237 (see "Rule Change" above, the Company expects to be able to commence the operation of its VTS(TM) system with the PHLX within a month thereafter.

     In addition to the $1,000,000 which the Company raised on January 27, 1998 (see "Subsequent Events" below), the Company expects to raise additional capital from future private placements and/or other sources by the end of March, 1998. There can be no assurances, however, that the Company will be able to raise capital on a timely basis or on terms acceptable to the Company, if at all.

     There can be no assurance that the Company's actual cash requirements will not exceed its anticipated cash requirements or that additional cash requirements or additional financing will not be required. The Company may require additional funds to provide working capital and to sustain its operations until it generates positive cash flow from its operations.

Subsequent Events

     On January 27, 1998, the Company completed the sale of 100,000 shares of the Series "C" Convertible Preferred Stock to a group of foreign investors (the "Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000 ("Series C Shares"). Holders of the Series C Shares will have the right to convert each Series C Share into one share of Common Stock at the conversion price which shall be equal to the following: (i) if the Market Price (as hereinafter defined) on the Conversion Date (as hereinafter defined) is less than $1.8774, the conversion price is equal to the lesser of 75% of the Market Price at the Conversion Date or $1.2516, and (ii) if the Market Price at the Conversion Date is equal to or greater than $1.8774, the conversion price is equal to $1.2516 plus 50% of the difference between the Market Price at the Conversion Date and $1.8774. The "Market Price" shall mean the average of the closing bid prices per share of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding the date the holder elects to have the shares of Series C Preferred Stock converted (the "Conversion Date"). In addition, the Investors will receive warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of 105% of the Market Price for a period of 5 years. In connection with the sale, the Company has agreed to pay a placement fee to the placement agent of $50,000 and to transfer to it 5,000 Shares of the Series C Convertible Preferred Stock and a warrant to purchase 100,000 shares of Common Stock at an exercise price of 105% of Market Price for a period of 5 years.

     The Company has used a substantial portion of the $1,000,000 to reduce its accounts payable and accrued expenses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See previous reports in the Company's Form 10-KSB for the fiscal year ended March 31, 1997 and Form 10-QSB for the quarterly period ended September 30, 1997.

     On December 3, 1997, Judge Shira A. Sheindlin entered her decision and order in Rosensaft v. The Ashton Group, Inc. et al. USDC, SD, NY, 97 Civ. 3138
(SAS) granting plaintiff's Motion for Partial Summary Judgment under plaintiff's Tenth Claim for Relief against defendants The Dover Group, Inc. and Fredric W. Rittereiser. Neither Ashton nor UTTC were parties to, or affected by, this decision.

     Alliant Techsystems, Inc. ("Alliant") has notified Ashton of its claim of approximately $280,000 as the balance allegedly due under its contact with the Company for the production of certain ATED systems. On October 22, 1997, Ashton filed a complaint against Alliant in the Court of Common Pleas, County of Philadelphia, Pennsylvania for damages for failure of Alliant to perform its obligations under its contract with Ashton. On December 15, 1997, Alliant Techsystems filed its answer and counterclaims seeking damages in an amount "in excess of $50,000."

     In a letter to the Company dated November 17, 1997, The NASDAQ Stock Market, Inc. ("Nasdaq") informed the Company that the Nasdaq Listing Qualifications Panel (the "Panel") granted the Company a conditional exception to Nasdaq's minimum capital and surplus listing requirement. The Panel required, however, that the Company make a public filing on or before December 31, 1997 with the SEC and Nasdaq containing a balance sheet and corresponding statement of operations no older than November 30, 1997 with proforma adjustments for any significant events or transactions occurring on or before the filing date, and evidencing a minimum of $4,000,000 in capital and surplus. On January 9, 1998, in response to the December 30, 1997 request of the Company, the Panel extended the conditional exception to January 16, 1998, and on January 22, 1998, the Panel further extended the conditional exception to January 27, 1998, on which date the Company filed a Form 8-K with the SEC and Nasdaq which contained a November 30, 1997 balance sheet with proforma adjustments evidencing compliance with the $4,000,000 capital and surplus requirement set forth in the Panel's Decision dated January 9, 1998. By letter dated January 29, 1998, Nasdaq advised the Company that the Company was found to be in compliance with the terms of its qualifications exception and with all requirements for continued listing on Nasdaq, and that the hearing file was closed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See "Liquidity" and "Subsequent Events" in Item 2 of Part I above.

     (Items  3  through  5  have  been  omitted   since  the  items  are  either
inapplicable or the answer is negative)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits
         Exhibit 10.1          -   Partial Summary Judgment Rosensaft vs. The
                                   Ashton Group, Inc. et al.
         Exhibit 11            -   Computation of Earnings Per Share.
         Exhibit 27            -   Financial Data Schedule.
         Exhibit  99           -   Stock Purchase Agreement, effective as of
                                   the 1st day of November, 1997,  by and
                                   among  The  Ashton  Technology  Group, Inc.,
                                   George K.Milligan and Susan L. Cavadeas, as
                                   Trustees of the Trust created by the Computer
                                   Science Innovations, Inc., Leveraged ESOP and
                                   Computer Science Innovations, Inc.

    (B)  Reports on Form 8-K
         Form 8-K dated November 6, 1997 was filed pursuant to Item 2 (Disposition of Assets)

         Form 8-K dated November 12, 1997 was filed pursuant to Item 5 (Other Events)

         Form 8-K dated January 27, 1998 was filed pursuant to Item 5 (Other Events)

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The Ashton Technology Group. Inc.
                                             ---------------------------------
                                                        (Registrant)



Date:  February 13, 1998                    By:  /s/ Robert A. Eprile
       ---------------------------              -------------------------------
                                                       Robert A. Eprile
                                                    Chairman of the Board

                                  EXHIBIT INDEX
Exhibit 11                                                                 Page

Computation of Earnings Per Share...........................................16


Exhibit 27


Financial Data Schedule.....................................................17


Exhibit 99


     Stock Purchase Agreement, effective as of the 1st day of November, 1997, by and among The Ashton Technology Group, Inc., George K. Milligan and Susan L. Cavadeas, as Trustees of the Trust created by the Computer Science Innovations,
Inc., Leveraged ESOP and Computer Science Innovations, Inc............18