Form 10QSB/A
period 1997-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1998-02-18
CIK 1003740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB/A

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

                               INDEX - FORM 10-QSB/A

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         NINE MONTHS OF FISCAL 1998 COMPARED TO NINE MONTHS OF FISCAL 1997.

     For fiscal 1997, all of the Company's revenues, and the related "cost of revenues", were generated by CSI(R) which was sold on November 6, 1997 (see Note 2 to the Financial Statements), and for fiscal 1998, all but $159,750 of revenues were generated by CSI(R). The sale of CSI(R) has resulted in substantially lower revenues from continuing operations. Until the Securities and Exchange Commission ("SEC) approves Rule 237 proposed by the Philadelphia Stock Exchange ("PHLX") (see "Rule Change" below) and the UTS VWAP trading system ("VTS(TM)") becomes operational, the Company will not be able to generate significant revenues.

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

Rule Change

     On April 8, 1997, the Company announced that UTTC had completed development of its VTS(TM). Under generally accepted accounting principles, the Company expenses development costs until the system is ready for commercial use and thereafter capitalizes any additional development costs. Although the VTS(TM) system has been operationally ready since April of 1997, trading on the system can not begin until the SEC approves Rule 237 proposed by the PHLX. An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 28, 1997. The SEC approved re-publishing the proposed rule and amendments in the Federal Register on December 22, 1997, and the proposed rule and amendments were published in the Federal Register on December 31, 1997. The notification period will be a minimum of 35 days and a maximum of 90 days after publication. There can be no assurance that Rule 237 will be approved or that, if the SEC approves Rule 237, the Company will be able to generate positive net revenues.

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

Selling, General and Administrative Expenses

     During the nine months ended December 31, 1997, the Company incurred $2,813,757 of Selling, General and Administrative (SG&A) expenses, as compared to $2,331,783 for the nine months ended December 31, 1996. On a per company basis, SG&A costs were $1,591,230 for Ashton, $494,808 for UTTC, $433,083 for CSI and $294,636 for Gomez. The increase in SG&A expenses is due to the formation and operation of the new wholly-owned subsidiary of Gomez (which was formed in May 1997) and to higher legal costs incurred in connection with the Rosensaft lawsuit, regulatory and listing issues.

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

     If and when the SEC approves the PHLX's proposed Rule 237 (see "Rule Change" above), the Company expects to be able to commence the operation of its VTS(TM) system with the PHLX within a month thereafter.

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



Date:  February 18, 1998                    By:  /s/ Robert A. Eprile
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