Form 10QSB/A
period 1997-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1998-06-26
CIK 1003740

AMENDED

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended                              Commission File Number
      December 31, 1997                                          001-11747

                        THE ASHTON TECHNOLOGY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

      Delaware                                          22-6650372
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

                                   Yes _X_  No ___

                        THE ASHTON TECHNOLOGY GROUP, INC.

                               INDEX - FORM 10-QSB

                                December 31, 1997

Part I - Financial Information                                                           Page
------------------------------                                                           ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 and March 31, 1997.........   4

         Consolidated Statements of Operations -
         For the Three and Nine Months Ended December 31, 1997 and 1996.................   5

         Consolidated Statements of Cash Flows -
         For the Nine Months Ended December 31, 1997 and 1996...........................   6

         Notes to Unaudited Consolidated Financial Statements...........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................   8

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings .............................................................  12

Item 2.  Changes in Securities and Use of Proceeds .....................................  12

Items 3 through 5 have  been omitted since the items are either inapplicable or the answer is negative

Item 6.  Exhibits and Reports on Form 8-K...............................................   12

Signatures .............................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

                             The Ashton Technology Group, Inc. and Subsidiaries

                                        Consolidated Balance Sheets

                                 As of December 31, 1997 and March 31, 1997

                                                    December 31,     March 31,
                                                       1997            1997
                                                   ------------    -------------
                                                   (UNAUDITED)       (AUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                       $    853,383    $     60,841
   Contracts receivable, net of allowance for
     doubtful accounts                                   36,843       1,483,163
   Notes receivable                                     100,009              --
   Prepayments and other current assets                 424,025          98,903
                                                   ------------    ------------
      Total Current Assets                            1,414,260       1,642,907
Property and equipment, net                             711,305       1,041,449
Note receivable - long term                             486,090              --
Private placement costs                                 700,818              --
Development costs                                       365,640              --
Investment in ECOM, Inc.                                105,000              --
Goodwill, net                                                --         575,581
Other assets                                             67,605         106,693
                                                   ------------    ------------
         Total Assets                              $  3,850,718    $  3,366,630
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses           $    994,663    $  1,937,752
   Billings in excess of costs                               --          52,722
                                                   ------------    ------------
      Total current liabilities                         994,663       1,990,474
Long-term debt                                           38,000          13,000
                                                   ------------    ------------
      Total liabilities                               1,032,663       2,003,474
                                                   ------------    ------------
Minority Interest                                            --         300,279
                                                   ------------    ------------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock - $.01 par value                       5,485              --
   Common stock - $.01 par value                         75,625          75,625
Additional paid-in capital                           16,670,129      10,482,197
Accumulated deficit                                 (13,933,184)     (9,494,945)
                                                   ------------    ------------
Total stockholders' equity                            2,818,055       1,062,877
                                                   ------------    ------------
      Total Liabilities and
      Stockholders' Equity                         $  3,850,718    $  3,366,630
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

               The Ashton Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

         For the Three and Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           December 31,                        December 31,
                                                                   -----------------------------      -----------------------------
                                                                       1997             1996             1997              1996
                                                                   -----------       -----------      -----------       -----------
Revenues                                                           $   505,310       $ 1,144,977      $ 3,340,367       $ 3,426,992
                                                                   -----------       -----------      -----------       -----------
Costs and expenses:
  Cost of revenues                                                     431,233           827,121        2,620,896         2,355,816
  Development costs                                                    103,018           668,518          306,693         2,643,462
  Selling, general and administrative expenses                         892,930           695,432        2,813,757         2,331,783
  Depreciation and amortization                                        120,880           120,384          364,834           361,152
                                                                   -----------       -----------      -----------       -----------
Total costs and expenses                                             1,548,061         2,311,455        6,106,180         7,692,213
                                                                   -----------       -----------      -----------       -----------
Loss from operations                                                (1,042,751)       (1,166,478)      (2,765,813)       (4,265,221)

Other costs and revenues:
  Cost of corporate restructuring                                           --          (702,678)              --          (702,678)
  Interest income (expense), net                                       (55,043)           15,105         (142,070)          113,865
  Loss on sale of subsidiary                                          (385,930)               --         (385,930)               --
  Private placement costs                                              (55,003)               --         (165,005)               --
  Minority interest in earnings of subsidiary                           10,223           (37,085)         (11,464)         (118,153)
                                                                   -----------       -----------      -----------       -----------
Loss before provision for income taxes                              (1,528,504)       (1,891,136)      (3,470,282)       (4,972,187)
Provision for income taxes                                              27,749           155,800           41,775           227,300
                                                                   -----------       -----------      -----------       -----------
Net loss                                                           ($1,556,253)      $(2,046,936)     $(3,512,057)      $(5,199,487)
                                                                   ===========       ===========      ===========       ===========
Net loss per common share                                          $      (.33)*     $      (.27)     $      (.59)*     $      (.73)
                                                                   ===========       ===========      ===========       ===========
Weighted average number of common shares outstanding                 7,562,500         7,562,500        7,562,500         7,150,416
                                                                   ===========       ===========      ===========       ===========

* See Description of Business and Basis of Presentation paragraphs 5, 6 and 7. Also See Exhibit 11, Computation of Earnings per Share

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

                             The Ashton Technology Group, Inc. and Subsidiaries

                                   Consolidated Statements of Cash Flows

                            For the Nine Months Ended December 31, 1997 and 1996
                                                (Unaudited)

                                                                                         Nine Months Ended
                                                                                             December 31,
                                                                                ------------------------------------
                                                                                    1997                    1996
                                                                                ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        ($ 3,512,057)           ($ 5,199,487)
Adjustments to reconcile net loss to net cash used
  by operating activities, net of acquired business in 1996:
    Depreciation and amortization                                                    554,081                 253,827
      Increase in minority interest of subsidiary                                     11,464                      --
      Loss on sale of subsidiary                                                     385,930                      --
Changes in operating asset and liabilities
  Increase in contracts receivable, net                                              (36,843)               (229,469)
  Increase in prepayments and other assets                                          (273,568)               (236,094)
  Decrease in accounts payable and accrued expenses                                 (464,036)               (250,440)
  Increase in billings in excess of costs                                                 --                 194,043
                                                                                ------------            ------------
    Net cash used by operating activities                                         (3,335,029)             (5,467,620)
                                                                                ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable - sale of subsidiary                                              (586,099)                     --
  Purchase of fixed assets                                                          (121,797)             (1,012,917)
  Cash received from sale of subsidiary                                              600,000                      --
  Cash paid for acquisition of CSI(R), net of cash acquired                               --                (512,012)
  Investment in ECOM, Inc.                                                          (105,000)                     --
  Increase in minority interest                                                           --                 118,153
  Development costs                                                                 (365,640)                     --
  Adjustment of net cash for subsidiary sold                                         (45,448)                     --
                                                                                ------------            ------------
    Net cash used in investing activities                                           (623,984)             (1,406,776)
                                                                                ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance costs for private placement                                              (702,997)                 (1,960)
  Issuance costs for initial public offering                                              --                (282,001)
  Proceeds from initial public offering                                                   --              10,394,709
  Proceeds from notes payable                                                             --                 250,000
  Proceeds from private placement                                                  5,500,000                      --
  Payment of notes payable                                                                --              (2,101,341)
                                                                                ------------            ------------
    Net cash provided by financing activities                                      4,797,003               8,259,407
                                                                                ------------            ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            837,990               1,385,011
Cash and cash equivalents, beginning of period                                        15,393                  31,021
                                                                                ------------            ------------
Cash and cash equivalents, end of period                                        $    853,383            $  1,416,032
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

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for the nine months ended December 31, 1997 include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), and Gomez Advisors, Inc. ("Gomez"). Ashton, together with UTTC(TM) and Gomez, is the "Company".

     The Company's subsidiary, Computer Science Innovations, Inc. ("CSI(R)"), was sold on November 6, 1997 (see "Sale of Subsidiary" below). The financial statements for the nine months ended December 31, 1997 includes CSI(R) until it was sold. The financial statements for the year ended March 31, 1997 include CSI(R), but did not include Gomez, which was formed by Ashton as a wholly-owned subsidiary on May 21, 1997.

     As originally filed in the Company's Form 10-QSB for the quarter ended December 31, 1997, the Company reflected a gain on the sale of CSI(R) of $102,000. The reason for reporting the gain on sale in this manner results from the Company's accounting for its portion of CSI(R)'s prior years earnings as an adjustment to additional paid-in capital instead of as an increase in its investment in CSI(R). Had the Company accounted for this increase in investment, the sale of CSI(R) would have resulted in a loss of approximately $386,000 instead of a gain of $102,000. The adjustment of $488,000 had the effect of increasing the Company's net loss from $1,068,331 to $1,556,253 for the three-month period ended December 31, 1997 and increasing the Company's net loss from $3,024,135 to $3,512,057 for the nine-month period ended December 31, 1997.

     A corresponding error was also made. As mentioned above, the loss was charged to additional paid-in capital when it should have been charged to operations. The revised reporting of this transaction had no effect on cash or working capital and did not produce a change in stockholders' equity.

     In addition, the Company is amending its financial statements to reflect the accounting of the "beneficial conversion feature" of its Series A Convertible PIK Preferred Stock ("Series A Preferred Stock"). In accordance with Topic D-60 described below. Financial Accounting Standard Board Emerging Issues Task Force Topic No. D-60 ("Topic D-60") addresses the position of the accounting staff of the Securities and Exchange Commission regarding conversion features of convertible preferred stock and convertible debt securities that are "in the money" upon issuance, i.e. the conversion price is below the market price for the common stock. At the time of issuance, the conversion rate for the Series A Preferred stock of $1.00 per share was below the market price. Thus, the Series A Preferred stock contains a "beneficial conversion feature" within the meaning of Topic D-60.

     According to Topic D-60, an issuer of an equity security containing such a "beneficial conversion feature" must allocate to additional paid-in capital an amount equal to the intrinsic value of such conversion feature. The discount resulting from the allocation of proceeds to the "beneficial conversion feature" is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred shareholders can realize that return.

     The net effect of the adjustment made to conform to topic D-60 is an increase to previously reported additional paid-in capital and accumulated deficit as of December 31, 1997 of approximately $926,000. In addition, the effect on loss per common share as previously reported was an increase of $0.12 and $0.13 for the three months ended December 31, 1997, respectively. The adjustment had no effect on total stockholders' equity.

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

2.   SALE OF SUBSIDIARY

     On November 6, 1997,  Ashton sold CSI(R), to George H. Milligan and Susanne
     L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five year 83% Note of $594,125. The Company recognized an accounting loss of $385,930; however, on a cash basis, the Company actually realized a gain on the sale of $101,992. (See the third paragraph above.) In addition, the Company received cash in the amount of approximately $340,000 due to a Tax Allocation Agreement.

3.   PREPAYMENTS AND OTHER CURRENT ASSETS

     Included in prepayments are $413,980 of legal costs incurred by the Company in connection with a lawsuit with one stockholder. The Company has submitted a claim in the amount of $413,980 to its insurance carrier. To the extent such costs are not recoverable from the Company's insurance carrier, Fredric W. Rittereiser, Chief Executive Officer of Ashton and The Dover Group, Inc., a stockholder of Ashton, have agreed to pay such costs.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NINE MONTHS OF FISCAL 1998 COMPARED TO NINE MONTHS OF FISCAL 1997.

For fiscal 1997, all of the Company's revenues, and the related "cost of revenues", were generated by CSI(R) which was sold on November 6, 1997 (see Note 2 to the Financial Statements), and for fiscal 1998, all but $159,750 of revenues were generated by CSI(R). The sale of CSI(R) has resulted in substantially lower revenues from continuing operations. Until the SEC approves the Philadelphia Stock Exchange's ("PHLX") proposed Rule 237 (see "Rule Change" below) and the UTS(TM) VWAP(TM) trading system ("VTS(TM)") becomes operational, the Company will not be able to generate significant revenues.

On a consolidated basis, the Company had revenues of $3,340,367 for the nine months ended December 31, 1997 compared to revenues of $3,426,992 for the nine months ended December 31, 1996.

During the nine months ended December 31, 1997, the Company incurred a net loss of $3,512,057 as compared to the nine months ended December 31, 1996, in which the Company incurred a net loss of $5,199,487.

Development Costs

During the nine months ended December 31, 1997, the Company incurred $672,333 of development costs of which $306,693 was expensed and $365,640 was capitalized. For the nine months ended December 31, 1996, the Company incurred development costs of $2,643,462 which was expensed. The December 31, 1996 development costs included $1,618,592 for the Ashton Technology Encryption Device ("ATED") and its associated cryptoserver. The December 31, 1997 development costs were for enhancements to the VTS(TM) trading system and the design of future transactional products.

Rule Change

On April 8, 1997, the Company announced that UTTC(TM) had completed development of its VTS(TM). Under generally accepted accounting principles, the Company expenses development costs until the system is ready for commercial use and thereafter capitalizes any additional development costs. Although the VTS(TM) trading system has been operationally ready since April of 1997, trading on the system cannot begin until the Securities and Exchange Commission ("SEC") approves Rule 237 proposed by the PHLX. An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 28, 1997. The SEC approved re-publishing the proposed rule and amendments in the Federal Register on December 22, 1997, and the proposed rule and amendments were published in the Federal Register on December 31, 1997. The notification period will be a minimum of 35 days and a maximum of 90 days after publication. There can be no assurance that Rule 237 will be approved or that, if the SEC approves Rule 237, the Company will be able to generate positive net revenues.

Capital Equipment

During the nine months ended December 31, 1997, the Company spent $121,797 for the acquisition of equipment, as compared to $1,012,917 for the nine months ended December 31, 1996. The reason capital equipment expenditures during the nine months ended December 31, 1996 were substantially greater than in the period ended December 31, 1997 was because the primary computers required for the VTS(TM) trading system were purchased during the nine months ended December 31, 1996. Given the rapid advancements in computer technology, the Company is continually upgrading its systems.

Selling, General and Administrative Expenses

During the nine months ended December 31, 1997, the Company incurred $2,813,757 of Selling, General and Administrative ("SG&A") expenses, as compared to $2,331,783 for the nine months ended December 31, 1996. On a per company basis, SG&A costs were $1,591,230 for Ashton, $494,808 for UTTC(TM), $433,083 for CSI(R) and $294,636 for Gomez. The increase in SG&A expenses is due to the formation and operation of the new wholly-owned subsidiary of Gomez (which was formed in April 1997) and to higher legal costs incurred in connection with the Rosensaft lawsuit, regulatory and listing issues. See "Legal Proceedings."

Liquidity

At December 31, 1997, the Company had cash and cash equivalents of $853,383. For a description of an improvement in the Company's liquidity since that date, see "Subsequent Events" below.

On September 18, 1997 the Company commenced a private offer and exchange offer pursuant to which it offered to certain investors (i) up to 250,000 shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) up to 250,000 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) ("Series B Preferred"); and (iii) to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes (the "UTTC(TM) Notes") issued by UTTC(TM). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in additional shares of Series A Preferred until February 15, 2000. At any time after February 15, 1998, each holder of shares of Series A Preferred will have the right to convert each share of Series A Preferred into: (i) ten shares of the Common Stock, par value $0.01 per share, of Ashton (the "Common Stock"); and (ii) one two-year warrant to purchase three shares of the Common Stock, par value $0.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. At any time after June 30, 1998, each holder of shares of Series B Preferred will have the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $0.75 per share, subject to adjustment.

As of December 31, 1997, the Company had received signed Subscription Agreements for all of the shares of the Series A Preferred offered (250,000 shares) and 5,000 of the shares of Series B Preferred offered. This Series A transaction was closed on January 15, 1998.

As of December 31, 1997, the Company had received signed Subscription Agreements for the tender of $2,975,000 of UTTC(TM) Notes for which the Company issued 297,500 shares of Series B Preferred Stock. This Exchange transaction was closed on January 15, 1998.

The Company has extended its private offer to institutional and accredited investors of Series B Preferred until May 15, 1998. Such offering of Series B Preferred will not be registered under Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration thereunder or an applicable exemption from the registration requirements thereunder.

If and when the SEC approves the PHLX's proposed Rule 237 (see "Rule Change", above), the Company expects to be able to commence the operation of its VTS(TM) system with the PHLX within a month thereafter.

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

Subsequent Events

On January 27, 1998, the Company completed the sale of 100,000 shares of the Series "C" Convertible Preferred Stock to a group of foreign investors (the "Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000 ("Series C Shares"). Holders of the Series C Shares will have the right to convert each Series C Share into one share of Common Stock at the conversion price which shall be equal to the following: (i) if the Market Price (as hereinafter defined) on the Conversion Date (as hereinafter defined) is less than $1.8774, the conversion price is equal to the lesser of 75% of the Market Price at the Conversion Date or $1.2516; or (ii) if the Market Price at the Conversion Date is equal to or greater than $1.8774, the conversion price is equal to $1.2516 plus 50% of the difference between the Market Price at the Conversion Date and $1.8774. The "Market Price" shall mean the average of the closing bid prices per share of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding the date the holder elects to have the shares of Series C Preferred Stock converted (the "Conversion Date"). In addition, the Investors will receive warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of 105% of the Market Price for a period of 5 years. In connection with the sale, the Company has agreed to pay a placement fee to the placement agent of $50,000 and to transfer to it 5,000 Shares of the Series C Convertible Preferred Stock and a warrant to purchase 100,000 shares of Common Stock at an exercise price of 105% of Market Price for a period of 5 years.

The Company has used a substantial portion of the $1,000,000 to reduce its accounts payable and accrued expenses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See previous reports in the Company's Form 10-KSB for the fiscal year ended March 31, 1997 and Form 10-QSB for the quarterly period ended September 30, 1997.

On December 3, 1997, Judge Shira A. Scheindlin entered her decision and order in Rosensaft v. The Ashton Group, Inc. et al, No. 97 CIV. 3138 (SAS) 1997 U.S. Dist. 1998 WL 749384 (SDNY) granting plaintiff's Motion for Partial Summary Judgment under plaintiff's Tenth Claim for Relief against defendants The Dover Group, Inc. and Fredric W. Rittereiser. Neither Ashton nor UTTC(TM) were parties to, or affected by, this decision.

Alliant Techsystems, Inc. ("Alliant") has notified Ashton of its claim of approximately $280,000 as the balance allegedly due under its contract with the Company for the production of certain ATED systems. On October 22, 1997, Ashton filed a complaint against Alliant in the Court of Common Pleas, County of Philadelphia, Pennsylvania for damages for failure of Alliant to perform its obligations under its contract with Ashton. On December 15, 1997, Alliant filed its answer and counterclaims seeking damages in an amount "in excess of $50,000."

In a letter to the Company dated November 17, 1997, The NASDAQ Stock Market, Inc. ("Nasdaq") informed the Company that the Nasdaq Listing Qualifications Panel (the "Panel") granted the Company a conditional exception to Nasdaq's minimum capital and surplus listing requirement. The Panel required, however, that the Company make a public filing on or before December 31, 1997 with the SEC and Nasdaq containing a balance sheet and corresponding statement of operations no older than November 30, 1997 with pro forma adjustments for any significant events or transactions occurring on or before the filing date, and evidencing a minimum of $4,000,000 in capital and surplus. On January 9, 1998, in response to the December 30, 1997 request of the Company, the Panel extended the conditional exception to January 16, 1998, and on January 22, 1998, the Panel further extended the conditional exception to January 27, 1998, on which date the Company filed a Form 8-K with the SEC and Nasdaq which contained a November 30, 1997 balance sheet with pro forma adjustments evidencing compliance with the $4,000,000 capital and surplus requirement set forth in the Panel's decision dated January 9, 1998. By letter dated January 29, 1998, Nasdaq advised the Company that the Company was found to be in compliance with the terms of its qualifications exception and with all requirements for continued listing on Nasdaq, and that the hearing file was closed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See "Liquidity" and "Subsequent Events" in Item 2 of Part I above.

(Items 3 through 5 have been omitted since the items are either inapplicable or the answer is negative)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits
              Exhibit 10.1 - Partial Summary  Judgment,  Rosensaft v. The Ashton
                             Group, Inc. et al. (Incorporated by reference to (i) Report on Form 10Q-SB for the period ended December 31, 1996 and (ii) Amendment No. 1 to Form 10-QSB for the period ended December 31, 1996, filed April 18, 1997)
              Exhibit 11   - Computation of Earnings Per Share.
              Exhibit 27   - Financial Data Schedule.
              Exhibit 99.1 - Stock Purchase  Agreement,  effective as of the 1st day of November, 1997, by and among The Ashton Technology Group, Inc., George K. Milligan and Susan L. Cavadeas, as Trustees of the Trust created by the

                             Computer Science Innovations, Inc., Leveraged ESOP and Computer Science Innovations, Inc.
                             (Incorporated by reference to Report on Form 10-QSB/A for period ended December 31, 1997, filed February 18, 1998)

         (B)  Reports on Form 8-K

              Form 8-K dated November 6, 1997 was filed pursuant to Item 2 (Disposition of Assets)

              Form 8-K dated November 12, 1997 was filed pursuant to Item 5 (Other Events)

              Form 8-K dated January 27, 1998 was filed pursuant to Item 5 (Other Events)

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----
Ex-11  Computation of Earnings Per Share ..................................   16

Ex-27  Financial Data Schedule ............................................   17

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


                                               The Ashton Technology Group, Inc.
                                               ---------------------------------
                                                        (Registrant)


Date: June 26, 1998                         By: /s/ Robert Eprile
                                               ---------------------------------
                                                    Robert Eprile
                                                    Chairman