Form 10KSB40
period 1998-03-31
ASHTON TECHNOLOGY GROUP INC
filed 1998-07-14
CIK 1003740

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED MARCH 31, 1998 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 1-11747

                               ----------------

                       THE ASHTON TECHNOLOGY GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                   22-6650372
          (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                         1900 MARKET STREET, SUITE 701
                       PHILADELPHIA, PENNSYLVANIA 19103
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (215) 751-1900

             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $.01
                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Registrant's revenue for the fiscal year ended March 31, 1998 was $3,494,276.

  The aggregate market value of the voting stock and nonvoting stock held by non-affiliates of the registrant based on the closing selling price as reported on NASDAQ on June 25, 1998 was $22,224,866.84.

  The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 8,477,913 as of July 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III-Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 ITEM 1.  DESCRIPTION OF BUSINESS........................................     1
 ITEM 2.  DESCRIPTION OF PROPERTY........................................     9
 ITEM 3.  LEGAL PROCEEDINGS..............................................     9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    10
                                      PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    11
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    12
 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    14
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    33
                                      PART III
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................    33
 SIGNATURES .............................................................    38

                          FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-KSB. Such forward-looking statements speak only as of the date of this Form 10-KSB. For discussion of the factors that might cause performance of the Registrant to differ with actual results, see Item 1: Description of Business and Item 6:
Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

  The Ashton Technology Group, Inc. ("ATG(TM)", the "Company", "Ashton", or the "Registrant") is engaged in the development and commercialization of online transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of electronic commerce. The Company is currently organized as a parent company which has or will have four subsidiaries: (1) Universal Trading Technologies Corporation ("UTTC(TM)"); (2) Gomez Advisors, Inc. ("GA"); (3) Electronic Market Center, Inc. ("EMC"); and
(4) ATG(TM) International, Inc. ("ATG(TM) International") (not yet incorporated). REB Securities, Inc. ("REB"), a broker-dealer whose registration statement with the Securities and Exchange Commission (the "SEC" or "Commission") is pending, is a wholly-owned subsidiary of UTTC(TM). All subsidiaries are or will be wholly-owned, except for UTTC(TM), of which the Company owns approximately 96% of the common stock. During the third quarter of fiscal 1998, the Company sold its Computer Science Innovations, Inc. ("CSI(R)") subsidiary (see "Computer Science Innovations, Inc.").

  During the fiscal year ended March 31, 1997, all of the Company's revenues were generated by CSI(R). During the most recent fiscal year ended March 31, 1998, approximately 91% of the Company's revenues were generated by CSI(R), and the remaining 9% of revenues were generated by GA. Following the sale of CSI(R), the Company continues to seek regulatory approval to operate its VTS(TM) system (see "Universal Trading Technologies Corporation") and to seek other means of generating revenue. At the present time, GA (see "Gomez Advisors, Inc.") is the Company's sole source of revenue.

ATG(TM)

  ATG(TM)'s transaction systems incorporate or plan to incorporate the Company's core areas of technological expertise which include:

  .  Internet and Extranet technologies and systems;

  . Electronic authentication, encryption and trusted systems providing high grade data and information security;

  . Online transaction systems for use through traditional communication channels and through the Internet;

  . Advanced computing technologies (including neural networks and other forms of artificial intelligence to provide analytical tools for prediction and decision support which are being implemented in future products).

  ATG(TM) focuses on the development and application of the Company's data and information security technologies and initiatives for the future electronic distribution of the Company's online transaction based products and services. ATG(TM)'s data and information security products are being designed to provide the elements of confidentiality, integrity, non-repudiation, access control and auditability that are necessary to allow the use of both "open" and proprietary networks in the conduct of Internet commerce.

  WORLDCOM INC./COMPUSERVE NETWORK SERVICES, INC. AGREEMENT

  In January 1998, the Company announced the signing of a global network services agreement with CompuServe Network Services, Inc., ("CompuServe Network") a division of WorldCom Inc. CompuServe Network offers a wide range of integrated data communications including Internet, Intranet, and Extranet connectivity to over 1,300 businesses in 115 countries. CompuServe Network's high speed digital network backbone, which includes Virtual Private Networking
(VPN) and Virtual Private Line (VPL) integrated services, is expected to allow ATG(TM)'s trusted online transaction systems to be accessed worldwide by financial intermediaries serving institutional and individual investors. CompuServe Network's network solutions are expected to provide wide access to ATG(TM)'s customers and permit ATG(TM) to deploy and control its system's state-of-the-art encryption, authentication, and firewall technologies.

  E.COM INTERNATIONAL STRATEGIC RELATIONSHIP

  In November 1997, the Company entered into a strategic relationship with E.Com International, Inc. ("E.Com") to support its goal of providing remote wireless access to its family of online transaction systems. Under this relationship, the Company will be the exclusive distributor of E.Com's products for the professional financial services market. E.Com develops and markets integrated wireless mobile computing devices which provide user access to the Internet, corporate networks, and remote databases. As the exclusive distributor of E.Com products to the professional financial services market, ATG(TM) will be able to offer its proprietary online transaction products and the Company's Universal Trading System ("UTS(TM)"), an electronic pricing and transaction facility for trading securities with access from remote locations. The Company purchased 35,000 shares of E.Com common stock and warrants to purchase E.Com common stock at $3.00 per share in a private placement.

UNIVERSAL TRADING TECHNOLOGIES CORPORATION

  UTTC(TM)'s business is to develop, market and operate electronic pricing and transactional systems for the securities trading market. UTTC(TM)'s target customers are broker-dealers, pension plan sponsors, institutional money managers and mutual funds and other members of the professional investment community. These professional investors may benefit from UTTC(TM)'s proprietary technologies and pricing mechanisms which will enable them to trade efficiently and cost effectively in an electronic trading environment which features:

  .  Anonymity;

  .  State-of-the-art data and information security;

  .  Market neutrality;

  .  Exchange-standard surveillance;

  .  Advanced computer and telecommunications technologies;

  . Accessibility from anywhere in the world through the Company's alliance with CompuServe Network and ultimately through the Internet;

  . Total data security through the use of encryption, electronic authentication and firewalls;

  . Seamless integration into major customers' trading and investment management platforms;

  . Electronic connection to pre-trade analytics and post-trade industry wide clearing and settlement mechanisms; and

  . The ability to upgrade and expand to take advantage of the rapid improvements in computer and communications hardware and software.

  UTTC(TM) has developed the UTS(TM)'s first product module, the volume weighted average price ("VWAP(TM)") Trading System ("VTS(TM)"), an electronic securities pricing and transaction system for trading exchange listed and NASDAQ National Market securities. All trades through the VTS(TM) system will be executed at the days VWAP(TM), the average price for a specific stock weighted by the volume of shares of such stock traded "regular way" during the day on all securities exchanges throughout the United States as reported to the appropriate consolidated reporting authority.

  THE PHILADELPHIA STOCK EXCHANGE AGREEMENT

  On April 22, 1995, the Philadelphia Stock Exchange (the "Exchange" or "PHLX") and UTTC(TM) agreed to integrate and deploy the VTS(TM) system as a new trading product of PHLX. On September 18, 1995, UTTC(TM) and PHLX memorialized the April 22 agreement in a formal contract for a term of five years commencing from the date the VTS(TM) becomes operational on PHLX. Operation of the system is contingent upon approval by the SEC of a rule proposal filed by PHLX in April 1996. The contract provides, among other things, for the deployment of the VTS(TM) as a new trading product of PHLX.

  PHLX RULE CHANGE

  On October 28, 1997, PHLX submitted an amendment to its original request for a rule change, which was required because of the elapsed time since the original submission, and also reflected enhancements made by UTTC(TM) to VTS(TM). On December 31, 1997, the SEC republished the rule and amendments in the Federal Register. The standard notification period for the SEC to respond is 35 to 90 days--though the SEC may extend this period with the Exchange's consent. It is management's belief that approval of VTS(TM) as a facility of the Exchange relates, in part, to operational issues related to the Exchange and not to UTTC(TM) or the VTS(TM). Since the first filing in April 1996, and the special investigation of PHLX by the SEC culminating in March 1997, PHLX adopted significant governance changes, ceased full clearing agency services and, after receiving merger or acquisition proposals from the Chicago Board Options Exchange and the American Stock Exchange ("AMEX"), has agreed to enter into an agreement to be acquired by AMEX.

  The Company has developed a working system in accordance with its contract with PHLX, and continues to support the Exchange in efforts to secure regulatory approval of VTS(TM) as a facility of the Exchange. The business and regulatory environment for introducing new trading systems has become more flexible based on proposals announced by the SEC in April 1998 regarding alternate trading systems ("ATSs"). On April 16, 1998, the SEC proposed new rules and rule amendments that, if adopted, will permit ATSs to choose whether to register as national securities exchanges, or to register as broker-dealers which must comply with additional requirements depending on their activities and trading volume. Additionally, the SEC proposed to exclude from rule filing requirements certain pilot trading systems to be launched by national securities exchanges and self-regulatory organizations (collectively "SROs"). The latter regulation, if and when adopted, may allow the Company to introduce its products, regardless of whether PHLX rule proposal is approved by the SEC. Anticipating adoption of these new regulations, the Company currently is exploring the best structure for launching its existing electronic trading product and products under development, e.g. through an existing SRO facility, as a broker-dealer, or as a new and independent registered exchange.

GOMEZ ADVISORS, INC.

  Gomez Advisors, Inc. ("GA") was formed in May 1997 as a wholly owned subsidiary by the Company together with Julio Gomez and John Robb, formerly of Forrester Research, Inc. and Dr. Alex Stein from FarSight Financial. GA provides independent advice with respect to online investing and provides clients in the financial services industry with consulting advice concerning the use of the Internet as a tool for establishing electronic client relationships, marketing, and the interactive distribution of securities. The range of Internet brokerage consulting services provided through GA includes strategy development, product and interface design, and implementation planning. GA also publishes proprietary evaluations of Internet financial services through its Internet Broker Scorecard and Internet Banker Scorecard rankings. GA commenced generating revenue in October 1997 and has continued to increase its business base since that time.

ELECTRONIC MARKET CENTER, INC.

  On June 4, 1998, the Company formed Electronic Market Center, Inc. as a wholly owned subsidiary. This subsidiary is expected to operate and market the Company's to be developed distributed open finance system called the electronic market center ("eMC(TM)"). The Company intends to design eMC(TM) for interactive market access by member users and to provide a global electronic distribution channel for all types of financial products and services. Although the Company has designed the specifications for the eMC(TM), there can be no assurance that the Company will be able to finance the development or to actually develop such finance system.

REB SECURITIES, INC.

  REB is a wholly owned broker-dealer subsidiary of UTTC(TM). REB expects that, upon approval of its application for registration with the Commission, National Association of Securities Dealers, Inc., and state authorities, it will provide institutional "soft dollar" services pursuant to Section 28(e) of the Exchange Act and brokerage services to banks, broker-dealers, insurance companies, and other financial intermediaries.

ATG(TM) INTERNATIONAL, INC.

  The Company currently is in the process of forming ATG(TM) International, Inc. as a wholly owned subsidiary. The international markets represent potential significant growth opportunities for the application of ATG(TM)'s technology and skills to the development of proprietary online transaction systems for global financial markets. In November 1997, the Company entered into a strategic initiative with Tianjin New Hong Chen Technology & Trading Company to introduce its online trading technology and systems to the financial markets in China.

COMPUTER SCIENCE INNOVATIONS, INC.

  CSI(R) was a subsidiary of the Company. CSI(R) was incorporated in Florida in March 1983 and specialized in utilizing computer technologies and sophisticated mathematical techniques to address complex information retrieval and management problems. During the past year, CSI(R) was the primary revenue provider for the Company.

  On November 6, 1997, ATG(TM) sold CSI(R) to George H. Milligan and Susanne
L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of a $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five year 8 1/4% Note of $594,125. The Company recognized an accounting loss on the sale of $385,930; however, on a cash basis, the Company realized a gain on the sale of $101,992. In addition, the Company received cash in the amount of approximately $340,000 due to a Tax Allocation Agreement (see "Tax Allocation Agreement").

          CAPITALIZATION, OWNERSHIP OF SUBSIDIARIES AND ORGANIZATION

INITIAL PUBLIC OFFERING

  On May 2, 1996, ATG(TM) completed an initial public offering (the "Offering") of 2,472,500 shares of common stock, par value $0.01 per share (the "Common Stock") at an initial public offering price of $4.50 per share and 2,472,500 redeemable common stock purchase warrants at $.25 per warrant. The Common Stock and the warrants are separately tradable. As a result of the Offering, the Company received net proceeds of approximately $10,395,000.

UTTC(TM) PRIVATE PLACEMENT

  In April 1997, UTTC(TM) completed a private placement of $3,000,000 notes, consisting of $2,550,000 nonconvertible and $450,000 convertible notes, to accredited investors. The convertible notes are convertible into 450,000 shares of UTTC(TM) common stock. These notes bear interest at 9% per annum, payable annually in arrears on January 31, 1998 and are due on January 31, 1999 or after the earlier conversion or prepayment of the Notes. The Company received net proceeds of approximately $2,596,655 after deducting debt issuance costs of $403,345. A total of $2,975,000 of notes were exchanged into Series B Convertible Preferred Stock (see "ATG(TM) Series A and Series B Private Placement and Exchange Offer").

ATG(TM) SERIES A AND SERIES B PRIVATE PLACEMENT AND EXCHANGE OFFER

  On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) up to 250,000 shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) ( the "Series A Preferred"); (ii) up to 250,000 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in additional shares of Series A Preferred until February 15, 2000. At any time after February 15, 1998, each holder of shares of Series A Preferred will have the right to convert each share of Series A Preferred into: (i) ten shares of Common Stock; and (ii) one two-year warrant to purchase three shares of the common stock, par value $0.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. At any time after June 30, 1998, each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $0.75 per share, subject to adjustment.

  The Company sold all 250,000 shares of its Series A Preferred at $10.00 and realized gross proceeds of $2,500,000. The Series A Preferred offering closed on January 15, 1998. The Company closed the Exchange Offer transaction after receiving the tender of $2,975,000 of the UTTC(TM) Notes for which the Company issued 297,500 shares of Series B Preferred Stock. The Company extended its private offering to institutional and accredited investors of Series B Preferred until May 15, 1998. As of March 31, 1998, the Company had received signed Subscription Agreements for 587,500 shares of the Series B Preferred offered. The Series B transaction closed on May 6, 1998 after being oversubscribed by 40,000 shares of Series B Preferred. The Company realized gross proceeds of $2,900,000. The Company incurred transaction costs in connection with the issuance of the Series A Preferred and the Series B Preferred, as well as the issuance of the Series C Preferred (as defined below) described below, in the aggregate amount of approximately $1.6 million.


ATG(TM) SERIES C CONVERTIBLE PREFERRED STOCK

  On January 27, 1998, the Company completed the sale of 100,000 shares of the Series C Convertible Preferred Stock to a group of foreign investors (the "Series C Investors"), with a liquidation preference of

$10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000. Holders of the Series C Preferred will have the right to convert each share of Series C Preferred into one share of Common Stock at the conversion price which shall be equal to the following: (i) if the Market Price (as hereinafter defined) on the Conversion Date (as hereinafter defined) is less than $1.8774, the conversion price is equal to the lesser of 75% of the Market Price at the Conversion Date or $1.2516; and (ii) if the Market Price at the Conversion Date is equal to or greater than $1.8774, the conversion price is equal to $1.2516 plus 50% of the difference between the Market Price at the Conversion Date and $1.8774. The "Market Price" means the average of the closing bid price per share of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding the date the holder elects to convert the Series C Preferred (the "Conversion Date"). In addition, the Series C Investors will receive warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of 105% of the Market Price for a period of 5 years.

  As of March 31, 1998, 50,000 shares of the Series C Preferred were converted into 281,071 shares of Common Stock. Between March 31 and April 21, 1998, the remainder of the shares of Series C Preferred were converted into 314,342 shares of Common Stock. The fees paid for the Series C Shares were as follows: 5,000 Series C Shares, $50,000, and a warrant to purchase 100,000 shares of Common Stock at 105% of the Market Price to Settondown Capital International Ltd. (the "Placement Agent"). In addition, the Company paid $50,000 and is expected to grant an option to purchase 150,000 shares of Common Stock at $1.875 per share to Adirondack Capital, L.L.C., whose managing director is a director of the Company, for services in structuring the offering.

ATG(TM) SERIES D AND E CONVERTIBLE PREFERRED STOCK

  On April 3, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provides for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $3,000,000 and the Company agreed to promptly file a registration statement with the Securities and Exchange Commission under the Securities Act, registering shares of Common Stock issuable in connection with the transactions contemplated by the Private Equity Agreement (the "Registration Statement"). The Company filed this registration statement with the Commission on June 29, 1998. The Agreement provides that within five days after the Registration Statement has been filed, and subject to the satisfaction of certain other conditions, the Private Equity Investors will purchase two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company may from time to time put (each, a "Put") to the Private Equity Investors shares of the Common Stock for an aggregate Put price of $13,000,000. The Put price per share is an amount equal to 85% of the average of the lowest bid prices of such Common Stock over the seven day period beginning three days before and ending three days after the Company gives notice of a Put. On the completion of each Put, the Company has agreed to pay the Placement Agent an amount equal to 5% in cash of the amount of each Put and has agreed to pay a fee of 5% cash to Adirondack Capital, L.L.C., whose managing director is a director of the Company.

  Under the terms of the Private Equity Agreement, the Company has agreed to hold $1,000,000 of the proceeds received on the Subscription Date in cash or government securities until the Company (i) receives shareholder approval for the issuance of 20% or more of its Common Stock in connection with the transactions contemplated by the Agreement (the "Required Approval") or (ii) is able to increase its issued and outstanding Common Stock by at least 4,000,000 shares through the conversion of Convertible Preferred Stock (other than Common Stock to be issued in connection with the Private Equity Agreement). If neither of these events has occurred within 90 days after the Subscription Date, the Company must return the $1,000,000 plus a 10% premium, to the Private Equity Investors. On May 29, 1998, the Company held a Special Meeting of its stockholders at which time the stockholders approved the increase in the Company's Common Stock to 60,000,000 shares and its Preferred Stock to 3,000,000 shares, thus removing the stipulation on holding the $1,000,000 cited above.

  The Private Equity Investors are not obligated to purchase the Series E Preferred or any Put shares unless, among other things, (i) the Company has received the Required Approval, (ii) the Registration Statement is filed (the Registration Statement must be effective in order for the Private Equity Investors to be obligated to purchase the Put shares), (iii) the Company is listed and its Common Stock is trading on a national exchange or quotation system, (iv) the closing bid price of the Common stock on the day immediately preceding such purchase is at least $1.50 per share, and (v) the Common Stock has traded at an average volume of at least 25,000 shares a day for the thirty trading days preceding such purchase.

  The Series D Preferred may not be converted into Common Stock until the earlier of (i) 60 days following the Subscription Date or (ii) the date the Registration Statement has been filed. The conversion price of the Series D Preferred is an amount equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred is 80% of the Market Price. Each of the Series D Preferred and Series E Preferred (i) ranks pari passu with the other authorized Preferred Stock of the Company and (ii) is entitled to a cumulative dividend of 8% per annum on its respective liquidation preference.

  On the Subscription Date, the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Common Stock and will receive additional Warrants to purchase up to an aggregate of 100,000 of such shares on the completion of the purchase of the Series E Preferred. The Warrants are exercisable for five years at an exercise price of 120% of the average closing bid price of the Common stock over the five trading days preceding the Subscription Date.

  On the Subscription Date, the Company paid the Placement Agent, a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Common Stock, (iv) 20,000 shares of Common Stock and (v) attorney fees of $30,000. In addition, the Company paid a fee of $150,000 and is expected to grant an option to purchase 450,000 shares of Common Stock at $1.875 per share to Adirondack Capital, L.L.C., whose managing director is a director of the Company, for its assistance in structuring the transaction. Upon the completion of the purchase of the Series E Shares, the Company has agreed to pay the Placement Agent (i) an amount equal to 5% of the proceeds of such purchase, (ii) 0.1 shares of Series E Preferred, and (iii) a Warrant to purchase up to 60,000 shares of the Common Stock. In addition, the Company paid an amount equal to 5% of the proceeds of such purchase to Adirondack Capital, L.L.C., the managing director of which is a director of the Company. On the completion of each Put by the Company pursuant to the Series E Agreement, the Company has agreed to pay the Placement Agent an amount equal to 5% of the proceeds of each such Put.

OWNERSHIP OF SUBSIDIARIES

  ATG(TM) owns (i) approximately 96% of the outstanding common stock of UTTC(TM) and (ii) 100% of the outstanding common stock of GA. During this fiscal year, the Company increased its ownership of UTTC(TM) from 80% to 96% by receiving: (i) approximately 6,000,000 shares of UTTC(TM) common stock in connection with the Exchange Offer; (ii) approximately 4,800,000 shares of UTTC(TM) common stock for the payment of certain guaranteed obligations; (iii) 3,000,000 shares of UTTC(TM) common stock for existing development advances; and (iv) 5,000,000 shares of UTTC(TM) common stock for $2.5 million of the proceeds from the Series B Offering.

COMPETITION

  The Company and its subsidiaries operate in several competitive markets. ATG(TM)'s competition in the commercial markets principally comes from larger, better-established companies, many of which have financial, sales and marketing resources substantially greater than ATG(TM). In online trading systems, the UTS(TM) system will compete with other electronic trading systems, including Reuters, N.A.'s Instinet system, Investment Technology Group, Inc.'s POSIT system and Optimark Technologies, Inc.'s proposed Optimark system. The Company believes that competitive criteria includes quality of trade execution, pricing and reliability of post-execution processing and settlement operations. The UTS(TM) system will also compete with various national and regional securities exchanges for trade execution services. The automated trade execution and analytical services to be offered by the UTS(TM) system will compete with services offered by leading brokerage firms and other information service and transaction processing firms. In the advisory/product research area, Forrester Research, Inc., Gartner Group and J. D. Power & Associates are competitors. In distribution networks, the Company's competition would be national and regional securities exchanges and financial intermediary private networks such as Merrill Lynch and Bloomberg L.P.

  UTTC(TM)'s success is heavily dependent upon the acceptance of the UTS(TM) by institutional investors. Failure to obtain such acceptance could result in lower share volumes and a lack of liquidity on the UTS(TM). Market and customer acceptance of the UTS(TM) will depend upon, among other things, UTS(TM)'s operational performance, which has not yet been tested in the environment of actual equity market trading activity. In addition, once operational, the UTS(TM)'s institutional customers may discontinue the use of the UTS(TM) at any time. While the Company's management continues to solicit customers to use the UTS(TM), any commitments are dependent upon the UTS(TM) becoming operational at PHLX or, in the alternative, at an independent broker-dealer or exchange. There can be no assurance that UTTC(TM) will attract a sufficient number of customers to the UTS(TM). Failure to introduce successfully and market the UTS(TM) could result in a material adverse effect on UTTC(TM) and the consolidated operations of the Company.

DEVELOPMENT COSTS

  As a development stage company which has had a limited operating history, the company is subject to the risks and difficulties common to new businesses. During the fiscal year ended March 31, 1998, the Company incurred $196,974 of development costs compared with $3,382,848 of development costs on a consolidated basis for the fiscal year ended March 31, 1997. During the previous fiscal year, ATG(TM) incurred development costs of $2,049,651 for the design and development of the Ashton Technology Encryption Device ("ATED") and the encryption client-server. Separately, UTTC(TM) incurred costs of $1,333,197 for the development of the UTS(TM) system which will be an electronic pricing and transaction facility for trading securities.

PROPRIETARY RIGHTS

  ATG(TM)'s success depends to some degree on the protection of its proprietary rights. ATG(TM) and its subsidiaries regard their respective products as proprietary and rely primarily on a combination of trademark and trade secret protection, employee and third party confidentiality and non-disclosure agreements, license agreements and other intellectual property protection methods to protect their proprietary rights. Neither ATG(TM), UTTC(TM) nor GA currently holds any material patents or has filed for copyright protection. UTTC(TM) has filed "intent-to-use" or "actual use" documents to the Patent & Trademark Office for all of the products presently available or currently being developed. UTTC(TM)'s products are generally licensed to customers on a "right to use" basis pursuant to a non-transferable license that generally restricts the customer's use to internal purposes.

GOVERNMENT REGULATION

  The UTS(TM) will be subject to significant government regulation by the Commission and SROs which are charged with protecting the interests of the investing public and the integrity of the securities markets. Originally, the VTS(TM) system had been developed as a facility of PHLX, an SRO, and is subject to regulatory approval by the SEC. Section 19(b) of the Exchange Act and Rule 19b-4 promulgated thereunder require PHLX to file any proposed rules changes with the SEC. The concept of the UTS(TM) system, which would constitute a new PHLX facility accompanied by new PHLX rules, must be filed as a proposed rule change (the "Rule Change proposal"). In this regard, PHLX management was authorized by its Board of Governors to submit a proposed rule change filing relating to the UTS(TM) system with the SEC, which published a notice of the terms of the substance of the proposed rule change on September 4, 1996 and gave interested persons an opportunity to submit written data, views, and arguments concerning such proposed rule change. In order to approve the proposed Rule Change, the Commission must determine that the UTS(TM) filing is consistent with the purposes of the Exchange Act, particularly
Section 6 of the Exchange Act, which provides standards governing the rules of national securities exchanges. In October 1997, PHLX submitted a second amendment of the proposed Rule Change to the SEC. In December 1997, the SEC published a notice in the Federal Register soliciting comments on the proposed rule change. There can be no assurance that the Commission will not require further amendment to the PHLX Rule Change proposal or that the Commission will approve the Rule Change proposal in the amended form. The Company is unable to predict whether or when such approval of PHLX request will be received.

YEAR 2000/DOW 10,000 COMPLIANCE

  The Company has assessed the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could fail or create erroneous results. The Company currently is in the process of determining if any of its systems and equipment present Year 2000 issues. Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. The potential liabilities and costs associated with the Year 2000 compliance cannot be estimated with certainty at this time. Because of these uncertainties regarding others, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period.

  Additionally, the Company has assessed the potential impact of the Dow Jones Industrial Average (the "Dow" or "DJIA") exceeding 10,000 ("Dow 10,000"). The potential issue involves whether certain information systems and automated equipment may be unable to process and recognize a Dow in excess of 9,999. If not corrected, these systems and equipment could fail or create erroneous results. The Company currently is in the process of determining if any of its systems and equipment present Dow 10,000 compliance issues. Regardless of the Dow 10,000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Dow 10,000 compliant. The potential liabilities and costs associated with the Dow 10,000 compliance cannot be estimated with certainty at this time. Because of these uncertainties regarding others, there can be no assurance that the Dow 10,000 issue will not have a material financial impact in any future period.

EMPLOYEES

  As of March 31, 1998, the Company and its subsidiaries employed a total of 25 people.

ITEM 2. DESCRIPTION OF PROPERTY

  ATG(TM) and UTTC(TM) lease approximately 10,000 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103. ATG(TM) leases approximately 2,500 square feet of office space at 10420 Little Patuxent Parkway, Columbia, Maryland 21044. This property is presently subleased to another tenant. The lease between the building landlord and ATG(TM) expires in September 1998. UTTC(TM) leases approximately 175 square feet of office space at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019. GA leases approximately 300 square feet of office space at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110, and approximately 5,000 square feet of office space at 97 Lowell Road, Suite A-13, Concord, Massachusetts 01742.

ITEM 3. LEGAL PROCEEDINGS

  Alliant Techsystems, Inc. ("Alliant") with whom the Company has a contract for the production of certain ATED encryption devices, has demanded payment of approximately $292,000 under that contract, which the Company is contesting. On October 22, 1997, ATG(TM) filed a complaint against Alliant in the court of Common Pleas, County of Philadelphia, Pennsylvania for damages for failure of Alliant to perform its obligations under its contract with ATG(TM). On December 15, 1997, Alliant filed its answer and counterclaims seeking damages in an amount "in excess of $50,000."

  On May 1, 1997, David N. Rosensaft ("Rosensaft") commenced an action in the United States District Court for the Southern District of New York entitled "David N. Rosensaft vs. The Ashton Technology Group, Inc., Universal Trading Technologies Corporation, The Dover Group, Inc. and Fredric W. Rittereiser (collectively, the "Defendants")" No. 97 Civ. 3138 ("Rosensaft Action"), asserting ten claims against the defendants including breach of contract and securities fraud and seeking, inter alia, specific performance of the Settlement Agreement, dated January 30, 1997, between and among the parties or in the alternative, actual and consequential damages in an amount to be proved at trial in addition to punitive damages.

  On April 9, 1998, the parties agreed to a settlement of all claims in consideration of $1,133,020 paid to Rosensaft by the defendants (ATG(TM), UTTC(TM) and the Dover Group, Inc.) and a Stipulation and Order of Dismissal was filed with the Court on April 10, 1998. ATG(TM)'s portion of the settlement is $760,000.

  On May 29, 1998, Rosensaft ("Rosensaft") served the Company with a complaint in the United States District Court for the Southern District of New York entitled "David Rosensaft vs. Universal Trading Technologies Corporation and The Ashton Technology Group, Inc." No. 98 Civ. 3681, asserting five claims against the Company and its subsidiary, UTTC(TM) for breach of the Company's fiduciary duty to Rosensaft as a minority shareholder of UTTC(TM) (Third Cause of Action), for invalid amendments to the certificates of incorporation of UTTC(TM) and the Company and invalid issuance of UTTC(TM) stock to the Company (Fourth Cause of Action) and for improper issuance of additional shares of UTTC(TM) common stock to the Company (Fifth Cause of Action).

  More specifically, the First Cause of Action alleges that in 1995 the Company breached its March 7, 1995 agreement with Rosensaft by issuing only 2,000,000 shares of UTTC(TM) common stock to him in violation of a provision of that agreement that allegedly entitled him to receive 2,450,000 shares of UTTC(TM) common stock.

  The Second, Third, Fourth and Fifth Causes of Action allege that, in causing UTTC(TM) to issue approximately 19 million shares of UTTC(TM) common stock to ATG(TM) in September 1997, allegedly without adequate consideration, the Company improperly diluted Rosensaft's share of UTTC(TM) common stock from 6.7% to 1.38% in violation of Delaware corporate law and in breach of Rosensaft's March 7, 1995 agreement with the Company.

  The relief sought by Rosensaft is as follows: in the First Cause of Action, 450,000 shares of UTTC(TM) common stock, or damages to be determined at trial, but not less than $2 Million; in the Second and Third Causes of Action, damages to be determined at trial; in the Fourth Cause of Action, an order revoking or canceling the issuance of additional shares of UTTC(TM) common stock in excess of the 10,000,000 shares authorized by UTTC(TM)'s original Certificate of Incorporation; and in the Fifth Cause of Action, an order revoking or canceling the issuance of the approximately 19,000,000 additional shares of UTTC(TM) common stock to the Company.

  The Company believes that none of the above matters will have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fiscal year ended March 31, 1997. A Proxy Statement was filed with the SEC on April 20, 1998 notifying stockholders of a Special Meeting of Stockholders to be held on May 29, 1998 for the purpose of considering and voting upon: (i) increasing the number of authorized shares of ATG(TM) Common Stock from 20,000,000 to 60,000,000; (ii) increasing the number of authorized shares of ATG(TM) Preferred Stock from 1,000,000 to 3,000,000; and (iii) authorizing the issuance of ATG(TM) Common Stock pursuant to certain put rights and upon the conversion or exercise, as the case may be, of ATG(TM)'s Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and warrants to purchase shares of Common Stock issued or issuable pursuant to the Private Equity Line of Credit Agreement dated April 2, 1998. All three items were approved by the stockholders at the May 29, 1998 Special Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On May 2, 1996, ATG(TM) completed an initial public offering of 2,472,500 shares of common stock ("Common Stock") at an initial public offering price of $4.50 per share and 2,472,500 redeemable common stock purchases warrants ("Warrants") at $0.25 per warrant. The Common Stock and the Warrants are traded on the Nasdaq Small Cap Market.

  The following sets forth the initial offering, and high and low prices for the Common Stock during the periods indicated:

                                                           LOW
                                                 HIGH ($)  ($)
                                                 -------- ------
     Initial Offering Price                         4.50    4.50
     May 2, 1996 through June 30, 1996:            15.50    7.00
     July 1, 1996 through September 30, 1996:     11.625    4.25
     October 1, 1996 through December 31, 1996:    8.125    5.00
     January 1, 1997 through March 31, 1997:      7.6875    3.00
     April 1, 1997 through June 30, 1997:          4.125   2.375
     July 1, 1997 through September 30, 1997:       2.75  0.8125
     October 1, 1997 through December 31, 1997:    2.125  0.8125
     January 1, 1998 through March 31, 1998:       4.375   1.125

  The following sets forth the initial offering, and high and low prices for the Warrants during the periods indicated:

                                                           LOW
                                                 HIGH ($)  ($)
                                                 -------- ------
     Initial Offering Price                         0.25    0.25
     May 2, 1996 through June 30, 1996:             9.25    3.25
     July 1, 1996 through September 30, 1996:      5.375    1.25
     October 1, 1996 through December 31, 1996:     4.00    2.00
     January 1, 1997 through March 31, 1997:        3.25   1.625
     April 1, 1997 through June 30, 1997:           2.25  1.0625
     July 1, 1997 through September 30, 1997:      1.375   0.375
     October 1, 1997 through December 31, 1997:     1.00  0.1875
     January 1, 1998 through March 31, 1998:       1.875  0.1875

  On March 31, 1998, the closing price of the Common Stock was $3.9375 and the closing price of the Warrants was $1.50.

  As of March 31, 1998, there were approximately 86 holders of record of Common Stock in "Street Name" representing approximately 2000 stockholders and approximately 28 holders of record of Warrants in "Street Name" representing approximately 1000 stockholders.

DIVIDEND POLICY

  No dividends have been declared on the Common Stock through June 30, 1998 and the Board of Directors has no current intention to declare or pay dividends on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes of the Company for the years ended March 31, 1996, 1997 and 1998. The results for the year ended March 31, 1998 are not comparable to the prior fiscal year (i) because the Company established GA, which began to generate revenues in October 1997, and
(ii) because the Company sold, in November 1997, its CSI(R) subsidiary, which had been the Company's primary source of revenues.

REVENUES AND EXPENSES

  The Company had consolidated revenues of $3,494,276 for the fiscal year ended March 31, 1998 which compares with $4,938,330 for the fiscal year ended March 31, 1997. All but $313,659 of the Company's current fiscal year revenues and the related "cost of revenues" were generated by CSI(R), and all of the Company's previous fiscal year revenues were generated by CSI(R). (The consolidated revenues for last fiscal year do not include $1,386,143 paid by ATG(TM) and UTTC(TM) to CSI(R) for software engineering services.) During this fiscal year, the Company sold CSI(R), and continues to seek regulatory approval to operate its VTS(TM) system and to seek other sources of operating revenues, including the expansion and development of its subsidiaries. However, there can be no assurance that the Company will obtain such regulatory approval, that the company will locate other sources of operating revenues, or that the Company's subsidiaries, other than GA, will generate revenues.

  During the twelve months ended March 31, 1998, the Company incurred a net loss of $8,674,902, compared to a loss of $6,842,406 in the prior fiscal year. These losses include the following significant one-time expenses:

  . $1,804,917 related to the issuance of non-employee stock options to consultants and professional advisors. This is a non-cash charge which impacts the Company's profit and loss ("P&L") in the current year but does not affect the balance sheet (the $1,804,917 reduction in retained earnings is offset by a corresponding increase in additional paid-in capital to reflect the grant of the options.) The options are not registered and are subject to the trading restrictions imposed by SEC rules.

  . $385,930 loss on the sale of CSI(R). (On a "cash-on-cash" basis, the Company purchased CSI(R) for approximately $1.6 million, sold it for $1.7 million, and received $340,000 in cash from CSI(R) per a Tax Allocation agreement.)

  .  $760,000 settlement of the Rosensaft litigation (see Item 3).

  Although the Company reported a higher P&L loss in Fiscal 1998 than in the prior fiscal year, the "net cash used in operating activities" was less in fiscal 1998 ($5,749,180) than in fiscal 1997 ($6,377,582). (See "Consolidated
Financial Statement: Statement of Cash Flows")


GOMEZ ADVISORS

  At the beginning of fiscal 1998, the Company established GA. GA has grown from an initial staff of three to seven employees at fiscal year end. GA started to generate revenues in October 1997, and these have increased to $313,659 for the year ended March 31, 1998. Costs of revenues are direct costs, which include labor costs, subcontract costs, material costs and other direct costs related to contract revenue and overhead.

CSI(R)

  CSI(R)'s revenues for the year ended March 31, 1997 increased by 5%, $2,657,000, to approximately $6,324,000, from approximately $3,667,000 for the year ended March 31, 1996. This increase was attributable to an increase in commercial sales of $2,872,000. CSI(R) also recorded revenue of approximately $1,386,000 from ATG(TM) for the year ended March 31, 1997.

  Costs of revenues for the year ended March 31, 1997 increased by $1,739,000, or 58.2%, to approximately $4,725,000, from approximately $2,986,000 for the year ended March 31, 1996. This change has occurred primarily due to the higher concentration of commercial sales.

  Operating expenses for the year ended March 31, 1997 increased by $120,000, or 28.0%, to approximately $549,000, from approximately $429,000 for the year ended March 31, 1996.

  Net income for the year ended March 31, 1997 increased by $357,000, or 146.9%, to approximately $600,000, from approximately $243,000 in the year ended March 31, 1996, based upon increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  During the fiscal year ended March 31, 1998, the Company incurred $5,718,443 of selling, general and administrative ("SG&A") expenses. This compares to the $3,479,660 of SG&A expenses incurred during the fiscal year ended March 31, 1997. On a per subsidiary basis this fiscal year, ATG(TM) incurred $2,918,187 compared with last year's $2,140,582 of SG&A expense, UTTC(TM) incurred $1,816,880 compared with last year's $876,069 SG&A expense and GA incurred $492,901 of SG&A expense. The largest components of ATG(TM)'s increased SG&A expenses were salaries, professional fees and public company expenses which include directors and officers insurance.

DEVELOPMENT COSTS

  During the fiscal year ended March 31, 1998, the Company incurred development costs of $196,974 which compares with the $3,382,848 of development costs incurred last fiscal year on a consolidated basis. The reduction in development costs occurred with the VTS(TM) system being developed and ready for operation in April 1997. During the previous fiscal year ended on March 31, 1997, ATG(TM) incurred development costs of $2,049,651 primarily for the design and development of the ATED encryption device and the encryption client-server. Separately, UTTC(TM) incurred costs of $1,333,197 for the development of the UTS(TM) system.

INTEREST EXPENSE

  For the year ended March 31, 1998, the Company incurred interest expenses of $393,813, which included the interest paid on the $3,000,000 in UTTC(TM) notes payable, interest paid on a loan to CSI(R), and amortization of the deferred placement expenses associated with its UTTC(TM) notes. This compares to the interest expense of $39,792 shown last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  For the year ended March 31, 1998, the Company had cash and cash equivalents of $5,050,680 after giving pro-forma effect to the private placement of Series D Preferred Stock consummated on April 3, 1998 and after giving effect to the additional Series B Preferred issuance. This compares to the cash and cash equivalents of $2,691,854 in the last fiscal year after giving pro-forma effect to the UTTC(TM) private placement that was consummated in April 1997. Management expects to raise additional capital for the development of new online transactional products for UTTC(TM), GA and ATG(TM) from the Series E Equity Line of Credit or other sources. The Company has committed $1.5 million of any such additional capital to the expansion of GA to complete its initial business strategy. Management also expects to generate revenues from the VTS(TM) system once regulatory approval has been obtained and the Company can begin marketing the product to the professional investment community. However, there can be no assurance that approval will be received or when such approval will be received.

  Based upon the Company's current plan of operations, it is anticipated that the net proceeds from the private placement of Series D Preferred completed in April 1998 and the Series E Preferred together with the Put (when and if exercised), will provide sufficient working capital for at least the next 18 months. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there is a delay in the introduction of the UTS(TM) system, (iii) the Company fails to develop successfully the market for its products, (iv) other opportunities arise which require significant investment, or (v) if the net proceeds from the Series D Preferred and Series E Preferred private placements prove to be insufficient for the Company's continued operations. In addition, the Company may require additional financing to complete any acquisition it may undertake. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of additional equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may receive rights, preferences or privileges senior to those of the holders of Common Stock.

CAPITAL EXPENDITURES

  During the current fiscal year ended March 31, 1998, the Company spent $348,392 for the acquisition of capital equipment. This compares with the $1,104,336 the Company spent for the acquisition of capital equipment (primarily computer hardware and software for the UTS(TM) system) and for leasehold improvements during the previous fiscal year.

TAX ALLOCATION AGREEMENT

  On or about March 27, 1997, the Company entered into an agreement with each of its subsidiaries at the time, CSI(R) and UTTC(TM) (together with the Company, the "Affiliated Group"), providing for the allocation of the consolidated tax liability of the Affiliated Group among its members, for reimbursing the Company for payment of such tax liability, for compensating any party for use of its losses or tax credits, and for the allocation and payment of any refund arising from a carryback of losses or tax credits from subsequent tax years. The tax allocation agreement with CSI(R) was terminated on its sale by the Company.

ITEM 7. FINANCIAL STATEMENTS

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report...............................................  16
Consolidated Financial Statements:
  Balance Sheet as of March 31, 1998.......................................  17
  Statement of Operations for the Years Ended March 31, 1997 and 1998......  18
  Statement of Stockholders' Equity for the Years Ended March 31, 1997 and
   1998....................................................................  19
  Statement of Cash Flows for the Years Ended March 31, 1997 and 1998......  20
  Notes to Consolidated Financial Statements...............................  21

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
The Ashton Technology Group, Inc.

  We have audited the accompanying consolidated balance sheet of The Ashton Technology Group Inc. and Subsidiaries as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. We have also audited the pro forma consolidated balance sheet which gives effect to the receipt of proceeds from issuance of preferred stock as described in Note 15 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, the pro forma balance sheet presents fairly the financial position of The Ashton Technology Group, Inc. and Subsidiaries as it would have appeared at March 31, 1998 had the transaction described in Note 15 been consummated at that date.

                                          Goldstein Golub Kessler & Company,
                                           P.C.

New York, New York
May 7, 1998, except for the last
 paragraph of Note 7 and the 8th
 paragraph of Note 14, as to
 which the date is May 29, 1998

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                     MARCH 31,     PRO FORMA
                                                        1998       (NOTE 15)
                                                    ------------  ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents........................ $    815,680  $  5,050,680
  Accounts receivable..............................      130,843       130,843
  Stock subscription receivable....................      245,000           --
  Current portion of note receivable...............      103,619       103,619
                                                    ------------  ------------
    Total current assets...........................    1,295,142     5,285,142
Property and Equipment, net........................      849,799       849,799
Investment in E. Com International, Inc............      105,000       105,000
Deferred Income Tax Asset, net of valuation allow-
 ance of $6,260,000................................          --            --
Note Receivable, net of current portion............      458,040       458,040
Computer Software Development Costs................      224,686       224,686
Other Assets.......................................       65,353        65,353
                                                    ============  ============
    Total Assets................................... $  2,998,020  $  6,988,020
                                                    ------------  ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses............ $  1,736,447  $  1,936,447
  Notes payable....................................       25,000        25,000
                                                    ------------  ------------
    Total current liabilities......................    1,761,447     1,961,447
                                                    ------------  ------------
Commitment and Contingencies
Stockholders' Equity:
  Preferred stock--authorized 3,000,000 shares:
   250,000 shares designated as Series A (liquida-
   tion preference equals stated value); issued and
   outstanding 250,000 shares......................    2,500,000     2,500,000
  590,000 shares designated as Series B (liquida-
   tion preference $10 per share); issued and out-
   standing 460,000 shares; issued and outstanding
   587,500 shares for pro forma....................    3,188,875     3,977,013
  105,000 shares designated as Series C $.01 par
   value; (liquidation preference equals stated
   value); issued and outstanding 55,000 shares....      550,000       550,000
  10 shares designated as Series D $.01 par value;
   (liquidation preference equals stated value);
   none issued and outstanding; issued and out-
   standing 3.15 shares for pro forma..............          --      3,150,000
  10 shares designated as Series E $.01 par value;
   $1,000,000 per share liquidation preference;
   none issued.....................................          --            --
  Common stock--$.01 par value; authorized
   60,000,000 shares, issued outstanding 8,143,571
   shares; issued and outstanding 8,163,571 shares
   for pro forma...................................       81,436        81,636
Additional paid-in capital.........................   15,730,870    17,560,530
Deferred consulting expense........................     (438,281)     (438,281)
Accumulated deficit................................  (20,376,327)  (22,354,325)
                                                    ------------  ------------
    Stockholders' equity...........................    1,236,573     5,026,573
                                                    ------------  ------------
    Total Liabilities and Stockholders' Equity..... $  2,998,020  $  6,988,020
                                                    ============  ============

(See Notes to Consolidated Financial Statements)

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        YEAR ENDED MARCH 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
Net revenue..........................................  $ 4,938,330  $ 3,494,276
                                                       -----------  -----------
Costs and expenses:
  Cost of revenue....................................    3,544,556    2,620,896
  Development costs..................................    3,382,848      196,974
  Selling, general and administrative expenses.......    3,479,660    5,718,443
  Noncash compensatory charges.......................          --     1,804,917
  Depreciation and amortization......................      280,678      326,736
                                                       -----------  -----------
    Total costs and expenses.........................   10,687,742   10,667,966
                                                       -----------  -----------
Other income (expenses):
  Loss on sale of subsidiary.........................          --      (385,930)
  Interest income....................................      144,341       91,996
  Interest expense...................................      (39,792)    (393,813)
  Corporate restructuring costs......................     (957,487)         --
  Settlement expense.................................          --      (760,000)
                                                       -----------  -----------
    Total other income (expenses)....................     (852,938)  (1,447,747)
                                                       -----------  -----------
Loss before provision for income taxes and minority
 interest in earnings of subsidiary..................   (6,602,350)  (8,621,437)
Provision for income taxes...........................      110,000       42,000
                                                       -----------  -----------
Loss before minority interest in earnings of subsidi-
 ary.................................................   (6,712,350)  (8,663,437)
Minority interest in earnings of subsidiary..........      130,056       11,465
                                                       -----------  -----------
Net loss.............................................  $(6,842,406) $(8,674,902)
                                                       ===========  ===========
Net loss per common share............................  $      (.93) $     (1.46)
                                                       ===========  ===========

(see Notes to Consolidated Financial Statements)

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      YEARS ENDED MARCH 31, 1997 AND 1998

                                                           PREFERRED STOCK
                    COMMON STOCK          SERIES A             SERIES B              SERIES C
                  ----------------- -------------------- --------------------  --------------------  ADDITIONAL
                  NUMBER OF         NUMBER OF            NUMBER OF             NUMBER OF               PAID-IN    TREASURY
                   SHARES   AMOUNT   SHARES     AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL      STOCK
                  --------- ------- --------- ---------- --------- ----------  --------- ----------  -----------  ---------
Balance at March
31, 1996........  5,290,000 $52,900      --          --       --          --        --          --   $ 1,341,109  $(300,000)
Issuance of
common stock and
warrants in
initial public
offering........  2,272,500  22,725      --          --       --          --        --          --     9,141,088    300,000
Net loss........        --      --       --          --       --          --        --          --           --         --
                  --------- -------  -------  ----------  -------  ----------   -------  ----------  -----------  ---------
Balance at March
31, 1997........  7,562,500  75,625      --          --       --          --        --          --    10,482,197          0
Issuance of
Series A
Convertible
Preferred
Stock...........        --      --   250,000  $2,500,000      --          --        --          --           --         --
Issuance of
Series B
Convertible
Preferred
Stock...........        --      --       --          --   162,500  $1,625,000       --          --           --         --
Issuance of
Series B
Convertible
Preferred Stock
in connection
with the
exchange of
UTTC(TM) notes
payable.........        --      --       --          --   297,500   2,975,000       --          --      (309,005)       --
Issuance of
Series C
Convertible
Preferred
Stock...........        --      --       --          --       --          --    105,000  $1,050,000          --         --
Recognition of
beneficial
conversion
feature of
preferred
stock...........        --      --       --          --       --   (1,411,125)      --          --     3,617,605        --
Series C
Convertible
Preferred Stock
converted to
common stock....    281,071   2,811      --          --       --          --    (50,000)   (500,000)     497,189        --
Issuance costs
in connection
with preferred
stock...........        --      --       --          --       --          --        --          --    (1,594,466)       --
Issuance of
common stock for
consulting
services........    300,000   3,000      --          --       --          --        --          --       475,125        --
Issuance of
options to
purchase common
stock...........        --      --       --          --       --          --        --          --     2,562,225        --
Net loss........        --      --       --          --       --          --        --          --           --         --
                  --------- -------  -------  ----------  -------  ----------   -------  ----------  -----------  ---------
Balance at March
31, 1998........  8,143,571 $81,436  250,000  $2,500,000  460,000  $3,188,875    55,000  $  550,000  $15,730,870  $       0
                  ========= =======  =======  ==========  =======  ==========   =======  ==========  ===========  =========
                                 DEFERRED
                  ACCUMULATED   CONSULTING  STOCKHOLDERS'
                    DEFICIT      EXPENSE       EQUITY
                  ------------- ----------- -------------
Balance at March
31, 1996........  $ (2,652,539)        --    $(1,558,530)
Issuance of
common stock and
warrants in
initial public
offering........           --          --      9,463,813
Net loss........    (6,842,406)        --     (6,842,406)
                  ------------- ----------- -------------
Balance at March
31, 1997........    (9,494,945)        --      1,062,877
Issuance of
Series A
Convertible
Preferred
Stock...........           --          --      2,500,000
Issuance of
Series B
Convertible
Preferred
Stock...........           --          --      1,625,000
Issuance of
Series B
Convertible
Preferred Stock
in connection
with the
exchange of
UTTC(TM) notes
payable.........           --          --      2,665,995
Issuance of
Series C
Convertible
Preferred
Stock...........           --          --      1,050,000
Recognition of
beneficial
conversion
feature of
preferred
stock...........    (2,206,480)        --            --
Series C
Convertible
Preferred Stock
converted to
common stock....           --          --            --
Issuance costs
in connection
with preferred
stock...........           --          --     (1,594,466)
Issuance of
common stock for
consulting
services........           --   $ (438,281)       39,844
Issuance of
options to
purchase common
stock...........           --          --      2,562,225
Net loss........    (8,674,902)        --     (8,674,902)
                  ------------- ----------- -------------
Balance at March
31, 1998........  $(20,376,327) $ (438,281)  $ 1,236,573
                  ============= =========== =============

(See Notes to Consolidated Financial Statements)

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                       YEAR ENDED MARCH 31,
                                                      ------------------------
                                                         1997         1998
                                                      -----------  -----------
Cash flows from operating activities:
 Net loss............................................ $(6,842,406) $(8,674,902)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Bad debt expense....................................      50,000          --
 Depreciation and amortization.......................     280,678      326,736
 Interest expense forgiven upon sale of subsidiary...         --        28,875
 Loss on sale of subsidiary..........................         --       385,930
 Common stock issued in connection with consulting
  services...........................................         --        39,844
 Common stock options issued to nonemployees.........         --     1,804,917
 Minority interest in earnings of subsidiary.........     130,056       11,465
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable.........    (553,816)     221,227
  (Increase) decrease in prepaid expenses and other
   current assets....................................     (23,784)      40,310
  Increase in computer software development costs....         --      (224,686)
  Decrease (increase) in other assets................      60,392       (6,863)
  Increase in accounts payable and accrued
   expenses..........................................     468,576      344,732
  Increase (decrease) in billings in excess of costs
   and estimated earnings............................      52,722      (46,765)
                                                      -----------  -----------
   Net Cash used in operating activities.............  (6,377,582)  (5,749,180)
                                                      -----------  -----------
Cash flows from investing activities:
 Purchase of property and equipment..................  (1,104,336)    (348,392)
 Purchase of subsidiary, net of cash acquired........    (600,160)         --
 Investment in E. Com International, Inc.............         --      (105,000)
 Proceeds from sale of subsidiary, net of cash
  disposed...........................................         --       154,108
 Proceeds from collection of note receivable.........         --        32,466
                                                      -----------  -----------
   Net cash used in investing activities.............  (1,704,496)    (266,818)
                                                      -----------  -----------
Cash flows from financing activities:
 Issuance costs for initial public offering..........    (316,040)         --
 Net proceeds from the sale of stock and warrants....  10,394,709          --
 Proceeds from the sale of preferred stock...........         --     4,930,000
 Proceeds from notes payable.........................         --     3,000,000
 Issuance costs for private placement of preferred
  stock and notes payable............................         --    (1,159,163)
 Payments of notes payable...........................  (1,966,771)         --
                                                      -----------  -----------
   Net cash provided by financing activities.........   8,111,898    6,770,837
                                                      -----------  -----------
Net increase in cash and cash equivalents............      29,820      754,839
Cash and cash equivalents at beginning of the year...      31,021       60,841
                                                      -----------  -----------
Cash and cash equivalents at end of year............. $    60,841  $   815,680
                                                      ===========  ===========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest............................................ $    84,796  $   364,938
                                                      ===========  ===========
 Income taxes........................................ $     5,694  $    20,198
                                                      ===========  ===========
Supplemental schedule of noncash investing and
 financing activities:
 Forgiveness of note payable in connection with the
  sale of subsidiary.................................         --   $   500,000
                                                      ===========  ===========
 Receipt of note receivable in connection with the
  sale of subsidiary.................................         --   $   594,125
                                                      ===========  ===========
 Exchange of UTTC(TM) notes for Ashton preferred
  stock..............................................         --   $ 2,975,000
                                                      ===========  ===========

(See Notes to Consolidated Financial Statements)

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, PRESENTATION, PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

 The accompanying consolidated financial statements include the accounts of The Ashton Technology Group, Inc. ("Ashton") and its Subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), and Gomez Advisors, Inc., a company formed in May 1997 ("Gomez"), (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

  On May 2, 1996, Ashton purchased sufficient shares of Class A voting and Class B nonvoting common stock of Computer Science Innovations inc. ("CSI(R)") to enable Ashton to own 80% of each class of CSI(R)'s common stock, giving Ashton a controlling interest in CSI(R). On November 4, 1997, Ashton sold CSI(R) (see Note 9). The results of operations of CSI(R) are included in the accompanying consolidated financial statements since May 2, 1996, the date of acquisition, through November 4, 1997, the date of disposition of CSI(R). In May 1997, the Company formed a wholly owned subsidiary, Gomez. Gomez provides banks, broker-dealers, insurance companies and other financial intermediaries with advice concerning the business potential of the Internet as a tool for use in marketing and in the interactive distribution of financial products. The range of services provided includes strategy development, marketing, product and interface design and implementation planning. Gomez recognizes revenue when services are performed. The results of operations of Gomez are included from the date of formation.

  The Company was founded to take advantage of opportunities in the rapidly evolving businesses of Internet and electronic commerce through the application of its skills and advanced technologies in securities trading and information security. The Company designs, develops and markets online transactional systems, especially for the securities industry, and information security technologies. Ashton has designed and developed the Ashton Technology Encryption Device ("ATED") and UTTC(TM) has designed and developed the Universal Trading System ("UTS(TM)").

  CSI(R)'s revenue on time and materials-type contracts is recognized as work performed. Revenue from cost-reimbursement contracts is recorded as costs incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. CSI(R) recognizes revenue from long-term fixed-price contracts on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract.

  CSI(R)'s cost of revenue includes all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted fixed-price contracts are made in the period in which such losses are first estimated. The cumulative effect of revisions to estimated total contract costs and revenue is recorded in the period in which the facts requiring the revision become known. Claims, including change orders, are reflected at estimated recoverable amounts. An allowance for doubtful accounts is recorded in the period in which such accounts are determined to be uncollectible.

  Development costs are expensed as incurred until technical feasibility is obtained. Development costs incurred subsequent to technical feasibility are capitalized and amortized on a straight-line basis over the estimated economic life of the product of 18 months.

  At each balance sheet date, the capitalized computer software costs are compared to the net realizable value of the related product. The net realizable value is the estimated future gross revenue from the related product reduced by the estimated future costs of completing and disposing of such product. In the event that the unamortized capitalized computer software costs exceed the net realizable value of the related product, such excess amount is to be written off.

  Advertising and marketing costs are charged to operations when incurred. These costs amounted to approximately $175,000 and $245,000 for the years ended March 31, 1997 and 1998, respectively.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

  In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The adoption of this statement does not change net loss per common share for the year ended March 31, 1997. Net loss per common share is computed using the weighted-average number of shares outstanding.

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 132 revises employer's disclosures about pensions and other postretirement benefit plans. Adoption of these statements is expected to have no significant impact on the Company's consolidated financial position, results of operations or cash flows.

  Depreciation of property and equipment is provided for using the straight-line method over the estimated useful life of the related assets. Amortization of leasehold improvements is provided for using the straight-line method over the term of the lease.

  The Company maintains life insurance policies on its key officers and employees in the aggregate amount of $8,600,000.

  In 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123.

  In 1998, the Company purchased a 1.5% interest in E. Com International, Inc. for $105,000. The investment is accounted for on the cost method.

2. PROPERTY AND EQUIPMENT:

  Property and equipment, at cost, consists of the following:

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                                                   -------------
   Office equipment................................... $  165,250   3 to 5 years
   Computer equipment.................................    923,907        3 years
   Furniture and fixtures.............................    134,835        7 years
   Leasehold improvements.............................    112,332  Term of lease
                                                       ----------
                                                        1,336,324
   Less accumulated depreciation and amortization.....   (486,525)
                                                       ----------
                                                       $  849,799
                                                       ==========

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  Depreciation and amortization expense for the years ended March 31, 1997 and 1998 was approximately $242,000 and $327,000, respectively.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

  Accounts payable and accrued expenses consist of the following:

    Trade accounts payable.......................................... $   47,786
    Accrued litigation settlement (see Note 14).....................    760,000
    Accrued compensation............................................    115,500
    Accrued professional fees.......................................    797,807
    Accrued other expenses..........................................     15,354
                                                                     ----------
                                                                     $1,736,447
                                                                     ==========

4. LONG-TERM DEBT:

  In October 1995, the Company raised $650,000 by issuing 13 units through a private placement. Each unit consisted of a $49,000 10% nonconvertible promissory note due in April 1997 and a $1,000 10% convertible promissory note due in October 1998. The $1,000 convertible notes were convertible into warrants to purchase 20,000 shares of common stock through October 1998 at $8 per share. Interest is payable semiannually on these notes. The nonconvertible notes were repaid in May 1996 with the proceeds of the Offering (see Note 6).

5. NOTES PAYABLE TO STOCKHOLDERS:

  At March 31, 1996, the Company had a note payable in the amount of $615,176 to The Dover Group Inc. ("Dover"), a stockholder of the Company, which note was issued in connection with the acquisition of the common stock of CSI(R) (see Note 9). In addition, during 1995, Dover loaned UTTC(TM) $43,430.

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

  All of the loans mentioned above were repaid in May 1996 with the proceeds of the Offering (see Note 6).

6. INITIAL PUBLIC OFFERING:

  On May 2, 1996, the Company completed an Offering of 2,150,000 shares of common stock at an offering price of $4.50 per share and 2,150,000 warrants at $.25 per warrant. The common stock and the warrants are separately tradable. The Company granted to the underwriters the right to exercise over-allotment options of 322,500 shares of common stock and/or 322,500 warrants at the Offering price, within 45 days of May 2, 1996. On May 7, 1996, the underwriters exercised the over-allotment options and offered an additional 322,500 shares of common stock and 322,500 warrants to the public at $4.50 per share and $.25 per warrant. As a result of the Offering, the Company received net proceeds of approximately $10,395,000 and increased its total shares of common stock and warrants outstanding by 2,472,500 each. The net proceeds from the Offering were used to

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES repay all notes payable to stockholders, certain notes payable and related accrued interest in existence through the date of the Offering and provided working capital. The net proceeds were also used to purchase the additional shares of CSI(R) stock as described in Note 9.

  Concurrent with the Offering, the Company registered 760,000 additional warrants to purchase common stock. Such warrants are identical to the warrants described above and were issuable automatically upon the completion of the Offering in exchange for the already existing outstanding common stock warrants.

7. STOCKHOLDERS' EQUITY:

  In 1998, the Company completed a series of private offerings and an exchange offering pursuant to which it issued to certain investors (i) 250,000 shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) 162,500 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) ("Series B Preferred"); and (iii) exchanged 297,500 shares of its Series B Preferred for $2,975,000 of convertible and nonconvertible notes issued by UTTC(TM) (see below). The Series A Preferred pays cumulative dividends semiannually at an annual rate of $.50 per share payable in additional shares of Series A Preferred until February 15, 2000. At any time after February 15, 1998, each holder of shares of Series A Preferred will have the right to convert each share of Series A Preferred into: (i) ten shares of common stock of Ashton, and (ii) one two-year warrant to purchase three shares of the common stock, par value $.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semiannually at an annual rate of $.90 per share. At any time after June 30, 1998, each holder of shares of Series B Preferred will have the right to convert each share of Series B Preferred into: (i) six shares of common stock, and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $.75 per share, subject to adjustment.

  Dividends in arrears amounted to $47,705 and $60,044 for Series A Preferred and Series B Preferred, respectively.

  In addition, in January 1998, the Company completed the sale of 100,000 shares of its Series C Convertible Preferred Stock to a group of foreign investors (the "Series C Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000. Holders of the Series C Preferred will have the right to convert each share of Series C Preferred into one share of common stock at the conversion price which shall be equal to the following: (i) if the Market Price (as hereinafter defined) on the Conversion Date (as hereinafter defined) is less than $1.8774, the conversion price is equal to the lesser of 75% of the Market Price at the Conversion Date or $1.2516; and (ii) if the Market Price at the Conversion Date is equal to or greater than $1.8774, the conversion price is equal to $1.2516 plus 50% of the difference between the Market Price at the Conversion Date and $1.8774. The Market Price shall mean the average of the closing bid prices per share of the common stock over the five consecutive trading days preceding the Conversion Date. The Conversion Date shall mean the date the holder elects to have shares converted into common stock. In addition, the Series C Investors will receive warrants exercisable into an aggregate of 100,000 shares of common stock at an exercise price of 105% of the Market Price for a period of five years. In connection with the sale, the Company has agreed to pay a placement fee to a placement agent of $50,000 and to transfer to it 5,000 shares of the Series C Preferred and a warrant to purchase 100,000 shares of common stock at an exercise price of 105% of Market Price for a period of five years. In March 1998, 50,000 shares of Series C Preferred were converted into 281,071 shares of common stock. In addition, subsequent to March 31, 1998, the remaining 55,000 shares of Series C Preferred were converted into 314,343 shares of common stock.

  At the time of issuance, the preferred stock described above was convertible at prices below the market price of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying common stock

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize that return. At March 31, 1998, the beneficial conversion feature amounted to $1,643,900, $212,637 and $349,943 for Series A Preferred, Series B Preferred and Series C Preferred, respectively.

  The Company received net proceeds from the above transactions of approximately $3,734,000 after deducting issue costs of approximately $1,146,000.

  In April 1997, UTTC(TM) completed a private placement of $3,000,000 in notes, consisting of $2,550,000 nonconvertible and $450,000 convertible notes, to accredited investors. The Company received net proceeds of approximately $2,600,000 after deducting debt issue costs of approximately $400,000. As described above, $2,975,000 of these notes were exchanged for Series B Preferred.

  At March 31, 1998, notes payable consist of $21,250 nonconvertible and $3,750 convertible UTTC(TM) notes. The convertible notes are convertible into 3,750 shares of UTTC common stock. The notes bear interest at 9% per annum payable on January 31, annually, and are due January 31, 1999.

  In February 1998, the Company entered into a consulting agreement whereby the Company issued 300,000 shares of common stock, with a fair market value of $475,125, in exchange for promotional services through February 1999. The consulting costs will be amortized over the term of the agreement. For the year ended March 31, 1998, the Company charged $39,844 to operations and recorded a deferred consulting expense of $438,281 as a reduction to stockholders' equity at March 31, 1998.

  In May 1998, the Company's stockholders authorized an increase in the number of shares of common stock from 20,000,000 to 60,000,000 and in the number of shares of preferred stock from 1,000,000 to 3,000,000.

8. DEFINED CONTRIBUTION PLAN:

  The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. The Company may make nonmandatory contributions. Certain officers of the Company serve as trustees of the plan. No contributions were made during the years ended March 31, 1997 and 1998.

9. ACQUISITIONS AND DISPOSITION:

  On May 2, 1996, Ashton purchased 469,155 shares of CSI(R)'s Class A voting stock and 1,557,210 shares of Class B nonvoting common stock for $865,565. On June 11, 1996, Ashton acquired an additional 12,053 of Class A voting common shares and 1,261 Class B nonvoting common shares of CSI(R) for $6,100, and subsequently purchased additional shares. After such purchases, Ashton owned 83.18% of the aggregate Class A and Class B common stock.

  The following pro forma information presents the results of operations of the Company as though the acquisitions occurred on April 1, 1996:

                                                                    YEAR ENDED
                                                                     MARCH 31,
                                                                       1997
                                                                    -----------
   Net revenue..................................................... $ 5,341,000
   Net loss........................................................  (6,813,000)
   Loss per common share...........................................        (.93)

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  On November 4, 1997, Ashton sold CSI(R) to a trust created by the Computer Science Innovations Inc. Leveraged ESOP for $1,723,000. The Company received $600,000 in cash, a $594,125 five-year 8 1/4% note and the forgiveness of $528,875 due to CSI(R), which included $28,875 of accrued interest. The sale resulted in a loss of $385,930, which is included in the accompanying consolidated statement of operations. Based on rates of return currently available to the Company for investments with similar terms and maturities, the fair value of the note receivable approximates the carrying amount.

10. INCOME TAXES:

  The provision for income taxes consists of the following:

                                                            YEAR ENDED MARCH 31,
                                                            ---------------------
                                                               1997      1998
                                                            ---------- ----------
   Current--state.......................................... $   59,000 $  42,000
                                                            ========== =========
   Deferred:
     Federal...............................................     48,000       --
     State.................................................      3,000       --
                                                            ---------- ---------
                                                                51,000       --
                                                            ---------- ---------
                                                            $  110,000 $  42,000
                                                            ========== =========

  The Company has net operating loss carryforwards at March 31, 1998 of approximately $11,800,000, which will begin to expire in 2011, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles and nonqualified options exceeds the basis for financial reporting purposes by approximately $1,400,000 and $2,600,000, respectively. The carryforwards and the temporary difference result in a deferred tax asset of approximately $6,260,000 at March 31, 1998 for which the Company has provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit.

  The components of deferred income taxes at March 31, 1998 were as follows:

   Net operating loss carryforward................................. $ 4,695,000
   Basis of intangible asset.......................................     540,000
   Grant of nonqualified options...................................   1,025,000
   Valuation allowance.............................................  (6,260,000)
                                                                    -----------
                                                                    $         0
                                                                    ===========

  The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

                                                      YEAR ENDED MARCH 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
   Tax benefit computed at the federal statutory
    rate of 34%..................................... $(2,290,000) $(2,885,000)
   Change in valuation allowance....................   2,290,000    2,885,000
   State income taxes, net of federal income tax
    effect..........................................     110,000       42,000
                                                     -----------  -----------
                                                     $   110,000  $    42,000
                                                     ===========  ===========

  The Company files a consolidated federal income tax return. In 1997, Ashton entered into an agreement with CSI(R) and UTTC(TM). The agreement provides that any member of the group which has taxable income must compensate any other member for the use of net operating losses and tax credits. The agreement with CSI(R) was terminated upon disposition.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS:

  For the year ended March 31, 1998, the Company paid consulting fees to Dover and Adirondack Capital, L.L.C, an entity controlled by a member of the Company's board of directors, amounting to $125,000 and $115,000, respectively.

  In addition, as a placement fee on the issuance of Series A Preferred and Series B Preferred, the Company issued 30,000 options to purchase common stock to a person related to a member of the Company's board of directors. The fair value of the options, approximately $76,000, was charged to additional paid-in capital.

12. EMPLOYEE STOCK OPTIONS:

  Stock options are granted to employees at the discretion of the board of directors. A summary of the status of the Company's employee stock options as of March 31, 1997 and 1998 and changes during those years are as follows:

                                                  1997              1998
                                            ----------------- -----------------
                                                    WEIGHTED-         WEIGHTED-
                                                     AVERAGE           AVERAGE
                                                    EXERCISE          EXERCISE
                                            OPTIONS   PRICE   OPTIONS   PRICE
                                            ------- --------- ------- ---------
   Outstanding at beginning of year........ 350,000  $ 4.00   450,000   $6.28
   Granted during year..................... 100,000   14.25       --      --
                                            -------  ------   -------   -----
   Outstanding at end of year.............. 450,000  $ 6.28   450,000   $6.28
                                            =======  ======   =======   =====

  The following table summarizes information about stock options outstanding at March 31, 1998:

     RANGE OF                                     WEIGHTED-AVERAGE
     EXERCISE             NUMBER                     REMAINING                   EXERCISE
      PRICE             OUTSTANDING               CONTRACTUAL LIFE                PRICE
   ------------         -----------               ----------------               --------
   $4.00-$14.25           450,000                     8 years                     $6.28
   ============           =======                     =======                     =====

  At March 31, 1998, 90,000 of the above options were exercisable.

  In addition, a summary of the status of UTTC(TM)'s employee stock options as of March 31, 1998 and changes during the year ended is as follows:

                                                                    WEIGHTED-
                                                                      AVERAGE
                                                          OPTIONS EXERCISE PRICE
                                                          ------- --------------
   Outstanding at beginning and end of year.............. 400,000     $1.50
                                                          =======     =====

  The following table summarizes information about stock options outstanding at March 31, 1998:

                                                     WEIGHTED-
                                                      AVERAGE
   EXERCISE             NUMBER                       REMAINING                     EXERCISE
    PRICE             OUTSTANDING                 CONTRACTUAL LIFE                  PRICE
   --------           -----------                 ----------------                 --------
    $1.50               400,000                         3.36                        $1.50
    =====               =======                         ====                        =====

  None of the above options were exercisable at March 31, 1998.

  Had the Company elected to recognize compensation cost based on the fair value of the options granted during the year ended March 31, 1997 at the grant date as prescribed by SFAS No. 123, net loss and loss per

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES share would not have materially changed because the options issued had no value at the grant date based on an independent valuation of the Company.

13. LOSS PER COMMON SHARE:

  Net loss per common share is computed as follows:

                                                        YEAR ENDED MARCH 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
   Net loss.........................................  $(6,842,406) $ (8,674,902)
   Less:
     Dividends in arrears on preferred stock........          --       (107,749)
     Recognition of beneficial conversion feature of
      preferred stock...............................          --     (2,206,480)
                                                      ===========  ============
   Net loss available to common stockholders........  $(6,842,406) $(10,989,131)
                                                      ===========  ============
   Weighted-average shares used in computing net
    loss per common share...........................    7,341,314     7,519,555
                                                      ===========  ============
   Net loss per common share........................  $      (.93) $      (1.46)
                                                      ===========  ============

14. COMMITMENTS, CONTINGENCIES AND SETTLEMENTS:

  The Company leases office facilities under noncancelable operating leases expiring through May 2005. Future minimum operating lease payments are as follows:

   Year ending March 31,
     1999............................................................ $  172,000
     2000............................................................    144,000
     2001............................................................    144,000
     2002............................................................    154,000
     2003............................................................    158,000
     Thereafter......................................................    343,000
                                                                      ----------
                                                                      $1,115,000
                                                                      ==========

  The leases are subject to escalation for the Company's share of increases in real estate taxes and other operating expenses. In addition, the Company leases office facilities on a month-to-month basis. Rent expense for the years ended March 31, 1997 and 1998 totaled approximately $390,000 and $253,000, respectively.

  The Company has employment agreements which require the Company to pay approximately $672,000 through September 1999.

  In September 1995, UTTC(TM) entered into an agreement with the Philadelphia Stock Exchange ("PHLX") whereby PHLX has agreed to employ UTTC(TM)'s UTS(TM) on its equity trading floor. In connection with this agreement, UTTC(TM) is required to reimburse PHLX up to $100,000 for the first year of the agreement for marketing costs incurred by PHLX. UTTC(TM) is also required to assume up to $200,000 of PHLX's initial technology development costs in implementing the UTS(TM). UTTC(TM) is required to contribute to a PHLX administered "claim fund" for potential claims relating to the UTS(TM) operations. UTTC(TM) is required to contribute $100,000 after commencement of the UTS(TM) trading and, if necessary, to make additional contributions of up to $100,000 per year to such claim fund. PHLX is also entitled to receive an annual

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES royalty from UTTC(TM) of 3% of annual gross revenue based on UTTC(TM)'s average revenue in the first three years of operations for each year the PHLX agreement is in effect. These payments are required to begin at the end of the second full year of operation and continue for the life of the PHLX agreement.

  On January 30, 1997, Ashton, along with UTTC(TM), Fredric W. Rittereiser ("Rittereiser") and Dover (of which Rittereiser is the chairman) entered into a settlement agreement ("Settlement Agreement dated January 30, 1997") related to a dispute with David N. Rosensaft ("Rosensaft") (a cofounder of UTTC(TM)) under which a consulting agreement among Ashton, UTTC(TM) and Rosensaft dated January 19, 1996 was deemed to be void ab initio and each of the parties released and discharged each of the other parties from any and all agreements and claims which any of them have against any of the other parties. The Settlement Agreement dated January 30, 1997 granted Rosensaft registration rights under the Securities Act of 1933, as amended (the "Securities Act") under certain terms and conditions for the 333,333 shares of UTTC(TM) common stock that he owns. Also on January 30, 1997, Ashton, Dover, Rittereiser and Rosensaft entered into a Stock Purchase Agreement under which Dover and Rittereiser or his or its designee, agreed to purchase the 750,000 shares of Ashton common stock owned by Rosensaft on April 10, 1997 for a total purchase price of $2,000,000 and Ashton granted Dover and Rittereiser or his or its designees, registration rights under the Securities Act under certain conditions for the 750,000 shares. On or about April 10, 1997, Ashton advised Rosensaft that the Rosensaft agreement was null and void and Rittereiser and Dover declined to purchase the 750,000 shares.

  On May 1, 1997, Rosensaft commenced an action in the United States District Court for the Southern District of New York entitled David N. Rosensaft vs. The Ashton Technology Group, Inc., UTTC(TM), Dover and Fredric Rittereiser (collectively the "defendants") No. 97 Civ. 3138, asserting 10 claims against the defendants including breach of contract and securities fraud and seeking, inter alia, specific performance of the Settlement Agreement dated January 30, 1997, between and among the parties or in the alternative, actual and consequential damages in an amount to be proved at trial in addition to punitive damages. On June 11, 1997, Rosensaft served a First Amended Complaint adding three additional claims against the defendants, relating to Ashton's refusal to allow Rosensaft's sale of his Ashton shares.

  On June 26, 1997, the defendants filed their answers and counterclaims generally denying the allegations of the First Amended Complaint and alleging six counterclaims against Rosensaft including that (i) Rosensaft acquired 1,100,000 shares of Ashton common stock from Ashton on the basis of false and misleading statements and common law fraud, and (ii) Rosensaft breached his January 19, 1996 consulting agreement with the Company (the "Agreement") by
(a) failing to carry out his duties as a consultant under the Agreement, (b) violating the provisions of the Agreement restricting his use of confidential information of the Company, (c) failing to adhere to the noncompetition provisions of the Agreement, (d) misappropriating for himself the property rights of UTTC(TM) relating to the Company's UTS(TM) and (e) failing to return to UTTC(TM) and/or Ashton valuable property and information, including confidential documents and computer equipment belonging to UTTC(TM) and/or Ashton.

  On April 10, 1998, the Company and Dover entered into a settlement agreement pursuant to which Rosensaft is to receive $1,133,000 in settlement of the above claims and counterclaims. The Company's portion of the settlement, which amount has been accrued and charged to operations for the year ended March 31, 1998 is $760,000.

  On May 29, 1998, Rosensaft filed a complaint alleging that UTTC(TM) had improperly amended its certificate of incorporation increasing the number of authorized shares of UTTC(TM) common stock. Rosensaft is asserting inter alia claims regarding (i) breach of contract, (ii) improper dilution of Rosensaft's ownership share of UTTC(TM), (iii) breach of fiduciary duty, (iv) fraud, and
(v) violations of Delaware corporate law. The Company and counsel for the Company are of the opinion that the claims are unfounded and without merit.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  On October 22, 1996, the Company entered into a settlement agreement (the "Settlement Agreement") related to a dispute involving Robert A. Eprile, John
A. Blohm, Rittereiser, Dover, F.E. Weimmer, Jr., F.E. Weimmer, Sr., F.E. Rittereiser, Sr. and Thomas Rittereiser, as trustee for Alexis J. Rittereiser, Amanda Weimmer and John Weimmer, Raymond T. Tate ("Tate"), Helen J. Tate, as trustee for the Andrew Patrick Tate Trust, Helen J. Tate, as trustee for the Susan Katherine Tate Burrowbridge Trust and Helen J. Tate, as trustee for the Elizabeth Tate Winters Trust (collectively the "Tate Trusts"). The Settlement Agreement resolved all differences among the parties thereto, and all parties to the Settlement Agreement agreed to release each of the other parties from any and all actions or claims arising out of or in connection with the matters covered by the Settlement Agreement. Pursuant to the Settlement Agreement, on October 22, 1996, Tate resigned from his position as director of the Company and its Subsidiaries and all officer positions held by him in the Company and its Subsidiaries. Pursuant to the Settlement Agreement, on October 22, 1996, the board of directors of the Company elected Fred S. Weingard, executive vice president of UTTC(TM), to fill the vacancy on the Company's board of directors created by the resignation of Tate.

  Pursuant to the Settlement Agreement and in consideration of the payment of $250,000 on October 22, 1996, Helen J. Tate as trustee for the Tate Trusts granted to Rittereiser or his designee the option (the "Call Option"), exercisable at any time from April 2, 1997 through June 2, 1997, to purchase 1,000,000 shares of the Company's common stock, par value $.01 per share (the "Tate Common Stock"), from the Tate Trusts for a total purchase price of $4,500,000. Pursuant to the Settlement Agreement and in consideration for $1, Rittereiser granted Tate the option (the "Put Option"), exercisable at any time during the five business days following the exercise of the Call Option, to require Rittereiser to purchase from Tate the 107,500 shares of Tate Common Stock owned, beneficially or otherwise, by Tate for a total purchase price of $483,750. Rittereiser did not exercise the Call Option prior to its expiration.

  In addition, on October 22, 1996, Tate and the Company also entered into a license agreement (the "License Agreement"). Under the terms of the License Agreement, the Company granted Tate a perpetual, worldwide license, at his own cost, to use, sublicense, reproduce and make derivative works and enhancements of the technology used by the Company to develop the ATED, including the ATED Key Management System, encryption software and cryptoserver technology (the "Licensed Technology") in any field of use other than the Financial Services Industry (as such term is defined in the License Agreement). In consideration for granting the license, Tate (or his permitted assigns under the License Agreement) must pay a perpetual annual royalty to the Company equal to 2% of the total gross revenue earned from the use of the Licensed Technology. Tate's right to use the Licensed Technology will be exclusive, provided Tate pays to the Company a cumulative license fee of at least $100,000 by October 22, 2000. The license fee will be reduced by the total amount of royalties paid to the Company. Tate may assign the license to any person or entity controlled by Tate.

  Additionally, the Company and Tate entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Tate to act as a consultant to CSI(R) for the period from October 22, 1996 to December 31, 1998. As compensation for such services, for the period from October 22, 1996 through December 31, 1996, the Company paid Tate $40,000. For the period from October 22, 1996 through December 31, 1998, the Company will also pay to Raymond Tate Associates, Inc. $120,000 per annum which was charged to operations during the year ended March 31, 1997 and is included in corporate restructuring costs. Tate also agreed not to compete with the Company in the Financial Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement.

  On October 24, 1996, the Securities and Exchange Commission (the "SEC") commenced a private investigation concerning the circumstances under which Ashton's subsidiary, UTTC(TM), obtained a contract with PHLX to develop and install an electronic trading and pricing system. Ashton provided testimony to the SEC

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES on February 12, 1997 through its chairman, Robert Eprile, and has not been contacted about the matter since that date. In March 1997, the SEC directed PHLX to make certain changes in its governance procedures and in April 1997 PHLX announced a reorganization of its board of governors and changes in its governance procedures.

  In addition to the above claims, the Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

15. SUBSEQUENT EVENTS:

  On April 3, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provides for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $3,000,000 and the Company agreed to promptly file a registration statement (the "Registration Statement") under the Securities Act, registering shares of the Company's common stock (the "Registered Common Stock") issuable in connection with the transactions contemplated by the Private Equity Agreement. The Private Equity Agreement provides that within five days after the Registration Statement has been filed and subject to the satisfaction of certain other conditions, the Private Equity Investors will purchase two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company may from time to time put (each, a "Put") to the Private Equity Investors shares of the Registered Common Stock for an aggregate Put price of $13,000,000. The Put price per share is an amount equal to 85% of the average of the lowest bid prices of such Registered Common Stock over the seven-day period beginning three days before and ending three days after the Company gives notice of a Put. On the completion of each Put, the Company has agreed to pay the placement agent an amount equal to 5% of the proceeds of such Put.

  The Private Equity Investors are not obligated to purchase the Series E Preferred or any Put shares unless, among other things, (i) the Company has received the required approval, (ii) the Registration Statement is filed (the Registration Statement must be effective in order for the Private Equity Investors to be obligated to purchase any Put shares), (iii) the Company is listed and trading on a national exchange or quotation system, (iv) the closing bid price of the common stock on the day immediately preceding such purchase is at least $1.50 per share, and (v) the common stock has traded at a volume of at least 25,000 shares a day for the 30 trading days preceding such purchase.

  The Series D Preferred may not be converted into common stock until the earlier of (i) 60 days following the Subscription Date or (ii) the Registration Statement has been filed. The conversion price of the Series D Preferred is an amount equal to 75% of the Market Price. The conversion price of the Series E Preferred is 80% of the Market Price. Each of the Series D Preferred and Series E Preferred is entitled to a cumulative dividend of 8% per annum on its respective liquidation preference.

  On the Subscription Date the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Registered Common Stock and will receive additional Warrants to purchase up to an aggregate of 100,000 of such shares on the completion of the purchase of the Series E Preferred. The Warrants are exercisable for five years at an exercise price of 120% of average closing bid price of the common stock over the five trading days preceding the Subscription Date.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  On the Subscription Date, the Company paid the placement agent a fee of (i) $150,000, (ii) .15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Registered Common Stock and (iv) 20,000 shares of common stock.

  In addition, upon the completion of the purchase of Series E Preferred, the Company will pay a placement fee of (i) 5% of the purchase proceeds and (ii)
 .10 shares of Series E Preferred and a warrant to purchase 60,000 shares of common stock.

  In April 1998, the Company issued 127,500 shares of Series B Preferred and
3.15 shares of Series D Preferred. The Company received net proceeds from the above transactions of approximately $3,790,000 after deducting issue costs of approximately $485,000 of which $200,000 was paid to a member of the Company's board of directors.

  The accompanying pro forma balance sheet presents the financial position of the Company as it would have appeared at March 31, 1998 had the additional Series B Preferred and Series D Preferred been issued on that date. The issuance included a beneficial conversion feature aggregating $1,977,998.

  In April 1998, UTTC(TM) formed a wholly owned subsidiary, REB Securities, Inc. ("REB"). REB will operate as a registered broker-dealer.

  Subsequent to March 31, 1998, the Company formed a wholly owned subsidiary, Electronic Market Center, Inc. ("EMC"). EMC will develop and operate a transactional Web site for the financial community.

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

                                   PART III

  The information called for by Item 9, Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act, Item 10, Executive Compensation, Item 11, Security Ownership of Certain Beneficial Owners and Management, and Item 12, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled to be held on August 24, 1998, which will be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

 EXHIBIT
  NO.*                                 DESCRIPTION
 -------                               -----------
  2      Agreement and Plan of Reorganization, dated as of October 25, 1995, among Ashton, Universal Trading Technologies Corp. ("UTTC(TM)"),
          Robert A. Eprile ("Eprile"), David N. Rosensaft ("Rosensaft"), The
          Dover Group, Inc. ("Dover") and Medford Financial Inc.(1)

  3      Certificate of Incorporation of Ashton filed February 16, 1994.(1)
  3.1    Certificate of Amendment of Ashton filed October 27, 1995.(1)
  3.1A   Certificate of Amendment of Ashton filed December 7, 1995.(1)
  3.2    Certificate of Amendment of Ashton filed in February 1996.(1)
  3.3    Bylaws of Ashton. (1)
  3.4    Amendment to Bylaws of Ashton, dated October 22, 1996.
  3.5    Certificate of Designation for Series A Convertible PIK Preferred
          Stock.
  3.6    Certificate of Designation for Series B Convertible Preferred Stock.
  3.7    Certificate of Designation for Series C Convertible Preferred
          Stock.(9)
  3.8    Certificate of Designation for Series D Convertible Preferred
          Stock.(9)
  3.9    Certificate of Designation for Series E Convertible Preferred
          Stock.(9)
  4.     Specimen of Common Stock.(1)
  4.1    Form of Representative's Warrant Agreement (including Specimen of
          Redeemable Common Stock Purchase Warrant).(1)
  4.2    Form of Warrant Agreement (including Specimen of Redeemable Common
          Stock Purchase Warrant).(1)
  4.3A   Form of 9% Subordinated Non-Convertible Promissory Note issued pursuant to UTTC(TM) Confidential Private Placement, dated December
          26, 1996.
  4.3B   Form of 9% Subordinated Convertible Promissory Note convertible into
          Shares of UTTC(TM) Common Stock at $1.00 per share issued pursuant to
          UTTC(TM) Confidential Private Placement, dated December 26, 1996.
 10      Agreement, dated as of September 18, 1995, between UTTC(TM) and the
          Philadelphia Stock Exchange.(1)
 10.1    Employment Agreement, dated as of January 1, 1996, between Ashton and
          Raymond T. Tate ("Tate").(1)
 10.2    Employment Agreement, dated as of January 22, 1996, between UTTC(TM)
          and Eprile.(1)
 10.3    Agreement, dated October 27, 1995, between Information Security
          Systems Incorporated and Ashton.(1)
 10.4    Agreement, dated as of March 7, 1995, among Dover, Ashton, Eprile and
          Rosensaft.(1)
 10.5    Agreement, dated as of November 29, 1995, between Ashton and Computer
          Science Innovations, Inc. ("CSI(R)").(1)
 10.5A   Agreement, dated February 7, 1996 between Ashton and CSI(R).(1)
 10.6    Agreement, dated as of January 19, 1996, among Ashton, UTTC(TM) and
          Rosensaft.(1)
 10.7    Escrow Agreement, dated as of January 19, 1996, among Ashton,
          Rosensaft and First United Equities Corporation.(1)
 10.8    Stock Purchase Agreement, dated as of January 19, 1996, between Ashton and Rosensaft.(1)
 10.9    Assignment and Termination Agreement, dated as of January 19, 1996, among Dover, Ashton, Eprile and Rosensaft.(1)

 10.10 Promissory Note, dated as of January 19, 1996, in principal amount of $300,000 issued by Ashton in favor of Rosensaft.(1)
 10.11  Agreement, dated as of August 24, 1995, between Motorola, Inc. and
         CSI(R), as amended.(1)
 10.12 Letter, dated December 8, 1995, from CSI(R) to Ashton regarding issuance of Common Stock of CSI(R).(1)
 10.12A Letter, dated March 20, 1996, from George Milligan to Ashton regarding the transfer of Common Stock of CSI(R).(1)
 10.13  Sample CSI(R) Stockholder Letters, dated February 6, 1995 and January
         18, 1996, from Ashton to certain CSI(R) Shareholders.(1)
 10.13A Sample CSI(R) Stockholder Letter, dated March 27, 1996, from Ashton to certain CSI(R) Shareholders.(1)
 10.13B Sample CSI(R) Stockholder Letter, dated April 25, 1996, from Ashton to certain CSI(R) Shareholders.(1)
 10.14 Agreement, dated April 30, 1995, between Dover and Medford regarding consulting services to UTTC(TM).(1)
 10.15  Lease Agreement, dated September 8, 1995, between Columbia Mall, Inc.
         and Ashton.(1)
 10.16  Lease Agreement, dated April 22, 1992, between Overlook Development,
         Inc. and CSI(R).(1)
 10.17  Promissory Note, dated January 31, 1996, in principal amount of
         $150,000 issued by Ashton in favor of John A. Blohm.(1)
 10.18  Form of 10% Subordinated Promissory Note due April 10, 1997, dated
         October 10, 1995, issued by Ashton pursuant to a private placement.(1)
 10.19  Form of 10% Subordinated Convertible Promissory Note due October 10,
         1998, dated October 10, 1995, issued by Ashton pursuant to a private placement (including Form of Warrant issued upon conversion of the note not pursuant to a public offering).(1)
 10.20  Promissory Note, dated October 1, 1995, in principal amount of $43,430 issued by UTTC(TM) in favor of Dover and guaranteed by Ashton.(1)
 10.21  Promissory Note, dated October 26, 1995, in principal amount of
         $100,000 issued by Ashton in favor of Medford.(1)
 10.22  Promissory Note, dated October 1, 1995, in principal amount of
         $615,175.83 issued by Ashton in favor of Dover.(1)
 10.23  Common Stock Purchase Warrant of Ashton, dated June 27, 1995, held by
         Dover.(1)
 10.24  Common Stock Purchase Option of Ashton, dated January 30, 1996, held by
         John A. Blohm.(1)
 10.25 Letter agreement, dated March 21, 1996, from Ashton to CSI(R) regarding software for ATED, including original letter agreement of December 11, 1995 as Exhibit A thereto.(1)
 10.26  Promissory Note, dated April 16, 1996 in principal amount of $250,000 issued by Ashton in favor of Ronnie J. Adams.(1)
 10.27  Pledge and Security Agreement, dated April 15, 1996, between Dover and
         Ronnie J. Adams.(1)
 10.28  Option to purchase Common Stock, dated as of March 15, 1996, between
         Rosensaft and Dover.(1)
 10.29  Option to Purchase Common Stock, dated as of March 15, 1996, between
         Eprile and Dover.(1)
 10.29A Agreement dated April 24, 1996 between Dover and Robert A. Eprile relating to Exhibit 10.29.(1)
 10.30  Form of Assignment Agreement, dated April 16, 1996, between Dover and
         Antebe Investment Gp. Limited.(1)

 10.31 Employment Agreement between Fred S. Weingard and UTTC(TM), dated June
        21, 1996.(4)
 10.32 Settlement Agreement, dated October 22, 1996, by and among the Company,
        Raymond T. Tate, Helen J. Tate, as trustee for the Andrew Patrick Tate
        Trust, Helen J. Tate, as trustee for the Susan Katherine Tate
        Burrowbridge Trust, Helen J. Tate, as trustee for the Elizabeth Tate
        Winters Trust and Robert A. Eprile, John A. Blohm, Fredric W.
        Rittereiser, The Dover Group, Inc., F.E. Weimmer, Jr., F.E. Weimmer,
        Sr., F.E. Rittereiser, Sr. and, Thomas Rittereiser, as trustee for
        Alexis J. Rittereiser, Amanda Weimmer and John Weimmer.(3)
 10.33 License Agreement dated October 22, 1996, between the Company and
        Tate.(3)
 10.34 Consulting Agreement dated October 22, 1996, between the Company and
        Tate.(3)
 10.35 Settlement Agreement by and among Ashton, UTTC(TM), Rittereiser, Dover and Rosensaft, dated January 30, 1997.(5)(7)
 10.36 Stock Purchase Agreement by and among Ashton, Dover, Rittereiser, and
        Rosensaft, dated January 30, 1997.(5)
 10.37 Loan Agreement between CSI(R) and Sun Bank, National Association, dated
        January 8, 1991, as amended September 5, 1996.
 10.38 Short-Term Loan and Security Agreement between Ashton (Borrower) and
        CSI(R) (Lender), dated February 18, 1997.
 10.39 Tax Allocation Agreement, between Ashton, CSI(R) and UTTC(TM), dated
        March 27, 1997.
 10.40 Letters from Ashton to Alliant Techsystems, dated January 23, 1996,
        March 29, 1996 and August 1, 1996.
 10.41 Contracts between Motorola, Inc. and CSI(R): (1) Task Order No. 1, effective January 16, 1996; (2) Change Order/Contract Amendment No. 2,
        dated February 26, 1996; (3) Change Order/Contract Amendment No. 3,
        dated January 12, 1996; (4) Change Order/Contract Amendment No. 4,
        dated August 12, 1996; (5) Contract between Motorola, Inc. Government and Space Technology Group Satellite Communications Division and
        CSI(R), effective January 1, 1997.
 10.42 Letters from Ashton to CSI(R) re: ATED, dated May 15, 1996, December 16,
        1996, February 5, 1997.
 10.43 Letters from Ashton to CSI(R) re: Universal Trading System ("UTS"), dated March 22, 1996, May 15, 1996, December 16, 1996, February 5,
        1997.
 10.44 Memorandum of Understanding between Ashton and E. Com International,
        Inc., dated October 31, 1997.
 10.45 Network Services Agreement between Ashton and CompuServe Incorporated, as amended, dated January 13, 1998. Material omitted pursuant to a request for confidential treatment and filed separately with the
        Securities and Exchange Commission.
 10.46 Form of Nonqualified Employee Stock Option Agreement.
 10.47 Form of Nonqualified Deferred Stock Option Agreement.
 10.48 Form of Nonqualified Stock Option Agreement.
 16.1  Letter for Changes in Registrant's Certifying Accountant, dated June 18,
        1996.(2)
 16.2  Letter from Arthur Andersen LLP to the Securities and Exchange
        Commission regarding change in Certifying Accountant, dated May 5, 1997 and received May 14, 1997.(8)
 21    Subsidiaries of Ashton.
 27    Financial Data Schedule.
 99.1  Press Release of the Company re: Raymond Tate Steps Down as Chairman and
        President of Ashton, dated October 1996.(3)
 99.2  Press Release of the Company, dated April 8, 1997, re: Ashton Completes
        Development of Initial Online Trading Product for the Financial
        Securities Industry.(6)

--------
 * Incorporated by reference as indicated in the applicable footnote.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-1182.

(2)Incorporated by reference to Form 8-K, dated June 18, 1996.

(3)Incorporated by reference to Form 8-K, dated October 22, 1996.

(4)Incorporated by reference to Form 10-QSB, for the period ended September 30, 1996.

(5)Incorporated by reference to Form 10-QSB, for the period ended December 31, 1996.

(6) Incorporated by reference to Form 8-K, dated April 15, 1997.

(7) Incorporated by reference to Amendment No. 1 to Form 10-QSB for the period ended December 31, 1996, filed April 18, 1997.

(8) Incorporated by reference to Form 8-K, dated April 30, 1997.

(9) Incorporated by reference to Registration Statement on Form S-3 filed June 29, 1998.

  (b) REPORTS ON FORM 8-K

(1) Form 8-K, dated January 27, 1998 was filed pursuant to Item 5.

(2) Form 8-K, dated April 9, 1998 was filed pursuant to Item 5.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 1998.

                                          The Ashton Technology Group, Inc.

                                                /s/ Fredric W. Rittereiser
                                          By: _________________________________
                                                 FREDRIC W. RITTEREISER
                                                  PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

                                                   /s/ Robert A. Eprile
                                          By: _________________________________
                                             ROBERT A. EPRILE CHIEF FINANCIAL
                                                        OFFICER

  In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE

     /s/ Fredric W. Rittereiser        Director, President       July 9, 1998
-------------------------------------   and Chief Executive
       FREDRIC W. RITTEREISER           Officer (Principal
                                        Executive Officer)

        /s/ Robert A. Eprile           Chairman of the           July 9, 1998
-------------------------------------   Board and Chief
          ROBERT A. EPRILE              Financial Officer
                                        (Principal
                                        Financial Officer)

          /s/ John A. Blohm            Director, Executive       July 9, 1998
-------------------------------------   Vice President,
            JOHN A. BLOHM               Secretary and
                                        Treasurer
                                        (Principal
                                        Accounting Officer)

        /s/ Fred S. Weingard           Director                  July 9, 1998
-------------------------------------
          FRED S. WEINGARD

       /s/ K. Ivan F. Gothner          Director                  July 9, 1998
-------------------------------------
         K. IVAN F. GOTHNER

         /s/ Richard Butler            Director                  July 9, 1998
-------------------------------------
           RICHARD BUTLER

       /s/ William W. Uchimoto         Director                  July 9, 1998
-------------------------------------
         WILLIAM W. UCHIMOTO