Form 10QSB/A
period 1997-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1998-08-06
CIK 1003740

                                AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended                              Commission File Number
      December 31, 1997                                            1-11747

                        THE ASHTON TECHNOLOGY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


      Delaware                                          22-6650372
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

                       THE ASHTON TECHNOLOGY GROUP, INC.

                    INDEX - AMENDMENT NO. 2 TO FORM 10-QSB

                               December 31, 1997

Part I - Financial Information                                                                  Page
------------------------------                                                                  ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 and March 31, 1997...............     3

         Consolidated Statements of Operations -
         For the Three and Nine Months Ended December 31, 1997 and 1996.......................     4

         Consolidated Statements of Cash Flows -
         For the Nine Months Ended December 31, 1997 and 1996.................................     5

         Notes to Unaudited Consolidated Financial Statements.................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................     8

Signatures....................................................................................     11

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              The Ashton Technology Group, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                  As of December 31, 1997 and March 31, 1997

                                               December 31,    March 31,
                                                   1997           1997
                                               ------------   -----------
                                                (UNAUDITED)    (AUDITED)
     ASSETS
Current Assets:
 Cash and cash equivalents                     $    853,383   $    60,841
 Contracts receivable, net of allowance for
  doubtful accounts                                  36,843     1,483,163
 Notes receivable                                   100,009            --
 Prepayments and other current assets               424,025        98,903
------------                                   ------------   -----------
 Total Current Assets                             1,414,260     1,642,907
Property and equipment, net                         711,305     1,041,449
Note receivable - long term                         486,090            --
Private placement costs                             700,818            --
Development costs                                   365,640            --
Investment in ECOM, Inc.                            105,000            --
Goodwill, net                                            --       575,581
Other assets                                         67,605       106,693
------------                                   ------------   -----------
 Total Assets                                  $  3,850,718   $ 3,366,630
                                               ============   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses         $    994,663   $ 1,937,752
 Billings in excess of costs                             --        52,722
------------                                   ------------   -----------
Total current liabilities                           994,663     1,990,474
Long-term debt                                       38,000        13,000
------------                                   ------------   -----------
Total liabilities                                 1,032,663     2,003,474
------------                                   ------------   -----------
Minority Interest                                        --       300,279
------------                                   ------------   -----------
Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.01 par value                     5,485            --
 Common stock - $.01 par value                       75,625        75,625
Additional paid-in capital                       16,670,129    10,482,197
Accumulated deficit                             (13,933,184)   (9,494,945)
------------                                   -----------    -----------
Total stockholders' equity                        2,818,055     1,062,877
------------                                   ------------   -----------
Total Liabilities and
   Stockholders' Equity                        $  3,850,718   $ 3,366,630
                                               ============   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               The Ashton Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

        For the Three and Nine Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                         Three Months Ended          Nine Months Ended
                                                                             December 31,               December 31,
                                                                      ------------------------    -------------------------
                                                                         1997          1996          1997          1996
                                                                      ----------    ----------    ----------    -----------
Revenues                                                              $   505,310   $ 1,144,977   $ 3,340,367   $ 3,426,992
                                                                      -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of revenues                                                        431,233       827,121     2,620,896    2,355,816
  Development costs                                                       103,018       668,518       306,693    2,643,462
  Selling, general and administrative expenses                            892,930       695,432     2,813,757    2,331,783
  Depreciation and amortization                                           120,880       120,384       364,834      361,152
                                                                      -----------   -----------   -----------   -----------
Total costs and expenses                                                1,548,061     2,311,455     6,106,180     7,692,213
                                                                      -----------   -----------   -----------   -----------
Loss from operations                                                   (1,042,751)   (1,166,478)   (2,765,813)   (4,265,221)

Other costs and revenues:
  Cost of corporate restructuring                                              --      (702,678)           --      (702,678)
  Interest income (expense), net                                          (55,043)       15,105      (142,070)      113,865

  Loss on sale of subsidiary                                             (385,930)          --       (385,930)          --
  Private placement costs                                                 (55,003)          --       (165,005)          --
  Minority interest in earnings of subsidiary                              10,223       (37,085)      (11,464)     (118,153)
                                                                      -----------   -----------   -----------   -----------
Loss before provision for
 income taxes                                                          (1,528,504)   (1,891,136)   (3,470,282)   (4,972,187)
Provision for income taxes                                                 27,749       155,800        41,775       227,300
                                                                      -----------   -----------   -----------   -----------
Net loss                                                              ($1,556,253)   $(2,046,936)  $(3,512,057) $(5,199,487)
                                                                     ============   ===========   ===========   ===========

Net loss per common share                                            $       (.33)* $      (.27)  $      (.59)* $      (.73)
                                                                     ============   ===========   ===========   ===========

Weighted average number of
 common shares outstanding                                              7,562,500     7,562,500     7,562,500     7,150,416
                                                                     ============   ===========   ===========   ===========


* See Description of Business and Basis of Presentation paragraphs 5, 6 and 7.
Also See Exhibit 11, Computation of Earnings per Share.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              The Ashton Technology Group, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                         December 31,
                                                                ----------------------------
                                                                    1997            1996
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        ($ 3,512,057)   ($ 5,199,487)
Adjustments to reconcile net loss to net cash used
 by operating activities, net of acquired business in 1996:
   Depreciation and amortization                                     554,081         253,827
    Increase in minority interest of subsidiary                       11,464              --
    Loss on sale of subsidiary                                       385,930              --
Changes in operating asset and liabilities
    Increase in contracts receivable, net                            (36,843)       (229,469)
    Increase in prepayments and other assets                        (273,568)       (236,094)
    Decrease in accounts payable and accrued expenses               (464,036)       (250,440)
    Increase in billings in excess of costs                               --         194,043
                                                                ------------    ------------
Net cash used by operating activities                             (3,335,029)     (5,467,620)
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Note receivable - sale of subsidiary                               (586,099)             --
 Purchase of fixed assets                                           (121,797)     (1,012,917)
 Cash received from sale of subsidiary                               600,000              --
 Cash paid for acquisition of CSI(R), net of cash acquired                --        (512,012)
 Investment in ECOM, Inc.                                           (105,000)             --
 Increase in minority interest                                            --         118,153
 Development costs                                                  (365,640)             --
 Adjustment of net cash for subsidiary sold                          (45,448)             --
                                                                ------------    ------------
  Net cash used in investing activities                             (623,984)     (1,406,776)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance costs for private placement                               (702,997)         (1,960)
 Issuance costs for initial public offering                               --        (282,001)
 Proceeds from initial public offering                                    --      10,394,709
 Proceeds from notes payable                                              --         250,000
 Proceeds from private placement                                   5,500,000              --
 Payment of notes payable                                                 --      (2,101,341)
                                                                ------------    ------------
Net cash provided by financing activities                          4,797,003       8,259,407
                                                                ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            837,990       1,385,011
Cash and cash equivalents, beginning of period                        15,393          31,021
                                                                ------------    ------------
Cash and cash equivalents, end of period                       $     853,383   $   1,416,032
                                                               =============   =============

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

     The Company's subsidiary, Computer Science Innovations, Inc. ("CSI(R)"), was sold on November 6, 1997 (see "Sale of Subsidiary" below). The financial statements for the nine months ended December 31, 1997 include CSI(R) until it was sold. The financial statements for the year ended March 31, 1997 include CSI(R), but did not include Gomez, which was formed by Ashton as a wholly owned subsidiary on May 22, 1997.

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

     In addition, the Company is amending its financial statements to reflect the accounting of the "beneficial conversion feature" of its Series A Convertible PIK Preferred Stock ("Series A Preferred"), in accordance with Topic D-60 described below. Financial Accounting Standard Board Emerging Issues Task Force Topic No. D-60 ("Topic D-60") addresses the position of the accounting staff of the Securities and Exchange Commission ("SEC") regarding conversion features of convertible preferred stock and convertible debt securities that are "in the money" upon issuance, i.e. the conversion price is below the market price for the common stock. At the time of issuance, the conversion rate for the Series A Preferred of $1.00 per share was below the market price. Thus, the Series A Preferred contains a "beneficial conversion feature" within the meaning of Topic D-60.

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

2.   SALE OF SUBSIDIARY

     On November 6, 1997, Ashton sold CSI(R), to George H. Milligan and Susanne
     L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of $500,000 loan plus interest of $28,875; (2) $600,000 in cash; and (3) a five year 8 1/4% Note of $594,125. The Company recognized an accounting loss of $385,930; however, on a cash basis, the Company actually realized a gain on the sale of $101,992. (See the third paragraph above.) In addition, the Company received cash in the amount of approximately $340,000 due to a Tax Allocation Agreement.

3.   PREPAYMENTS AND OTHER CURRENT ASSETS

     Included in prepayments are $413,980 of legal costs incurred by the Company in connection with a lawsuit with one stockholder. The Company has submitted a claim in the amount of $413,980 to its insurance carrier. To the extent such costs are not recoverable from the Company's insurance carrier, Fredric W. Rittereiser, Chief Executive Officer of Ashton and The Dover Group, Inc., a stockholder of Ashton, has agreed to pay such costs.


FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance, or achievements of the Company to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; competition; material costs; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation and other factors referenced in this Form 10-QSB. Such forward-looking statements speak only as of the date of this Form 10-QSB. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      NINE MONTHS OF FISCAL 1998 COMPARED TO NINE MONTHS OF FISCAL 1997.

For fiscal 1997, all of the Company's revenues, and the related "cost of revenues," were generated by CSI(R) which was sold on November 6, 1997 (see Note 2 to the Financial Statements), and for fiscal 1998, all but $159,750 of revenues were generated by CSI(R). The sale of CSI(R) has resulted in substantially lower revenues from continuing operations. Until the SEC approves the Philadelphia Stock Exchange's ("PHLX") proposed Rule 237 (see "Rule Change" below) and the Company's Universal Trading System ("UTS(TM)"), and its module, the volume weighted average price ("VWAP(TM)") trading system ("VTS(TM)") become operational, the Company will not be able to generate significant revenues.

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

Rule Change

On April 8, 1997, the Company announced that UTTC(TM) had completed development of its VTS(TM). Under generally accepted accounting principles, the Company expenses development costs until the system is ready for commercial use and thereafter capitalizes any additional development costs. Although the VTS(TM) trading system has been operationally ready since April of 1997, trading on the system cannot begin until the SEC approves Rule 237 proposed by the PHLX. An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 28, 1997. The SEC approved re-publishing the proposed rule and amendments in the Federal Register on December 22, 1997, and the proposed rule and amendments were published in the Federal Register on December 31, 1997. The notification period will be a minimum of 35 days and a maximum of 90 days after publication. There can be no assurance that Rule 237 will be approved or that, if the SEC approves Rule 237, the Company will be able to generate positive net revenues.

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

Selling, General and Administrative Expenses

During the nine months ended December 31, 1997, the Company incurred $2,813,757 of Selling, General, and Administrative ("SG&A") expenses, as compared to $2,331,783 for the nine months ended December 31, 1996. On a per company basis, SG&A costs were $1,591,230 for Ashton, $494,808 for UTTC(TM), $433,083 for CSI(R), and $294,636 for Gomez. The increase in SG&A expenses is due to the formation and operation of the new wholly owned subsidiary Gomez (which was formed in May 1997) and to higher legal costs incurred in connection with the Rosensaft lawsuit, regulatory and listing issues. See "Legal Proceedings."

Liquidity

On December 31, 1997, the Company had cash and cash equivalents of $853,383. For a description of an improvement in the Company's liquidity since that date, see "Subsequent Events" below.

On September 18, 1997 the Company commenced a private offer and exchange offer pursuant to which it offered to certain investors (i) up to 250,000 shares of its Series A Preferred (with a liquidation preference of $10.00 per share); (ii) up to 250,000 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) ("Series B Preferred"); and (iii) to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes (the "UTTC(TM) Notes") issued by UTTC(TM). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in additional shares of Series A Preferred until February 15, 2000. At any time after February 15, 1998, each holder of shares of Series A Preferred will have the right to convert each share of Series A Preferred into: (i) ten shares of the Common Stock, par value $0.01 per share, of Ashton (the "Common Stock"); and (ii) one two-year warrant to purchase three shares of the Common Stock, par value $0.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. At any time after June 30, 1998, each holder of shares of Series B Preferred will have the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $0.75 per share, subject to adjustment.

As of December 31, 1997, the Company had received signed Subscription Agreements for all of the shares of the Series A Preferred offered (250,000 shares) and 5,000 of the shares of Series B Preferred offered. This Series A transaction was closed on January 15, 1998.

As of December 31, 1997, the Company had received signed Subscription Agreements for the tender of $2,975,000 of UTTC(TM) Notes for which the Company issued 297,500 shares of Series B Preferred. This Exchange transaction was closed on January 15, 1998.

The Company extended its private offer to institutional and accredited investors of Series B Preferred until May 15, 1998. Such offering of Series B Preferred will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration thereunder or an applicable exemption from the registration requirements thereunder.

If and when the SEC approves the PHLX's proposed Rule 237 (see "Rule Change", above), the Company expects to be able to commence the operation of its VTS(TM) system with the PHLX within a month thereafter.

In addition to the $1,000,000 which the Company raised on January 27, 1998 (see "Subsequent Events" below), the Company expects to raise additional capital from future private placements and/or other sources by the end of March 1998. There can be no assurances, however, that the Company will be able to raise capital on a timely basis or on terms acceptable to the Company, if at all.

There can be no assurance that the Company's actual cash requirements will not exceed its anticipated cash requirements or that additional cash requirements or additional financing will not be required. The Company may require additional funds to provide working capital and to sustain its operations until it generates positive cash flow from its operations.

Subsequent Events

On January 27, 1998, the Company completed the sale of 100,000 shares of the Series C Convertible Preferred Stock (the "Series C Preferred"), to a group of foreign investors (the "Investors"), with a liquidation preference of $10.00 per share for an aggregate purchase price of $1,000,000. Holders of each share of the Series C Preferred will have the right to convert each share of Series C Preferred into one share of Common Stock at the conversion price which shall be equal to the following: (i) if the Market Price (as hereinafter defined) on the Conversion Date (as hereinafter defined) is less than $1.8774, the conversion price is equal to the lesser of 75% of the Market Price at the Conversion Date or $1.2516; or (ii) if the Market Price at the Conversion Date is equal to or greater than $1.8774, the conversion price is equal to $1.2516 plus 50% of the difference between the Market Price at the Conversion Date and $1.8774. The "Market Price" shall mean the average of the closing bid prices per share of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding the date the holder elects to have the shares of Series C Preferred converted (the "Conversion Date"). In addition, the Investors will receive warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of 105% of the Market Price for a period of 5 years. In connection with the sale, the Company has agreed to pay a placement fee to the placement agent of $50,000 and to transfer to it 5,000 shares of the Series C Preferred and a warrant to purchase 100,000 shares of Common Stock at an exercise price of 105% of the Market Price for a period of 5 years. The Company has used a substantial portion of the $1,000,000 to reduce its accounts payable and accrued expenses.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               The Ashton Technology Group, Inc.
                                               --------------------------------
                                                        (Registrant)


Date: August 6, 1998                       By: /s/ Robert A. Eprile
                                               --------------------------------
                                                    Chairman