Form 10QSB
period 1998-06-30
ASHTON TECHNOLOGY GROUP INC
filed 1998-08-14
CIK 1003740

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Quarter Ended              Commission File Number

      JUNE 30, 1998                              1-11747
      -------------                              -------




                       THE ASHTON TECHNOLOGY GROUP, INC.
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)



        Delaware                                      22-6650372
        --------                                      ----------
(State of Incorporation)               (I.R.S. Employer Identification Number)

             1900 MARKET STREET, SUITE 701, PHILADELPHIA, PA 19103
             -----------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code:  215-751-1900
                                                          ------------


   (Former name, former address  and former fiscal year if changed since last report)


Number of shares of common stock outstanding on June 30, 1998:  8,477,913
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

                                 Yes  X  No
                                      -     -

                       THE ASHTON TECHNOLOGY GROUP, INC.

                              INDEX - FORM 10-QSB

                                 June 30, 1998





Part I - Financial Information                                  Page
-------------------------------                                 ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1998 and March
          31, 1998.............................................. 4

         Consolidated Statement of Operations -
         For the Three Months Ended June 30, 1998 and 1997...... 5

         Consolidated Statement of Cash Flows -
         For the Three Months Ended June 30, 1998 and 1997...... 6

         Notes to Unaudited Consolidated Financial Statements... 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................  11


Part II - Other Information
---------------------------

Item 1.  Legal Proceedings....................................  12

ITEM 2   Changes in Securities and Use of Proceeds............  13

(Item 3 has been omitted since the item is either inapplicable or the answer is negative)

Item 4.  Matters Submitted to Shareholders for Vote...........  13

ITEM 5   Other Information....................................  13

ITEM 6   Exhibits and Reports on Form 8-K.....................  13

SIGNATURES....................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30, 1998 AND MARCH 31, 1998

                           ASSETS                               JUNE 30, 1998         MARCH 31, 1998
                                                                  (UNAUDITED)            (AUDITED)
                                                              -----------------      ----------------
Current Assets:
 Cash And cash equivalents                                     $1,097,620             $  815,680
 Accounts Receivable                                              155,233                130.843
 Stock Subscriptions receivable                                 1,890,000                245,000
 Prepayments and other current assets                              88,487                     --
 Current portion of note receivable                               105,049                103,619
                                                           --------------         --------------
  Total Current Assets                                          3,336,389              1,295,142

Property and equipment, net                                       949,928                849,799
Investment in E.com International Inc.                            105,000                105,000
Note receivable, net of current portion                           431,670                458,040
Note receivable - Dover Group, Inc.                               380,000                     --
Computer software development costs                               238,384                224,686
Other assets                                                       59,077                 65,353
                                                           --------------         --------------
         TOTAL ASSETS                                          $5,500,448             $2,998,020
                                                           ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                       $    342,532           $  1,736,447
 Note Payable                                                      25,000                 25,000
                                                           --------------         --------------
  Total current liabilities                                       367,532              1,761,447
                                                           --------------         --------------
Stockholders' Equity.
  Preferred stock - Series A                                    2,500,000              2,500,000
  Preferred stock - Series B                                    5,875,000              3,188,875
  Preferred stock - Series C                                           --                550,000
  Preferred stock - Series D                                    3,150,000                     --
  Preferred stock - Series E                                    2,000,000                     --
  Common stock - $.01 par value                                    84,779                 81,436
  Additional paid-in capital                                   17,882,386             15,730,870
  Deferred consulting expense                                    (293,750)              (438,281)
  Accumulated deficit                                         (26,065,499)           (20,376,327)
                                                           --------------         --------------
  Total stockholders' equity                                    5,132,916              1,236,573
                                                           --------------         --------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                $  5,500,448           $  2,998,020
                                                           ==============         ==============

  The accompanying notes are an integral part of these consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                         1998                  1997
                                                      (UNAUDITED)           (UNAUDITED)*
                                                     -------------         -------------
Revenues                                                  443,562            $1,334,202
                                                     -------------         -------------
Costs and expenses:
  Cost of revenues                                             --             1,104,916
  Computer software development costs                      47,677                36,913
  Selling, general and administrative expenses          2,151,763               861,899
  Depreciation & Amortization                              92,776               116,909
                                                     -------------         -------------
                 Total costs and expenses               2,292,216             2,120,637
                                                     -------------         -------------
Loss from operations                                   (1,848,654)             (786,435)
Other costs and revenues:
  Interest income                                          35,468                19,949
  Interest expense                                             --               (50,379)
  Private placement costs                                      --               (55,002)
  Minority interest in earnings of subsidiary                  --               (10,693)
                                                     -------------         -------------
Loss before provision for income taxes                 (1,813,186)             (882,560)
Provision for income taxes                                     --                38,966
                                                     -------------         -------------
Net loss                                               (1,813,186)           $ (921,526)
                                                     =============         =============
Net loss per common share                             $      (.72)           $     (.12)
                                                     =============         =============
Weighted average number of common shares outstanding    8,422,261             7,562,500
                                                     =============         =============



  The accompanying notes are an integral part of these consolidated financial statements.

                           THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                        1998                   1997
                                                                     UNAUDITED               UNAUDITED
                                                                  ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(1,813,186)           $  (921,526)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                        140,453                182,604
     Common stock issued in connection with consulting services            78,750                     --
     Increase in minority interest of subsidiary                               --                 10,693
     Deferred consulting costs                                            144,531                     --
Changes in operating asset and liabilities
 Increase in accounts receivable                                          (24,390)                    --
 Decrease in contracts receivable, net                                         --                282,331
 Decrease in other assets                                                   6,276                 27,593
 Increase in prepayments and note receivable                             (468,487)               (43,435)
 Increase in billing in excess of costs & estimated earnings                   --                 33,264
 Decrease in accounts payable and accrued expenses                     (1,393,915)              (633,337)
     Net cash used in operating activities                             (3,329,968)            (1,061,813)
                                                                  ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                                (192,629)               (61,873)
 Cash received from note receivable                                        24,940                     --
 Computer software development costs                                      (61,375)              (257,640)
     Net cash used in investing activities                               (229,064)              (319,513)
                                                                  ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance costs for private placement                                          --               (403,345)
 Issuance costs for sale of preferred stock                              (710,000)                    --
 Proceeds from sale of preferred stock                                  4,550,972                     --
 Proceeds from private placement                                               --              3,000,000
                                                                  ----------------        ---------------
     Net cash provided by financing activities                          3,840,972              2,596,655
                                                                  ----------------        ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 281,940              1,215,329
Cash and cash equivalents, beginning of period                            815,680                 60,841
                                                                  ----------------        ---------------
Cash and cash equivalents, end of period                              $ 1,097,620            $ 1,276,170

  The accompanying notes are an integral part of these consolidated financial statements.

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
   -------------------------------------------------

The accompanying unaudited consolidated financial statements for the three months ended June 30, 1998 include the accounts of The Ashton Technology Group, Inc. ("ATG(TM)" or the "Company") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), Gomez Advisors, Inc. ("GA"), and Electronic Market Center, Inc. ("EMC"). Also included is REB Securities,
Inc. ("REB"), a broker-dealer whose registration statement with the Securities and Exchange Commission ("SEC" or "Commission") is pending, a wholly owned subsidiary of UTTC(TM). All subsidiaries are wholly owned by ATG(TM) except UTTC(TM), of which the company owns approximately 96% of the common stock. The financial statements for the year ended March 31, 1998 do not include eMC(TM), or REB Securities, which were formed by ATG(TM) in June and April 1998 respectively.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions for Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of the interim periods presented. These financial statements should be read in conjunction with the footnotes contained in the Company's 10-KSB for the fiscal year ended March 31, 1998.

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

2.   PROCEEDS FROM SALE OF SERIES A and SERIES B CONVERTIBLE PREFERRED STOCK
     ----------------------------------------------------------------------

On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) up to 250,000 shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) ( the "Series A Preferred"); (ii) up to 250,000 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per shares and is payable in cash or additional shares of Series A Preferred until February 15, 2000. At any time after February 15, 1998, each holder of shares of Series A Preferred has the right to convert each share of Series A Preferred into: (i) ten shares of Common Stock; and (ii) one two-year warrant to purchase three shares of the common stock, par value $0.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. At any time after June 30, 1998, each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $0.75 per share, subject to adjustment.


The Company sold all 250,000 shares of its Series A Preferred at $10.00 per share and realized gross proceeds of $2,500,000. The Series A Preferred offering closed on January 15, 1998. The Company closed the Exchange Offer transaction after receiving the tender of $2,975,000 of the UTTC(TM) Notes for which the Company issued 297,500 shares of Series B Preferred Stock. The Company extended its private offering to institutional and accredited investors of Series B Preferred until May 15, 1998. As of March 31, 1998, the Company had received signed Subscription Agreements for 587,500 shares of the Series B Preferred offered. The Series B transaction closed on May 6, 1998 after being oversubscribed by 40,000 shares of Series B Preferred. The Company realized gross proceeds of $2,900,000. The Company incurred transaction costs in connection with the issuance of the Series A Preferred, the Series B Exchange Offer and the Series B Preferred, as well as the issuance of the Series C Preferred described below, in the aggregate amount of approximately $1,600,000.


3.   PROCEEDS FROM SALE OF SERIES C PREFERRED STOCK
     ----------------------------------------------

On January 27, 1998, the Company completed the sale of 100,000 shares of the Series C Convertible Preferred Stock to a group of foreign investors (the "Series C Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000. Holders of the Series C Shares have the right to convert each share of Series C

Preferred into one share of Common Stock at a conversion price equal to the following: (i) if the Market Price (as hereinafter defined) on the Conversion Date (as hereinafter defined) is less than $1.8774, the conversion price is equal to the lesser of 75% of the Market Price at the Conversion Date or $1.2516; and (ii) if the Market Price at the Conversion Date is equal to or greater than $1.8774, the conversion price is equal to $1.2516 plus 50% of the difference between the Market Price at the Conversion Date and $1.8774. The "Market Price" means the average of the closing bid price per share of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding the date the holder elects to convert the Series C Preferred (the "Conversion Date"). In addition, the Series C Investors received warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of 105% of the Market Price for a period of 5 years.

As of March 31, 1998, 50,000 shares of the Series C Shares were converted into 281,071 shares of ATG(TM) Common Stock. Between March 31 and April 21, 1998, the remainder of the shares Series C Preferred were converted into 314,342 shares of Common Stock. The fees paid for the Series C Shares were as follows:
5,000 Series C Shares, $50,000, and a warrant to purchase 100,000 shares of Common Stock at 105% of Market Price to Settondown Capital International Ltd. (the "Placement Agent"). In addition, the Company paid $50,000 and on July 15, 1998, granted an option to purchase 100,000 shares of Common Stock at $1.875 per share and an option to purchase 100,000 shares of UTTC(TM) Common Stock at $1.00 per share to Adirondack Capital L.L.C., whose Managing Director is a director of the Company, for services in structuring the offering.

4. PROCEEDS FROM SALE OF SERIES D and E CONVERTIBLE PREFERRED STOCK
   ---------------------------------------------------------------

On April 3, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provides for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $3,000,000 and the Company agreed to promptly file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended, registering shares of Common Stock issuable in connection with the transactions, contemplated by the Private Equity Agreement (the "Registration Statement"). The Company filed this registration statement with the Commission on June 29, 1998 and it became effective on August 13, 1998. The Agreement provides that within five days after the filing of the Registration Statement and subject to the satisfaction of certain other conditions, the Private Equity Investors will purchase two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The Private Equity Investors purchased such shares of Series E Preferred on July 15, 1998. See Subsequent Events. Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company may from time to time put (each, a "Put") to the Private Equity Investors shares of the Common Stock for an aggregate Put price of $13,000,000. The Put price per share is an amount equal to 85% of the average of the lowest bid prices of such Common Stock over the seven day period beginning three days before and ending three days after the Company gives notice of a Put.

Under the terms of the Private Equity Agreement, the Company agreed to hold $1,000,000 of the proceeds received on the Subscription Date in cash or government securities until the Company (i) receives shareholder approval for the issuance of 20% or more of its Common Stock in connection with the transactions contemplated by the Agreement (the "Required Approval") or (ii) is able to increase its issued and outstanding Common Stock by at least 4,000,000 shares via the conversion of Convertible Preferred Stock (other than Common Stock to be issued in connection with the Private Equity Agreement). If neither of these events has occurred within 90 days after the Subscription Date, the Company must return the $1,000,000 plus a 10% premium, to the Private Equity Investors. On May 29, 1998, the Company held a Special Meeting of its stockholders at which time the stockholders approved the increase in the Company's Common Stock to 60,000,000 shares and its Preferred Stock to 3,000,000 shares, thus removing the Company's obligation to hold the $1,000,000 cited above.

The Private Equity Investors are not obligated to purchase the Series E Preferred or any Put shares unless, among other things, (i) the Company has received the Required Approval, (ii) the Registration Statement is filed (the Registration Statement must be effective in order for the Private Equity Investors to be obligated to purchase the Put shares), (iii) the Company is listed and its Common Stock is trading on a national exchange or quotation system, (iv) the closing bid price of the Common stock on the day immediately preceding such purchase is at least $1.50 per share, and (v) the Common Stock has traded at an average volume of at least 25,000 shares a day for the thirty trading days preceding such purchase. Based upon the Company's satisfaction of these conditions, on June 29, 1998, the Private Equity Investors became obligated to buy the Series E Preferred which resulted in $1,890,000 net proceeds received by the Company on July 15, 1998. See Subsequent Events.

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

On the Subscription Date, the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Common Stock and received additional Warrants to purchase up to an aggregate of 100,000 of such shares on July 15, 1998. The Warrants are exercisable for five years at an exercise price of 120% of the average closing bid price of the Common Stock over the five trading days preceding the Subscription Date.

On the Subscription Date, the Company paid the Placement Agent, a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Common Stock and (iv) 20,000 shares of Common Stock and (v) attorney fees of $30,000. In addition, the Company paid an amount equal to 5% of the proceeds of such purchase and an option to purchase 500,000 shares of Common Stock at $1.875 per share and an option to purchase 500,000 shares of UTTC(TM) common stock at $1.00 per share to Adirondack Capital L.L.C., the Managing Director of which is a director of the Company. On the completion of each Put by the Company pursuant to the Series E Agreement, the Company has agreed to pay the Placement Agent and Adirondack Capital L.L.C. each, an amount equal to 5% of the proceeds of each such Put.

5.  NOTE RECEIVABLE - THE DOVER GROUP, INC.
    ---------------------------------------

On May 1, 1997, David N. Rosensaft commenced an action in the U.S. District Court for the Southern District of New York captioned Rosensaft v. The Ashton Technology Group, Inc., et al, No. 97 Civ. 3138 ("the Rosensaft lawsuit"). On March 4, 1998, the U.S. District Court entered an order awarding damages against The Dover Group, Inc. ("Dover") and Mr. Fredric W. Rittereiser, a director and officer of the Company, in the amount of $1.2 million. Mr. Rittereiser is the sole shareholder, director, and officer of Dover. Dover and Mr. Rittereiser offered to settle the litigation for, among other things, a cash payment of $1.2 million. On April 7, 1998, the Company's Board of Directors, after due deliberation, concluded that the Company and its UTTC(TM) subsidiary derived mutual benefit from the Rosensaft settlement by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC(TM) agreed to fund one-third of the Rosensaft settlement amount. On April 8, 1998, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual rate of 9%, payable semi-annually, for thirty months. In exchange for the loan to satisfy the Rosensaft settlement, Dover pledged 300,000 shares of the Company's Common Stock under its control and entered into a Promissory Note with the Company.

6.  LOSS PER COMMON SHARE
    ---------------------

Net loss                                                                       ($1,813,186)
Dividends in arrears on preferred stock/1/                                    (    385,793)
Recognition of beneficial conversion feature                                    (3,875,984)
 of preferred stock/2/
Net loss available to common stockholders                                      ($6,074,963)
Net loss per common share                                                     $       (.72)
                                                                        ==================


1   This number consists of $32,427 in dividends paid.  The remaining $353,366 represents the accumulated dividends for the Convertible Preferred Stock due and payable August 15, 1998.

2   The "Recognition of Beneficial Conversion Feature of Preferred Stock"
reflects the position of the Financial Accounting Standards Board Emerging Issues Task Force Topic D-60 ("Topic D-60"). Topic D-60 addresses the position of the accounting staff of the Securities and Exchange Commission regarding conversion features of convertible preferred stock and convertible debt securities that are "in the money" upon issuance, i.e. the conversion price is below the market price for the common stock. According to Topic D-60, an issuer of an equity security containing such a "beneficial conversion feature" must allocate to additional paid-in capital an amount equal to the intrinsic value of such conversion feature. The discount resulting from the allocation of proceeds to the "beneficial conversion feature" is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. The net effect of Topic D-60 causes an increase in the Net Loss Available to Common Shareholders in computing net loss per common share. There is no impact on the Company's net loss, cash flows, or stockholders, equity.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this form 10-QSB. Such forward-looking statements speak only as of the date of this form 10-QSB. For discussion of the factors that might cause performance of the Registrant to differ with actual results, see
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF FISCAL 1999 COMPARED TO FIRST QUARTER OF FISCAL 1998.
          ----------------------------------------------------------------------

On a consolidated basis, the Company had revenues of $443,562 for the quarter ended June 30, 1998 compared to revenues of $1,334,202 for the quarter ended June 30, 1997. All of the Company's revenues, and the related "cost of revenues" for the quarter ended June 30, 1997 were generated by Computer Science Innovations, Inc. ("CSI(R)"). The Company sold this subsidiary in the third quarter of last fiscal year ended March 31, 1998. All of the Company's revenues for the quarter ended June 30, 1998 were generated by GA.

During the three months ended June 30, 1998, the Company incurred a net loss of $1,813,186 as compared to the three months ended June 30, 1997, in which the Company incurred a net loss of $921,526. Of this $1,813,186 loss, approximately $250,000 are one-time expenses associated with the preparation of a Proxy Statement for the Company's special stockholders' meeting on May 29, 1998 and the Registration Statement on Form S-3, as amended, which the Company was required to file with the Securities and Exchange Commission in connection with its financings. The remainder of the increase in the loss is attributable to larger payroll costs due to increasing staff at GA and UTTC(TM) to build an organization capable of launching the Company's products; office expenses increased for the new space required by GA in Concord, MA, and the UTTC(TM) New York office space.


Cost of Revenues

The cost of revenues for the three months ended June 30, 1997 were attributable solely to CSI(R). Since the sale of CSI(R) in November 1997, all revenues have been generated by consulting or other services and, as a result, the cost of such revenues are reflected as Selling, General and Administrative expenses. See Selling, General, and Admistrative Expenses, below.


Computer Software Development Costs

During the three months ended June 30, 1998, the Company incurred $61,375 of computer software development costs of which $10,229 was expensed and included in "selling, general and administrative expenses" and $51,146 which was capitalized. For the three months ended June 30, 1997, the Company incurred $257,640 of development costs of which $21,500 was expensed and $236,140 was capitalized. Of this amount, approximately $75,000 was paid to CSI(R) for its subcontract work on the Company's volume weighted average price trading system (the "VTS System").

In addition to the development costs on the VTS System, the Company is also developing additional systems which are being expensed as costs are incurred. These expenses amounted to $122,749 for the quarter ended June 30, 1998, which, together with the capitalized and expensed development costs referred to in the above paragraph are approximately the same as those development costs incurred by the Company during the same period in the last fiscal year.


Capital Equipment

During the three months ended June 30, 1998, the Company spent $192,629 for the acquisition of equipment, as compared to $61,873 for the three months ended June 30, 1997. The increase in capital expenditures during this fiscal quarter are attributable to updating the communications interface from the WorldCom, Inc./CompuServe Network Services, Inc. communications network to the VTS System and purchasing production equipment for the VTS System.


Selling, General, and Administrative Expenses

During the three months ended June 30, 1998, the Company incurred $2,151,763 of Selling, General and Administrative (SG&A) expenses, as compared to $861,899 for the three months ended June 30, 1997. On a per company basis, SG&A costs were $1,100,132 for Ashton, $642,595 for UTTC(TM) and $409,036 for Gomez. The increase in SG&A is attributable to larger payroll costs due to increasing staff at GA and UTTC to build an organization capable of launching our products; office expenses increased for the new space required by GA in Concord, MA, and the UTTC New York office space.


Liquidity

At June 30, 1998, the Company had cash and cash equivalents of $1,097,620, plus a subscription receivable of $1,890,000 which was converted to cash on July 15, 1998 (see Note 4 to the Notes to Unaudited Consolidated Financial Statements and Subsequent Events).

Based upon the Company's current plan of operations, it is anticipated that the net proceeds from the private placement of Series D Preferred completed in April 1998 and the Series E Preferred together with the "Put Rights" (when and if exercised), will provide sufficient working capital for at least the next 18 months. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there is a further delay in the introduction of the Company's Universal Trading System, (iii) the Company fails to develop successfully the market for its products, (iv) other opportunities arise which require significant investment, or (v) if the net proceeds from the Series D Preferred and Series E Preferred private placements prove to be insufficient for the Company's continued operations. In addition, the Company may require additional financing to complete any acquisition it may undertake. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of additional equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of Common Stock.


Subsequent Events

On July 13, 1998, Arthur J. Bacci agreed to join the Company as senior vice president and chief financial officer. Mr. Bacci will replace Robert A. Eprile as Chief Financial Officer. Mr. Bacci was most recently a management consultant with KPMG Peat Marwick and Price Waterhouse. See Exhibit 10.

On July 15, 1998, the Private Equity Investors completed the purchase of two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. On the Subscription Date the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 100,000 shares of Common Stock. The Warrants are exercisable for five years at an exercise price of 120% of average closing bid price of the Common stock over the five trading days preceding the Subscription Date. The Company paid the placement agent (i) $100,000 (5% of the proceeds), (ii) 0.1 shares of Series E Preferred, and (iii) a Warrant to purchase up to 60,000 shares of the Common Stock. In addition, an amount equal to 5% of the proceeds of such purchase will be paid to Adirondack Capital L.L.C., whose Managing Director is a director of the Company.

Pursuant to the Company's plan to grant options on 6,000,000 shares of Common Stock at $1.875 per share, which as adopted by the Board of Directors at its meeting on September 11, 1997, the Board authorized the Company to issue to its officers, directors, employees and to other contributors to the value of the Company in July 1998, options to purchase 4,760,000 shares of the Company's Common Stock. Of these, 3,987,500 were granted to executive officers and directors of the Company. The options granted to executive officers and directors of the Company will fully vest on July 15, 1999 and will expire on July 15, 2003.


Year 2000 Compliance

The Company has assessed the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the inability of certain information systems and automated equipment to recognize properly and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could fail or create erroneous results. The Company has determined that none of its systems and equipment present Year 2000 issues. Regardless of the Year 2000 compliance of the Company's systems and equipment, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. The potential liabilities and costs associated with Year 2000 compliance cannot be estimated with certainty at this time. Because of the uncertainties regarding others, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period. The Company is currently assessing the Year 2000 risks associated with third parties with which the Company has material relationships. The Company is also currently assessing whether a Year 2000 contingency plan should be developed, and the timetable for doing so if necessary.


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Alliant Techsystems, Inc. ("Alliant") with whom the Company has a contract for the production of certain ATED Encryption Devices, has demanded payment of approximately $292,000 under the contract, which the Company is contesting. On October 22, 1997, ATG(TM) filed a Compliant against Alliant in the Court of Common Pleas, County of Philadelphia, Pennsylvania for damages and failure of Alliant to perform its obligations under its contract with ATG(TM). On December 15, 1997, Alliant filed its Answer and Counterclaims seeking damages in an amount "in excess of $50,000". Both sides have conducted extensive discovery.

Since the filing of the original lawsuit on October 22, 1997, ATG(TM) encountered warranty related problems while testing the ATED Encryption Device. Alliant has failed to address the reported problems. As a result, ATG(TM) has filed a second Complaint against Alliant for breach of warranty. The second action was commenced on July 20, 1998 and seeks damages in excess of $50,000.

(See also Note 5 to the Notes to Unaudited Consolidated Financial Statements).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

As further described in Notes 2, 3 and 4 of the Company's Unaudited Consolidated Financial Statements, the Company has sold five series of Convertible Preferred Stock, and warrants connected thereto, to accredited investors pursuant to Regulation D and Regulation S under the Securities Act during the last four fiscal quarters.

(Item 3 has been omitted since the item is either inapplicable or the answer is negative)

ITEM 4.   MATTERS SUBMITTED TO SHAREHOLDERS FOR VOTE

On May 29, 1998, the Company held a Special Meeting of its stockholders at which time the stockholders approved the increase in the Company's Common Stock to 60,000,000 shares and its Preferred Stock to 3,000,000 shares.

ITEM 5.   OTHER INFORMATION


Electronic Market Center, Inc.

On June 4, 1998, the Company formed EMC as a wholly owned subsidiary, that is expected to operate and market the Company's to be developed distributed open finance system ("open finance"), the electronic market center ("eMC(TM)"). The Company intends to design eMC(TM) for interactive market access by member users and to provide a global electronic distribution channel for all types of financial products and services. Although the Company has designed the specifications for the eMC(TM), there can be no assurance that the Company will be able to finance the development or to actually develop such finance system.

ATG(TM) International, Inc.

On July 2, 1998, the Company formed a wholly owned subsidiary, ATG(TM) International, Inc. The international markets represent potentially significant growth for the application of ATG(TM)'s technology and skills to the development of proprietary online transaction systems for global financial markets. In November 1997, the Company entered into a strategic initiative with Tianjin New Hong Chen Technology & Trading Company to introduce its online trading technology and systems to the financial markets in China.

(See also "Subsequent Events" in Item 2 of Part I above.)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits


     Exhibit 10    - Employment Agreement with Arthur J. Bacci.


     Exhibit 11    - Earnings per share computation.


     Exhibit 27    -  Financial Data Schedule


(B)  Reports on Form 8-K


     May 29, 1998  -  Results of Voting at Special Meeting of Stockholders



                                 EXHIBIT INDEX

                                                       Page
                                                       ----
Exhibit 10
----------

Employment Agreement with Arthur J. Bacci............  II-1


Exhibit 11
----------

Earnings per share computation.......................  II-7


Exhibit 27
----------

Financial Data Schedule..............................  II-8

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       The Ashton Technology Group, Inc.
                                       ---------------------------------
                                                  (Registrant)

Date: August 14, 1998                  By:  /s/ John A. Blohm
     ----------------------------         ------------------------------
                                           John A. Blohm
                                           Executive Vice President
                                           Secretary and Treasurer