Form 10QSB
period 1998-09-30
ASHTON TECHNOLOGY GROUP INC
filed 1998-11-12
CIK 1003740

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Quarter Ended                 Commission File Number

          SEPTEMBER 30, 1998                              1-11747
          ------------------                              -------


                       THE ASHTON TECHNOLOGY GROUP, INC.
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)


          DELAWARE                                     22-6650372
          --------                                     ----------
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


Number of shares of common stock outstanding on September 30, 1998:  9,884,316
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


                                 Yes       No __
                                      --

                       THE ASHTON TECHNOLOGY GROUP, INC.

                              INDEX - FORM 10-QSB

                              SEPTEMBER 30, 1998

PART I - FINANCIAL INFORMATION                                             PAGE
-------------------------------                                            ----
ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - September 30, 1998 and March 31, 1998.  4

        Consolidated Statements of Operations -
        For the Three and Six Months Ended September 30, 1998 and 1997......  5

        Consolidated Statements of Cash Flows -
        For the Six Months Ended September 30, 1998 and 1997................  6

        Notes to Unaudited Consolidated Financial Statements................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS............................................... 14


PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS................................................... 18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................... 19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE..................................... 19

ITEM 5. OTHER INFORMATION................................................... 19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................... 20

SIGNATURES.................................................................. 24

                        PART I - FINANCIAL INFORMATION


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


ITEM 1. FINANCIAL STATEMENTS

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998
                                  (UNAUDITED)

                                                                                SEPTEMBER 30, 1998     MARCH 31, 1998
                                                                                -------------------  ------------------
                                                                                    (UNAUDITED)          (AUDITED)
ASSETS

Cash and cash equivalents....................................................       $  1,197,548           $    815,680
Accounts receivable and prepayments..........................................            313,938                130,843
Current portion of notes receivable...........................................           107,227                103,619
Stock subscriptions receivable...............................................                ---                245,000
                                                                                   -------------        ---------------
     Total current assets....................................................          1,618,713              1,295,142
Notes receivable, net of current portion.....................................            784,033                458,040
Property and equipment, net..................................................          1,047,568                849,799
Investment in E.Com International, Inc.......................................            105,000                105,000
Capitalized software development costs.......................................            190,707                224,686
Other assets.................................................................             58,897                 65,353
                                                                                   -------------        ---------------
          TOTAL ASSETS.......................................................       $  3,804,918           $  2,998,020
                                                                                   =============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses........................................       $    219,117           $  1,736,447
Notes payable................................................................             25,000                 25,000
Other liabilities............................................................              9,000                    ---
                                                                                  --------------        ---------------
     Total current liabilities...............................................            253,117              1,761,447

STOCKHOLDERS' EQUITY:
Preferred stock - Series A - par value: $10; shares  authorized:
 3,000,000; shares issued and outstanding; 251,968 and 250,000...............          2,519,688              2,500,000
Preferred stock - Series B - par value: $10; shares authorized:
 590,000; shares issued and outstanding; 587,500 and 460,000.................          5,875,000              3,188,875
Preferred stock - Series C - par value: $10; shares authorized:
 590,000; shares issued and outstanding; none and 55,000.....................                ---                550,000
Preferred stock - Series D - par value: $1,000,000; shares
 authorized: 10; shares issued and outstanding; 2.349 and none...............          2,348,950                    ---
Preferred stock - Series E - par value: $1,000,000; shares
 authorized: 10; shares issued and outstanding; 2.1 and none.................          2,100,000                    ---
Common stock - par value: $.01; shares authorized: 60,000,000;
 shares issued and outstanding;  9,884,316 and 8,143,571.....................             98,843                 81,436
Additional paid-in capital...................................................         25,623,959             15,730,870
Deferred consulting expense..................................................           (149,219)              (438,281)
Accumulated deficit..........................................................        (34,865,420)           (20,376,327)
                                                                                  --------------        ---------------
Total stockholders' equity...................................................          3,551,801              1,236,573
                                                                                  --------------        ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................       $  3,804,918           $  2,998,020
                                                                                  ==============        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                      (UNAUDITED)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ------------------------------      -----------------------------
                                                             1998               1997             1998              1997
                                                         -----------        -----------      -----------       -----------

Revenues............................................     $   208,390        $ 1,500,855      $   651,952       $ 2,835,057
                                                         -----------        -----------      -----------       -----------
Costs and expenses:
 Cost of revenues...................................             ---          1,084,747              ---         2,189,663
 Amortization of software development costs.........          47,677             53,900           95,354            98,200
 Depreciation and amortization......................          93,853            127,045          186,629           243,954
 Noncash compensatory charges.......................       4,626,136                ---        4,626,136               ---
 Selling, general and administrative................       2,710,420          1,171,730        4,862,183         2,026,302
                                                         -----------        -----------      -----------       -----------
     Total costs and expenses.......................       7,478,086          2,437,482        9,770,302         4,558,119
                                                         -----------        -----------      -----------       -----------

Loss from operations................................      (7,269,696)          (936,627)      (9,118,350)       (1,723,062)


Other expenses:
 Net interest income (expense)......................          39,973            (56,597)          75,441           (87,027)
 Private placement costs............................             ---            (55,000)             ---          (110,002)
                                                         -----------        -----------      -----------       -----------
     Total other income (expenses)..................          39,973           (111,597)          75,441          (197,029)
                                                         -----------        -----------      -----------       -----------

Loss before provision for income taxes and minority
 interest in earnings of subsidiary.................      (7,229,723)        (1,048,224)      (9,042,909)       (1,920,091)
Provision for income taxes..........................             ---                ---              ---           (14,026)
                                                         -----------        -----------      -----------       -----------
Loss before minority interest in earnings of
 subsidiary.........................................      (7,229,723)        (1,048,224)      (9,042,909)       (1,934,117)
Minority interest in earnings of subsidiary.........             ---            (10,994)             ---           (21,687)
                                                         -----------        -----------      -----------       -----------
Net loss............................................     $(7,229,723)       $(1,059,218)     $(9,042,909)      $(1,955,804)
                                                         ===========        ===========      ===========       ===========
Net loss per share..................................     $      (.80)       $      (.14)     $     (1.03)      $      (.26)

Dividends attributed to preferred stock.............         362,699                 --          362,699                --
                                                         -----------        -----------      -----------       -----------
Net loss applicable to common stock.................     $(7,592,422)       $(1,059,218)     $(9,405,608)      $(1,955,804)
                                                         ===========        ===========      ===========       ===========

Net loss applicable per common share................     $      (.99)       $      (.14)     $     (1.68)      $      (.26)
                                                         ===========        ===========      ===========       ===========
Weighted average number of common shares
 outstanding........................................       9,034,175          7,562,500        8,760,604         7,562,500
                                                         ===========        ===========      ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                    -----------------------------------
                                                                         1998                  1997
                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................................   $ (9,042,909)         $ (1,955,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization..................................        281,983               342,154
  Increase in minority interest in subsidiary....................            ---                21,687
  Noncash compensatory charge for common stock options...........      4,626,136                   ---
  Deferred consulting costs......................................        289,062                   ---
Changes in operating asset and liabilities
  (Increase) in receivables and prepayments......................       (183,095)             (131,620)
  (Increase) in notes receivable.................................       (380,000)                  ---
  Decrease in stock subscription receivable......................        245,000                   ---
  Decrease in other assets.......................................          6,456                   ---
  (Decrease) in accounts payable and accrued expenses............     (1,517,330)               (4,386)
  Increase (Decrease) in other liabilities.......................          9,000               (49,149)
                                                                    ------------          ------------
    Net cash used in operating activities........................     (5,665,697)           (1,777,118)
                                                                    ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets.......................................       (382,769)              (79,290)
  Cash received from notes receivable............................         50,399                   ---
  Capitalized software development costs.........................        (61,375)             (320,790)
                                                                    ------------          ------------
    Net cash used in investing activities........................       (393,745)             (400,080)
                                                                    ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid in cash.........................       (319,062)                  ---
  Issuance costs for notes payable                                           ---              (379,645)
  Issuance costs for preferred stock.............................       (864,628)                  ---
  Issuance costs for common stock................................       (150,000)                  ---
  Proceeds from issuance of notes payable                                    ---             3,000,000
  Proceeds from issuance of preferred stock......................      6,275,000                   ---
  Proceeds from issuance of common stock.........................      1,500,000                   ---
                                                                    ------------          ------------
    Net cash provided by financing activities....................      6,441,310             2,620,355
                                                                    ------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................        381,868               443,157
Cash and cash equivalents, beginning of period...................        815,680                60,841
                                                                    ------------          ------------
Cash and cash equivalents, end of period.........................   $  1,197,548          $    503,998
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

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     -------------------------------------------------

The accompanying unaudited consolidated financial statements for the three months and six months ended September 30, 1998 include the accounts of The Ashton Technology Group, Inc. ("ATG(TM) or the "Company") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM), Gomez Advisors, Inc. ("GA"), ATG(TM) International ("International") and electronic Market Center, Inc. ("EMC"). As of September 30, 1998, all subsidiaries are wholly owned by ATG(TM) except UTTC(TM), of which the Company owns approximately 96% of the common stock. Also included is REB Securities, Inc. ("REB"), a wholly-owned subsidiary of UTTC(TM). The financial statements for the year ended March 31, 1998 do not include International, EMC, or REB, which were formed by ATG(TM) in July, June and April 1998, respectively. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated statements of operations for the three months and six months ended September 30, 1997, respectively, and the accompanying unaudited consolidated statements of cash flows for the six months ended September 30, 1997 include the results of Computer Science Innovations, Inc. ("CSI(R)"). CSI(R) was a subsidiary of the Company. CSI(R) was incorporated in Florida in March 1983 and specialized in utilizing computer technologies and sophisticated mathematical techniques to address complex information retrieval and management problems. During the year ended March 31, 1998, CSI(R) was the primary revenue provider for the Company. On November 6, 1997, ATG(TM) sold CSI(R) to George H. Milligan and Susanne L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) forgiveness of a $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five year 8 1/4% note of $594,125. The Company recognized an accounting loss on the sale of $385,930; however, on a cash basis, the Company realized a gain on the sale of $101,992. In addition, the Company received cash in the amount of approximately $340,000 due to a Tax Allocation Agreement.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions for Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of the interim periods presented. These financial statements should be read in conjunction with the footnotes contained in the Company's 10-KSB for the fiscal year ended March 31, 1998. The Statements of Operations for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999.

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

2.   ACCOUNTS RECEIVABLE AND PREPAYMENTS
     ------------------------------------

Accounts receivable and prepayments are primarily attributable to GA and consist of billed receivables arising from recognized revenues. Revenues include GA advisory service fees and advertising income.

3.   CERTAIN TRANSACTIONS
     --------------------

The Company and Raymond T. Tate ("Tate"), formerly Chairman of the Board, entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Tate to act as a consultant to CSI(R) for the period from October 22, 1996 to December 31, 1998. As compensation for such services, the Company agreed to pay Raymond Tate Associates and Tate $120,000 per annum and certain other expenses. The total cost of the consulting Agreement was charged to operations during the year ended March 31, 1997 and was included in corporate restructuring costs. Tate also agreed not to compete with the Company in the Financial Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement. For the six months ended September 30, 1998, the Company paid Raymond Tate Associates and Tate $63,000.

On May 1, 1997, David N. Rosensaft ("Rosensaft") commenced an action in the U.S. District Court for the Southern District of New York captioned Rosensaft v. The Ashton Technology Group, Inc., et al, No. 97 Civ. 3138 ("the Rosensaft lawsuit"). On January 14, 1998, the Company entered into an agreement with The Dover Group, Inc. ("Dover") and Fredric W. Rittereiser (a director of the Company), whereby Dover and Mr. Rittereiser agreed to reimburse $413,980 in legal costs associated with the Rosensaft lawsuit to the Company to the extent such costs were not covered by the Company's directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 333,334 shares of UTTC(TM) stock as collateral in support of their agreement to pay the legal costs. The Company has submitted a claim to its insurance carrier in the full amount of such legal costs. To date, the Company and its insurance carrier have not reached agreement as to whether the legal costs are covered by the directors' and officers' liability insurance policy. On March 4, 1998, the U.S. District Court entered an order awarding damages against Dover and Mr. Rittereiser, in the amount of $1.2 million. Mr. Rittereiser is the sole shareholder, director and officer of Dover. Dover and Mr. Rittereiser offered to settle the litigation for, among other things, a cash payment of $1.2 million. On April 7, 1998, the Company's Board of Directors, after due deliberation, concluded that the Company and its UTTC(TM) subsidiary derived mutual benefit from the Rosensaft settlement by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC(TM) agreed to fund one-third of the Rosensaft settlement amount. On April 8, 1998, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual rate of 9%, payable semi-annually, for thirty months. In exchange for the loan to satisfy the Rosensaft settlement, Dover pledged 300,000 shares of the Company's common stock ("Common Stock") under its control and entered into a Promissory Note with the Company.

On November 4, 1997, Ashton sold CSI(R) to a trust created by the Computer Science Innovations Inc. leveraged ESOP for $1,723,000. The Company received $600,000 in cash, a $594,125 five-year 8 1/4% note and the forgiveness of $528,875 due to CSI(R), which included $28,875 of accrued interest. Based on rates of return currently available to the Company for investments with similar terms and maturities, the fair value of the note receivable approximates the carrying amount. As of September 30, 1998, the outstanding balance of the note is $511,260.

Since 1996, the Company has utilized Dover for various services including advising the Company on its acquisitions of UTTC(TM) and CSI(R) and consulting services related to the Company's financings and product development efforts. Mr. Rittereiser, the Company's President and Chief Executive Officer, is the Chairman of Dover. For the six months ended September 30, 1998, the Company paid consulting fees to Dover amounting to $90,000.

During 1998, the Company retained Richard Butler (or Kilkenny Consulting, an entity controlled by Richard Butler), a member of the Company's board of directors, to provide strategic marketing services. For the six months ended September 30, 1998, the Company paid consulting fees to Richard Butler and Kilkenny Consulting amounting to $45,000.

During 1997, the Company retained Adirondack Capital, L.L.C. to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's board of directors, is a Managing Director of Adirondack Capital, L.L.C. For the six months ended September 30, 1998, the Company paid consulting fees and reimbursed expenses to Adirondack Capital, L.L.C. amounting to $72,950. Additionally, the Company paid to Adirondack Capital, L.L.C. an amount equal to 5% of the proceeds from the sale of the Series C Preferred, the Series D Preferred, and the Series E Preferred and an option to purchase 600,000 shares of Common Stock at $1,875 per share and an option to purchase 600,000 shares of UTTC(TM) common stock at $1.00 per share. (See "Notes to Unaudited Financial Statements - Shareholders' Equity").

4.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years).

5.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS
     --------------------------------------

The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management. Capitalized software development costs related to the VWAP/TM/trading system ("VTS") amounted to $61,375 and $320,790 for the six months ended September 30, 1998 and 1997, respectively.

Capitalization of computer software cost is discontinued when the computer software product is available to be sold, leased or otherwise, marketed. Amortization begins when the product is available for release to customers. The Company is amortizing capitalized software costs related to the VTS system using the straight-line method over the estimated economic useful life, the average life of which is estimated at two years.

6.   INVESTMENT IN E.COM INTERNATIONAL, INC.
     ---------------------------------------

In November 1997, the Company entered into a strategic relationship with E.Com International, Inc. ("E.Com") to support its goal of providing remote wireless access to its family of online transaction systems. Under this relationship, the Company is the exclusive distributor of E.Com's products for the professional financial services market. E.Com develops and markets integrated wireless mobile computing devices, which provide user access to the Internet, corporate networks, and remote databases. As the exclusive distributor of E.Com products to the professional financial services market ATG(TM) will be able to offer its proprietary online transaction products and the Company's VTS(TM) system. The Company has purchased 35,000 shares of E.Com common stock and warrants to purchase E.Com common stock at $3.00 per share in a private placement.

7.   SHAREHOLDERS' EQUITY
     --------------------

On April 3, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement (the "Private Equity Agreement" or "Agreement") with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $3,000,000 and the Company agreed to promptly file a registration statement with the Securities and Exchange Commission ("SEC" or "Commission") under the Securities Act of 1933, as amended, registering shares of Common Stock issuable in connection with the transactions contemplated by the Private Equity Agreement (the "Registration Statement"). The Company filed this Registration Statement with the Commission on June 29, 1998 and it became effective on August 13, 1998. The Agreement provided that the Private Equity Investors would be obligated to purchase Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The Private Equity Investors purchased such shares of Series E Preferred on July 15, 1998.

In addition, on the Subscription Date, the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Common Stock and received additional Warrants to purchase up to an aggregate of 100,000 such shares on July 15, 1998. The Warrants are exercisable for five years at an exercise price of 120% of the average closing bid price of the Common Stock over the five trading days preceding the Subscription Date.

The Series D Preferred could not be converted into Common Stock until the earlier of (i) 60 days following the Subscription Date or (ii) the date the Registration Statement had been filed. The conversion price of the Series D Preferred is an amount equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred is 80% of the Market Price. Each of the Series D Preferred and Series E Preferred (i) ranks pari passu with the other authorized Preferred Stock of the

Company and (ii) is entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. Between August 20, 1998 and August 21, 1998,
 .825 shares of the Series D Preferred were converted into 429,522 shares of Common Stock.

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

The Private Equity Investors are not obligated to purchase any Put shares unless, among other things, (i) the Registration Statement is effective, (ii) the Company is listed and its Common Stock is trading on a national exchange or quotation system, (iii) the closing bid price of the Common stock on the day immediately preceding such purchase is at least $1.50 per share, and (iv) the Common Stock has traded at an average volume of at least 25,000 shares a day for the thirty trading days preceding such purchase.

On September 1, 1998, the Company entered into an agreement with the Private Equity Investors to amend the Private Equity Line of Credit. The Amendment clarifies that each of the Private Equity Investors may not beneficially own more than 4.99 percent of the Company's Common Stock at one time, including Common Stock underlying convertible securities that would be deemed to be beneficially owned pursuant to section 13(d) of the Securities Exchange Act of 1934 and Rule 13d-3 promulgated thereunder. (See "Exhibit Item 6(B) - Reports on Form 8K").

On August 20, 1998 and on September 22, 1998, the Company placed a Put to the Private Equity Investors in the amount of $750,000, each. On August 31, 1998, the Company issued 376,471 shares of Common Stock to the Private Equity Investors in connection with the August 20, 1998 Put. On September 29, 1998, the Company issued 570,410 shares of Common Stock to the Private Equity Investors in connection with the September 22, 1998 Put.

On the Subscription Date, the Company paid Settondown Capital International Ltd. (the "Placement Agent"), a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Common Stock, (iv) 20,000 shares of Common Stock and (v) attorney fees of $30,000. On July 15, 1998, the Company paid the Placement Agent, $100,000 and 0.1 shares of Series E Preferred and a Warrant to purchase up to 60,000 shares of Common Stock, on the same terms as the Warrant issued on the Subscription Date.

On the completion of each Put by the Company pursuant to the Private Equity Agreement, the Company has agreed to pay the Placement Agent and Adirondack Capital, L.L.C. each, an amount equal to 5% of the proceeds of each such Put. (See "Notes to Unaudited Financial Statements - Certain Transactions").

8.   EMPLOYEE STOCK OPTION PLAN
     --------------------------

Stock options are granted to officers, directors, employees and others who provide services to the Company at the discretion of the board of directors. During the quarter ended September 30, 1998, the Company issued options to purchase 4,760,000 shares of the Company's common stock to officers, directors and employees of the Company pursuant to the Company's plan to grant 6,000,000 shares of common stock at $1.875. Additional 225,000 options were issued to consultants and other professionals who provided services to the Company. A summary of the status of Company's employee stock options as of September 30, 1998 is as follows:

                                                                   SEPTEMBER 30, 1998
                                                       ---------------------------------------
                                                                           WEIGHTED-AVERAGE
                                                             OPTIONS        EXERCISE PRICE
                                                       ---------------------------------------
               Outstanding at beginning of year......           450,000        $  6.28
               Granted during period.................         4,760,000          1.875
                                                       ---------------------------------------
               Outstanding at end of period..........         5,210,000        $  2.26
                                                       ---------------------------------------

The following table summarizes information about stock options outstanding and exercisable at September 30, 1998:

                                                               WEIGHTED
                                       NUMBER                  -AVERAGE
          RANGE OF EXERCISE        OUTSTANDING AND             REMAINING             EXERCISE
                PRICE                EXERCISABLE            CONTRACTUAL LIFE          PRICE
          -----------------------------------------------------------------------------------
              $4.00-14.25              270,000                 7.5 years              $ 6.28

The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.6%, (ii) expected life of five years,
(iii) expected volatility of 20%, and (iv) expected dividends of zero.

In addition, as of September 30, 1998, the Company had reserved 7,045,000 options to purchase shares of GA's common stock for issuance to directors, officers and employees at GA and ATG(TM) in connection with employment agreements or as incentives for attracting employees to GA and the Company. A summary of the status of GA's employee stock options as of September 30, 1998 is as follows:

                                                                SEPTEMBER 30, 1998
                                                     ---------------------------------------
                                                                           WEIGHTED-AVERAGE
                                                           OPTIONS          EXERCISE PRICE
                                                     ---------------------------------------
          Outstanding at beginning of period......              ---            $     ---
          Granted during period...................        6,935,000                  .44
                                                     ---------------------------------------
          Outstanding at end of period............        6,935,000            $     .44
                                                     ---------------------------------------

The following table summarizes information about GA stock options outstanding and exercisable at September 30, 1998:



                                                     WEIGHTED-
                              NUMBER                  AVERAGE
RANGE OF EXERCISE        OUTSTANDING AND             REMAINING             EXERCISE
     PRICE                 EXERCISABLE            CONTRACTUAL LIFE          PRICE
------------------------------------------------------------------------------------
   $.01-1.00                 4,000,000               6.25 years            $  .26
------------------------------------------------------------------------------------

The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5%, (ii) expected life of 6.25 years, (iii) expected volatility of 20%, and (iv) expected dividends of zero.

In 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123. During the period ended September 30, 1998, the Company recognized a noncash compensation charge of $4,367,809 to reflect the excess of the fair value of the GA options granted over the exercise price of the GA options granted. The Company also recognized a noncash compensatory charge of $258,327 for non-employee options issued to consultants and professional advisors. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                   AS REPORTED                                         PRO FORMA
                    -------------------------------------------------------------------------------------------------
                    FOR THE SIX MONTHS       FOR THE SIX MONTHS       FOR THE SIX MONTHS       FOR THE SIX MONTHS
                      ENDED SEPTEMBER        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                         30, 1998                   1997                     1998                     1997
                    -------------------------------------------------------------------------------------------------
Net loss........        $(9,042,909)             $(1,955,804)             $(10,884,303)            $(1,955,804)
Loss per share..        $     (1.03)             $      (.26)             $      (1.24)            $      (.26)

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     -------------------------------------

Accounts payable and accrued expenses consist entirely of accrued professional fees and other expenses.

10.  NOTES PAYABLE
     -------------

On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) up to 250,000 shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) up to 250,000 shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). One holder of UTTC(TM) convertible and non-convertible notes totaling $25,000 did not exchange notes for the Series B Preferred.

11.  COMPUTATION OF PER SHARE INFORMATION
     ------------------------------------

Basic loss per share is computed by dividing net loss attributed to common stock by the weighted average common share outstanding for the period. Basic loss per share for the six months ended September 30, 1998 and 1997 are calculated as follows:

                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                               1998               1997
                                                          -------------------------------
     Net loss...........................................  $ (9,042,909)       $(1,955,804)
     Dividends paid on preferred stock..................      (362,699)               ---
     Dividends in arrears on preferred stock/1/.........      (213,960)               ---
     Recognition of beneficial conversion feature
     of preferred stock/2/..............................    (5,083,484)               ---
                                                          -------------------------------
     Net loss available to common stockholders..........  $(14,703,052)       $(1,955,804)
                                                          ===============================

     Net loss per common share..........................  $      (1.68)       $      (.26)
                                                          ===============================

12.  RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

________________________________________________________________________________

/1/ This number represents the accumulated but unpaid dividends for the Series A Preferred, Series B Preferred, Series D Preferred and Series E Preferred through September 30, 1998.

/2/ The "Recognition of Beneficial Conversion Feature of Preferred Stock" reflects the position of the Financial Accounting Standards Board Emerging Issues Task Force Topic D-60 ("Topic D-60"). Topic D-60 addresses the position of the accounting staff of the Securities and Exchange Commission regarding conversion features of convertible preferred stock and convertible debt securities that are "in the money" upon issuance, i.e. the conversion price is below the market price for the common stock. According to Topic D-60, an issuer of an equity security containing such a "beneficial conversion feature" must allocate to additional paid-in capital an amount equal to the intrinsic value of such conversion feature. The discount resulting from the allocation of proceeds to the "beneficial conversion feature" is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. The net effect of Topic D-60 causes an increase in the Net Loss Available to Common Stockholders in computing net loss per common share. There is no impact on the Company's net loss, cash flows or stockholders' equity.

13.  RECENTLY ADOPTED ACCOUNTING STANDARDS
     -------------------------------------

In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The adoption of this statement does not change net loss per common share for the periods ended September 30, 1998 and 1997. Net loss per common share is computed using the weighted-average number of shares outstanding.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS No. 132; Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 132 revises employer's disclosures about pensions and other postretirement benefit plans. Adoption of these statements had no significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS OF FISCAL 1998 COMPARED TO SIX MONTHS OF FISCAL 1997.
----------------------------------------------------------------

OVERVIEW

The Company is engaged in the development and commercialization of online transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of electronic commerce ("e-commerce"). The Company is currently organized as a parent company which has four subsidiaries:
(1) Universal Trading Technologies Corporation ("UTTC"(TM)), (2) Gomez Advisors, Inc. ("GA"), (3) Electronic Market Center, Inc. ("EMC"), and (4) ATG (TM) International, Inc ("International"). As of September 30, 1998, all subsidiaries are wholly-owned, except for UTTC(TM), of which the Company owns approximately 96% of the common stock. REB Securities Inc. ("REB") is a wholly-owned subsidiary of UTTC(TM).


For the six months ended September 30, 1998, GA generated all of the Company's revenues. The Company continues to work with the Philadelphia Stock Exchange ("PHLX") while the PHLX seeks regulatory approval to operate the VTS(TM) system. At the same time, the Company is exploring other options to operate the VTS(TM) system and to pursue other means of generating revenue. The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the VTS(TM) system, success in hiring the appropriate personnel, market acceptance of the Company's products, and developement of a revenue stream from the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results are materially and adversely affected while revenue is not generated from the Company's products. The Company's limited operating history and dependence upon the operation of its VTS (TM) system makes the prediction of future operating results difficult. Although the Company has undertaken several initiatives to activate its VTS (TM) system and develop additional sources of revenue, there can be no assurance that the Company's products will become operational or the Company will obtain profitability.

At September 30, 1998, the Company's consolidated total assets were $3,804,918 compared to $2,998,020 at March 31, 1998. Current assets totaled $1,618,713 compared to current liabilities of $253,117.

Stockholders' equity at September 30, 1998 increased to $3,551,801 from $1,236,573 at March 31, 1998 due primarily to the issuance of $1,275,000 of the Series B Preferred, $3,150,000 of the Series D Preferred, $2,100,000 of the Series E Preferred and the issuance of 946,881 shares of Common Stock for $1,500,000. Preferred stock dividends of $362,699 for the six months ended September 30, 1998 represent cash dividends of $319,062 and stock dividends comprised of 1,968.75 shares of Series A Preferred and .02395 shares of Series D Preferred.

RESULTS OF OPERATIONS

The results of the periods ended September 30, 1998 are not comparable to the same periods ended September 30, 1997 primarily as a result of the sale of the Company's CSI(R) subsidiary in November 1997, which had been the Company's primary source of revenue during the fiscal year ended March 31, 1998.

During the quarter ended September 30, 1998, the Company incurred a net loss of $7,229,723 as compared to a net loss of $1,059,218 for the same quarter the year before. Net loss for the six months ended September 30, 1998 was $9,042,909
compared to $1,955,804 for the same period the previous year.   Excluding
CSI(R), the net loss for the six months ended September 30, 1997 would have been $2,084,743.

On a consolidated basis, the Company's revenue for the quarter ended September 30, 1998 totaled $208,390 compared to $1,500,855 for the same quarter of 1997. For the six months ended September 30, 1998, the Company had revenues of $651,952 compared to revenues of $2,835,057 for the same six months of 1997. For the three months and six months ended September 30, 1998, GA generated
virtually all of the Company's revenue.   Excluding CSI(R), revenue for the
three months and six months ended September 30, 1997 would have amounted to $80,000, respectively.

Almost all of GA's revenue for the period from Inception (May 22, 1997) to September 30, 1997 was generated from advisory engagements with clients seeking to improve the quality of their Internet service offerings. For the six months ended September 30, 1998, GA's consulting revenue increased by $571,952 compared to the same period last year. During 1998, GA began to generate revenue from the sale of research products and by offering advertisements on its webpage. GA anticipates, on a forward-looking basis, that the acceptance of its internally developed Scorecard and the proprietary research and analysis underlying its news and editorial website ("Gomezwire") will enable GA to increase revenue by expanding its advisory services, attracting advertising from e-commerce vendors and by introducing other e-commerce segments on its Scorecard.

On April 8, 1997, the Company announced that UTTC(TM) had completed development of its VTS(TM) system. Although the VTS(TM) system has been operational since April of 1997, trading on the system as a faclity of the PHLX can not begin until the SEC approves Rule 237 as proposed by the PHLX. An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 27, 1997. The Company is continuing to work with the PHLX to obtain approval for the initial deployment of the VTS(TM) system. Until the SEC approves the PHLX proposed Rule 237, the VTS(TM) system will not be introduced at the PHLX and the VTS(TM) system will not generate any revenue operating as a facility of the PHLX. There can be no assurance that the SEC will ever approve the PHLX's proposed rule change or when such approval will occur.

The Company is exploring alternative options, other than the PHLX, for implementation and operation of the VTS(TM) system, which would not require
SEC approval of Rule 237 as proposed by the PHLX. On April 16, 1998, the SEC proposed new rules and rule amendments that, if adopted, will permit ATSs to choose whether to register as national securities exchanges, or to register as broker-dealers which must comply with additional requirements depending on their activities and trading volume. Additionally, the SEC proposed to exclude from rule filing requirements certain pilot trading systems to be launched by national securities exchanges and self-regulatory organizations collectively, ("SROs"). The latter regulation, if and when adopted, may allow the Company to introduce its products, regardless of whether the PHLX rule proposal is approved by the SEC. Anticipating adoption of these new regulations, the Company continues to explore the best structure for launching its electronic trading product and products under development, e.g. through an existing SRO facility, as a broker-dealer, or as a new and independent registered exchange.

In order to pursue launching the VTS(TM) system through a broker-dealer, the Company formed REB in April 1998. On June 18, 1998, REB's Registration Statement with the SEC was approved. During the quarter ended September 30, 1998, REB negotiated a letter of understanding with a major clearing firm to provide clearing services to REB. On September 24, 1998, REB filed applications with the National Association of Securities Dealers ("NASD") and with the PHLX to operate as a registered broker-dealer providing execution services for institutional investors using the VTS(TM) system regardless of the outcome of the PHLX's proposed rule. (See "Subsequent Events").

During the three months and the six months ended September 30, 1998, the Company incurred total costs and expenses of $7,478,086 and $9,770,302, respectively, compared to $2,437,482 and $4,558,119 for the same periods ended September 30, 1997. Excluding CSI(R), total costs and expenses for the three months and six months ended September 30, 1997 would have been $2,291,137 and $4,164,936, respectively.

During the three months and six months ended September 30, 1998, the Company capitalized system development costs related to the VTS(TM) system totaling $61,375, respectively, compared to $21,500 and $320,790 for the same periods last year. The Company believes the VTS(TM) system is available and ready to be marketed and has therefore ceased capitalization of computer software costs related to the VTS(TM) system.

During the period ended September 30, 1998, the Company entered into employment agreements with Julio Gomez, John Robb and Alexander Stein (See "Part II, Item
5. Other Information). Pursuant to the employment agreements, an aggregate of 3,000,000 Founders Options were granted to Messrs. Gomez, Robb and Stein at an exercise price of $.01 per share. The Founders Options are fully vested and exercisable. In addition, 1,400,000 options with an exercise price $.01 were granted to directors of the Company and to officers and directors of ATG(TM), which will vest and become exercisable one year after the completion of the issuance of a private placement memorandum (See "Subsequent Events"). Pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recognized a noncash compensation charge of $4,367,809 to reflect the excess of the fair value of the GA options granted over the exercise price of the GA options granted. The Company also incurred a noncash charge of $258,327 related to the issuance of non-employee stock options to consultants and professional advisors. The charges do not materially affect the balance sheet as the reduction in shareholders' equity is offset by an increase in additional paid-in capital.

Selling, general and administrative expenses ("SG&A"), excluding the noncash compensatory charge, totaled $2,710,420 and $4,862,183 for the three months and six months ended September 30, 1998, respectively, as compared to $1,171,730 and $2,026,302 for the same periods of 1997. Excluding CSI(R), SG&A for the three months and six months ended September 30, 1997 were $937,276 and $1,577,030, respectively.

For the six months ended September 30, 1998, GA's SG&A totaled $1,022,312 or 21% of the Company's total SG&A. GA's SG&A increased by $904,422 from the period from Inception (May 22, 1997) to September 30, 1997 due primarily to the full six months of operation, growth in staff, leasing of office facilities and other expenses incurred in building GA's infrastructure. The remaining increase of $2,380,731 in the Company's SG&A for the six months ended September 30, 1998 relative to the same period last year (excluding CSI(R)) is primarily a result of an 110% growth in staff and increases in consulting and professional fees.

The Company continues to invest in the enhancement, marketing and deployment of the VTS(TM) system as well as pursuing opportunities to deploy the Company's trading systems in the Asian and Canadian markets. The Company's efforts are focused on (i) enhancements to the VTS(TM)system, (ii) development of the eMC(TM), and (iii) development of the electronic Options Exchange System ("eOX(TM)"), an electronic crossing network for derivative products. The Company also continues to refine the design requirements and evaluate market acceptance of the electronic Auction System ("eAS(TM)") and the electronic Public Limit Order Book ("ePLOB(TM)").

The Company believes, on a forward-looking basis, that expenses will increase for 1998 as a whole, when compared to 1997. The Company believes that significant spending related to the enhancement, development and marketing of its products is required to remain competitive and establish the necessary trading volumes once the systems are implemented.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's principal source of liquidity consisted of cash and cash equivalents of $1,197,548. On April 3, 1998, the Company entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to the Company, subject to the satisfaction of certain conditions (See "Notes to Unaudited Consolidated Financial Statements - Shareholders' Equity"). As of September 30, 1998, the Company has drawn $6,500,000 of the total $18,000,000. The Company believes, on a forward-looking basis, that its cash, cash equivalents and cash flow from operations will not be sufficient to meet the presently anticipated cash requirements. Therefore, the Company anticipates placing additional Puts to the Private Equity Investors. Based upon the Company's current plan of operations, it is anticipated that the remaining amount available under the Private Equity Agreement will provide sufficient working capital for at least the next 12 months.

The Company's future capital requirements will depend on many factors, including the timing for launch of the VTS(TM) system, market acceptance of the Company's products, the timing and extent of spending to support new product development efforts and the timing of introduction of new products and enhancements to existing products. The Company may need additional financing in the future if
(i) the Company experiences unexpected costs, (ii) there are further delays in the introduction of the VTS(TM) system, (iii) the Company fails to develop successfully the market for its products, or (iv) other opportunities arise which requires significant investment. The Company may require additional financing to fund development of its products. If such financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 COMPUTER COMPLIANCE

The Company has assessed the potential impact of what is commonly referred to as the "Year 2000" or "Y2K" issue, concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could fail or create erroneous results. The Company is subject to the potential impact of the Y2K issue due to the nature of financial information and the potential impacts which may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's control.

The Company views its Y2K risks as arising from three primary sources: (i) internal software, hardware and equipment utilized in the operations of the Company; (ii) applications the Company has developed or is developing for use by its customers; and (iii) third parties with which the Company has material relationships.

The Company has determined that none of its critical internal systems and equipment presents Y2K issues. The Company is continuously acquiring and replacing both hardware and software and is obtaining Y2K compliance certifications with such purchases. The Company's systems interface electronically and operationally with software, hardware and equipment outside of the Company's control. The Company also contracts with third parties for such services as telecommunications. These third party vendors with whom the Company has material agreements are large publicly traded organizations. The Company is reviewing the publicly available Y2K disclosures of these vendors; however there can be no assurance that the Company will not be adversely affected by the failure of these third parties to become Y2K compliant.

The Company has also determined that none of the applications it has developed for use by its customers present Y2K issues. The Company is in the process of obtaining an independent certification of its VTS(TM) system's Y2K readiness. In addition, the Company's customers cannot enter or export non-Y2K compliant dates into the VTS(TM) system and all VTS(TM) business partners interact with the VTS(TM) system via Y2K compliant interfaces.

Since the Company's VTS(TM) system has not been activated, the potential liabilities and costs associated with the Y2K compliance issue cannot be estimated with certainty at this time. The potential costs, including any potential loss of revenue, would be dependent upon several factors including, but not limited to, the volume transacted through the Company's products, the Y2K readiness of customers utilizing the Company's products and the concentration of volume among the Company's customers. Because of these uncertainties regarding others, there can be no assurance that the Y2K issue will not have a material financial impact in any future period. Based upon these factors, the Company has no Y2K contingency plan.

SUBSEQUENT EVENTS

On October 20, 1998, REB was admitted to membership on the PHLX subject to acquisition of a seat on the PHLX stock exchange. ATG(TM) intends to deploy the VTS(TM) system through REB.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Alliant Techsystems, Inc. ("Alliant") with whom the Company had a contract for the production of certain ATED Encryption Devices, has demanded payment of approximately $292,000 under the contract, which the Company is contesting. On October 22, 1997, ATG(TM) filed a Compliant against Alliant in the Court of Common Pleas. County of Philadelphia, Pennsylvania ("PA") for damages and failure of Alliant to perform its obligations under its contract with ATG(TM). Since the filing of the oringinal lawsuit on October 22, 1997, ATG(TM) encountered warranty-related problems while testing the ATED encryption device. Alliant has failed to address the reported problems. As a result, ATG(TM) has filed a second Complaint against Alliant for breach of warranty. The second action was commenced on July 20, 1998 and seeks damages in excess of $50,000.
On December 15, 1997, Alliant filed its Answer and Counterclaims seeking damages in an amount "in excess of $50,000". Both sides have conducted extensive discovery. On October 1, 1998, Alliant filed a motion for summary judgement in this action and ATG(TM) is responding to this motion.

The Company believes that the above matter will not have a material adverse effect upon the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

As further described in the notes to the Company's unaudited consolidated financial statements, the Company has sold five series of Convertible Preferred Stock, and warrants connected thereto, pursuant to Regulation D and Regulation S under the Securities Act to accredited investors during the last four fiscal quarters and has exercised Puts under the terms of the Private Equity Agreement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE

On August 24, 1998, the Annual Meeting of Shareholders was held in Philadelphia, PA. At the meeting, the following individuals were nominated and elected to serve as officers and directors of the Company until the next annual meeting of shareholders or until their successors have been duly elected and qualified:

          Fredric W. Rittereiser        Robert A. Eprile
          John A. Blohm                 Richard Butler
          K. Ivan F. Gothner            William W. Uchimoto
          Fred S. Weingard

In addition, shareholders approved and ratified the appointment of Goldstein, Golub, Kessler L.L.P. as independent auditors.

ITEM 5.   OTHER INFORMATION

See "Subsequent Events" in Item 2 of Part I above.

On July 2, 1998, the Company formed a wholly owned subsidiary ATG(TM) International, Inc. The international markets represents potentially significant growth for the application of ATG(TM's) technology and skills to the development of proprietary online transaction systems for global financial markets. In November 1997, the Company entered into a strategic initiative with Tianjin New Hong Chen Technology & Trading Company to introduce its online trading technology and systems to the financial markets in China.

On August 4, 1998, the Company and GA entered into Employment Agreements with Julio Gomez, Dr. Alexander Stein and John Robb. Mr. Gomez has served as President and Chief Executive Officer and as a Director of GA since its inception in May 1997. Prior to the founding of GA, Mr. Gomez was a Senior Analyst in the Money and Technology Strategies Practice at Forrester Research.

Dr. Stein has served as Vice President, Advisory Services of GA since July 1997. Prior to joining GA, Dr. Stein was a Vice President of D.E. Shaw and Co. and co-founded Far Sight Financial Services.

Mr. Robb has served as Vice President, Infrastructure and Research of GA since July 1997. Prior to joining GA, Mr. Robb served as a Senior Internet Technology Analyst for Forrester Research.

On July 22, 1998, Dr. Mark Turner entered into an agreement to join the Company as Vice President of Systems and Advanced Technologies responsible for leading the development of the Company's eOX(TM). Prior to joining the Company, Dr. Turner was a consultant to the PHLX where he contributed to the design, development and delivery of key systems to the PHLX's foreign currency and equity options trading floor as well as in the design and deployment of the PHLX's electronic options book. Prior to the PHLX, Dr. Turner provided consulting services to J.P. Morgan on numerous matters including re-engineering the firm's system for calculating and disseminating the J.P. Morgan Global Bond Index. Dr. Turner also designed large message-based multiprocessors for Burroughs Corp. during the 1970's.

On September 26, 1998, Scott A. von Kleeck entered into an agreement to join the Company as Vice President of Systems and Advanced Technologies reponsible for leading the development of the Company's eMC(TM). Mr. von Kleeck was most recently Chief Architect and Chief Technologist at The Vanguard Group, Inc. Before joining The Vanguard Group, Mr. von Kleeck was responsible for leading Unix Operating System strategic product planning and definition at Novell and Hewlett Packard; software development at Univel and Unix Systems Laboratories; and served as technical scientist at AT&T Bell Laboratories.

See Exhibit 10.5

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     Exhibit 10.1 - Employment Agreement with Julio Gomez.

     Exhibit 10.2 - Employment Agreements with Dr. Alexander Stein.

     Exhibit 10.3 - Employment Agreement with John Robb.

     Exhibit 10.4 - Employment Agreement with Dr. Mark Turner.

     Exhibit 10.5 - Employment Agreement with Scott von Kleeck.

     Exhibit 11 - Earnings per share computation.

     Exhibit 27 - Financial Data Schedule.

(B)  Reports on Form 8K

     September 1, 1998 - Amendment to the Private Equity Line of Credit agreement dated as of April 2, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          The Ashton Technology Group, Inc.
                                          ---------------------------------
                                                   (Registrant)



Date:    November 12, 1998

                                          By:

                                          /s/  Arthur J. Bacci
                                          ----------------------------------
                                          Arthur J. Bacci
                                          Senior Vice President, Chief Financial
                                           Officer and Treasurer

                                 EXHIBIT INDEX


                                                                   PAGE
                                                                   ----
EXHIBIT 10.1
------------

Employment Agreement with Julio Gomez............................  II-1

EXHIBIT 10.2
------------

Employment Agreement with Dr. Alexander Stein....................  II-1

EXHIBIT 10.3
------------

Employment Agreement with John Robb..............................  II-1

EXHIBIT 10.4
------------

Employment Agreement with Dr. Mark Turner........................  II-1

EXHIBIT 10.5
------------

Employment Agreement with Scott von Kleeck.......................  II-1

EXHIBIT 11
----------

Earnings per share computation...................................    22

EXHIBIT 27
----------

Financial Data Schedule..........................................    23