Form 10QSB
period 1998-12-31
ASHTON TECHNOLOGY GROUP INC
filed 1999-02-10
CIK 1003740

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Quarter Ended              Commission File Number

           DECEMBER 31, 1998                          1-11747
           -----------------                          -------




                       THE ASHTON TECHNOLOGY GROUP, INC.
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)



           Delaware                                  22-6650372
           --------                                  ----------
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


Number of shares of common stock outstanding on December 31, 1998:  15,046,409
                                                                    ----------

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

                       THE ASHTON TECHNOLOGY GROUP, INC.

                              INDEX - FORM 10-QSB

                               DECEMBER 31, 1998





PART I - FINANCIAL INFORMATION                                              PAGE
-------------------------------                                             ----

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets  December 31, 1998 and March 31, 1998...   4

      Consolidated Statements of Operations -
      For the Three and Nine Months Ended December 31, 1998 and 1997......   5

      Consolidated Statements of Cash Flows -
      For the Nine Months Ended December 31, 1998 and 1997................   6

      Notes to Unaudited Consolidated Financial Statements................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................   15


PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings..............................................   20

Item 2.    Changes in Securities and Use of Proceeds......................   20

Item 3.    Defaults Upon Senior Securities................................   20

Item 4.    Submission of Matters to a Vote................................   20

Item 5.    Other Information..............................................   20

Item 6.    Exhibits and Reports on Form 8-K...............................   21

Signatures................................................................   22

                         PART I - FINANCIAL INFORMATION



FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-QSB. Such forward-looking statements speak only as of the date of this Form 10-QSB. For discussion of the factors that might cause performance of the Company to differ with actual results, see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's other periodic reports and registration statements filed with the Securities Exchange Commission (the "SEC" or "Commission"). The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 1.               FINANCIAL STATEMENTS

                        The Ashton Technology Group, Inc. and Subsidiaries
                                   Consolidated Balance Sheets
                            As of December 31, 1998 and March 31, 1998

                                                             DECEMBER 31, 1998    MARCH 31, 1998
                                                            -------------------  -----------------
                                                                (UNAUDITED)          (AUDITED)
ASSETS

Cash and cash equivalents.................................       $  513,750            $  815,680
Accounts receivable and prepayments.......................          715,909               130,843
Current portion of notes receivable.......................          100,676               103,619
Stock subscriptions receivable............................              ---               245,000
                                                          -----------------    ------------------
     Total current assets.................................        1,330,335             1,295,142
Notes receivable, net of current portion..................          755,717               458,040
Property and equipment, net...............................        1,053,502               849,799
Investment in E.Com International, Inc....................          105,000               105,000
Capitalized software development costs....................          143,030               224,686
Other assets..............................................          100,162                65,353
                                                          -----------------    ------------------
         TOTAL ASSETS                                            $3,487,746            $2,998,020
                                                          =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.....................      $    177,621           $  1,736,447
Notes payable.............................................            25,000                 25,000
Other liabilities.........................................           141,049                    ---
                                                          ------------------      -----------------
     Total current liabilities............................           343,670              1,761,447

STOCKHOLDERS' EQUITY:
Preferred stock  Series A - par value: $10; shares
 authorized:
 3,000,000; shares issued and outstanding; 206,844 and             2,068,438              2,500,000
  250,000.................................................
Preferred stock  Series B - par value: $10; shares
 authorized:                                                       5,825,000              3,188,875
 590,000; shares issued and outstanding; 582,500 and
  460,000.................................................
Preferred stock  Series C - par value: $10; shares
 authorized:                                                             ---                550,000
 590,000; shares issued and outstanding; none and 55,000..
Preferred stock  Series D - par value: $1,000,000; shares
 authorized: 10; shares issued and outstanding; .428 and             428,225                    ---
  none....................................................
Preferred stock  Series E - par value: $1,000,000; shares
 authorized: 10; shares issued and outstanding; 1.263 and          1,263,000                    ---
  none....................................................
Common stock - par value: $.01; shares authorized:
 60,000,000;                                                         150,464                 81,436
 shares issued and outstanding;  15,046,409 and 8,143,571.
Additional paid-in capital................................        30,592,123             15,730,870
Deferred consulting expense...............................          (213,281)              (438,281)
Accumulated deficit.......................................       (36,969,893)           (20,376,327)
                                                          ------------------      -----------------
Total stockholders' equity................................         3,144,076              1,236,573
                                                          ------------------      -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,487,746           $  2,998,020
                                                          ==================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
        For the Three and Nine Months Ended December 31, 1998 and 1997
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                    DECEMBER 31,                            DECEMBER 31,
                                                             1998                 1997                1998               1997
                                                      -------------------   -----------------   -----------------  -----------------

Revenues............................................        $    427,884         $   505,310        $  1,079,836       $ 3,340,367

Costs and expenses:
 Cost of revenues...................................              56,250             431,233             168,750         2,620,896
 Amortization of software development costs.........              47,677              49,500             143,031           147,700
 Depreciation and amortization......................              92,499             120,880             279,128           364,834
 Noncash compensatory charges.......................                 ---                 ---           4,626,136               ---
 Selling, general and administrative................           2,535,181           1,001,451           7,284,864         3,137,755
                                                            ------------         -----------        ------------      ------------
     Total costs and expenses.......................           2,731,607           1,603,064          12,501,909         6,271,185
                                                            ------------         -----------        ------------      ------------
Loss from operations................................          (2,303,723)         (1,097,754)        (11,422,073)       (2,930,818)

Other income/(expenses):
 Loss on sale of subsidiary.........................                 ---            (385,930)                ---          (385,930)
 Net interest income (expense)......................              35,640             (55,043)            111,081          (142,070)
 Other income.......................................             290,080                 ---             290,080               ---
                                                            ------------         -----------        ------------      ------------
     Total other income (expenses)..................             325,720            (440,973)            401,161          (528,000)
                                                            ------------         -----------        ------------      ------------

Loss before provision for income taxes and minority
 interest in earnings of subsidiary.................          (1,978,003)         (1,538,727)        (11,020,912)       (3,458,818)

Provision for income taxes..........................                 ---              27,749                 ---            41,775
                                                            ------------         -----------        ------------      ------------
Loss before minority interest in earnings of
 subsidiary.........................................          (1,978,003)         (1,566,476)        (11,020,912)       (3,500,593)

Minority interest in earnings of subsidiary.........                 ---              10,223                 ---           (11,464)
                                                            ------------         -----------        ------------      ------------
Net loss............................................        $ (1,978,003)        $(1,556,253)       $(11,020,912)      $(3,512,057)
                                                            ============         ===========        ============      ============
Net loss per share..................................               $(.18)              $(.21)             $(1.07)            $(.46)

Dividends attributed to preferred stock.............            (129,471)                ---            (489,170)              ---
Beneficial conversion feature of preferred stock....                 ---            (926,282)         (5,083,484)         (926,282)
Dividends in arrears on preferred stock.............             (98,507)                ---            (312,467)               --
                                                            ------------         -----------        ------------      ------------
Net loss applicable to common stock.................        $ (2,205,981)        $(2,482,535)       $(16,906,033)      $(4,438,339)
                                                            ============         ===========        ============      ============
Net loss applicable per common share................               $(.20)              $(.33)             $(1.63)            $(.59)
                                                            ============         ===========        ============      ============
Weighted average number of common shares outstanding          10,907,910           7,562,500          10,350,524         7,562,500
                                                            ============         ===========        ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            The Ashton Technology Group, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                           For the Nine Months Ended December 31, 1998 and 1997
                                                (UNAUDITED)


                                                                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                                           1998                    1997
                                                                       ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................       $(11,020,912)           $(3,512,057)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Depreciation and amortization..................................            422,159                554,081
 Increase in minority interest in subsidiary....................                ---                 11,464
 Loss on sale of subsidiary.....................................                ---                385,930
 Noncash compensatory charge for common stock options...........          4,626,136                    ---
 Deferred consulting costs......................................            509,375                    ---
Changes in operating asset and liabilities
 (Increase) in receivables and prepayments......................           (585,066)              (310,411)
 (Increase) in notes receivable.................................           (380,000)              (594,125)
 Decrease in stock subscription receivable......................            245,000                    ---
 (Increase)/Decrease in other assets............................            (34,809)                39,088
 (Decrease) in accounts payable and accrued expenses   expenses          (1,558,826)              (495,850)
 Increase (Decrease) in other liabilities   expenses                        141,049                (52,722)
                                                                -------------------      -----------------
   Net cash used in operating activities........................         (7,635,894)            (3,974,602)
                                                                -------------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets.......................................           (481,237)              (121,797)
 Investment in E.Com International, Inc.   expenses                             ---               (105,000)
 Net proceeds from sale of subsidiary   expenses                                ---                554,552
 Cash received from notes receivable............................             85,266                  8,026
 Capitalized software development costs.........................            (61,375)              (365,640)
                                                                -------------------      -----------------
   Net cash used in investing activities........................           (457,346)               (29,859)
                                                                -------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividends paid in cash.........................           (319,062)                   ---
 Issuance costs for preferred stock and notes payable...........           (864,628)              (702,997)
 Issuance costs for common stock................................           (300,000)                   ---
 Proceeds from issuance of notes payable   expenses                             ---              3,000,000
 Proceeds from issuance of preferred stock......................          6,275,000              2,500,000
 Proceeds from issuance of common stock.........................          3,000,000                    ---
                                                                -------------------      -----------------
   Net cash provided by financing activities....................          7,791,310              4,797,003
                                                                -------------------      -----------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS............           (301,930)               792,542
Cash and cash equivalents, beginning of period..................            815,680                 60,841
                                                                -------------------      -----------------

Cash and cash equivalents, end of period........................       $    513,750            $   853,383
                                                                ===================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     -------------------------------------------------

The accompanying unaudited consolidated financial statements for the three months and nine months ended December 31, 1998 include the accounts of The Ashton Technology Group, Inc. ("ATG(TM)" or the "Company") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), Gomez Advisors, Inc. ("GA"), ATG(TM)" International ("International") and Electronic Market Center,
Inc. ("EMC").   As of December 31, 1998, all subsidiaries are wholly-owned by
ATG(TM) except UTTC(TM), of which the Company owns approximately 96% of the common stock. Also included is REB Securities, Inc. ("REB"), a wholly-owned subsidiary of UTTC(TM). The financial statements for the year ended March 31, 1998 do not include International, EMC, or REB, which were formed by ATG(TM) in July, June and April 1998, respectively. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated statements of operations for the three months and nine months ended December 31, 1997, respectively, and the accompanying unaudited consolidated statements of cash flows for the nine months ended December 31, 1997 include the results of Computer Science Innovations, Inc. ("CSI(R)"). CSI(R) was a subsidiary of the Company during these periods. CSI(R) was incorporated in Florida in March 1983 and specialized in utilizing computer technologies and sophisticated mathematical techniques to address complex information retrieval and management problems. During the fiscal year ended March 31, 1998, CSI(R) was the primary revenue provider for the Company. On November 6, 1997, ATG(TM) sold CSI(R) to George H. Milligan and Susanne L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) forgiveness of a $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five year 8 1/4% note of $594,125. In addition, the Company received cash in the amount of approximately $340,000 due to a Tax Allocation Agreement. The Company recognized a loss on the sale of $385,930.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions for Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of the interim periods presented. These financial statements should be read in conjunction with the footnotes contained in the Company's 10-KSB for the fiscal year ended March 31, 1998. The Statements of Operations for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999.

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

2.   ACCOUNTS RECEIVABLE  AND PREPAYMENTS
     ------------------------------------

Accounts receivable includes $290,080 from Alliant Techsystems, Inc. ("Alliant") payable as a result of judgements rendered in favor of the Company (See "Part II, Item 1. Legal Proceedings"). Such judgements were recorded as other income during the quarter ended December 31, 1998. The cash payment from Alliant was received on January 12, 1999. Excluding the receivable from Alliant, accounts receivable and prepayments are primarily attributable to GA and consist of billed receivables arising from recognized revenues. Revenues include GA advisory service fees and advertising fees.

3.   CERTAIN TRANSACTIONS
     --------------------

The Company and Raymond T. Tate ("Tate"), formerly Chairman of the Board of Directors, entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Tate to act as a consultant to CSI(R) for the period from October 22, 1996 to December 31, 1998. As compensation for such services, the Company agreed to pay Raymond Tate Associates and Tate $120,000 per annum and certain other expenses. The total cost of the Consulting Agreement was charged to operations during the year ended March 31, 1997 and was included in corporate restructuring costs. Tate also agreed not to compete with the Company in the Financial Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement. For the nine months ended December 31, 1998, the Company paid Raymond Tate Associates and Tate $91,692. As of December 31, 1998, all payments to Raymond Tate Associates and Tate pursuant to the Consulting Agreement have been completed.

On May 1, 1997, David N. Rosensaft ("Rosensaft") commenced an action in the U.S. District Court for the Southern District of New York captioned Rosensaft v. The Ashton Technology Group, Inc., et al, No. 97 Civ. 3138 ("the Rosensaft lawsuit"). On January 14, 1998, the Company entered into an agreement with The Dover Group, Inc. ("Dover") and Fredric W. Rittereiser (the Company's President, Chief Executive Officer and a director of the Company), whereby Dover and Mr. Rittereiser agreed to reimburse $413,980 in legal costs associated with the Rosensaft lawsuit to the Company to the extent such costs were not covered by the Company's directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 333,334 shares of UTTC(TM) stock as collateral in support of their agreement to pay the legal costs. The Company has submitted a claim to its insurance carrier in the full amount of such legal costs. To date, the Company and its insurance carrier have not reached agreement as to whether the legal costs are covered by the Company's directors' and officers' liability insurance policy. On March 4, 1998, the U.S. District Court entered an order awarding damages against Dover and Mr. Rittereiser in the amount of $1.2 million. Mr. Rittereiser is the sole shareholder, director and officer of Dover. Dover and Mr. Rittereiser offered to settle the litigation for, among other things, a cash payment of $1.2 million. On April 7, 1998, the Company's Board of Directors, after due deliberation, concluded that the Company and its UTTC(TM) subsidiary derived mutual benefit from the Rosensaft settlement by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC(TM) agreed to fund one-third of the Rosensaft settlement amount. On April 8, 1998, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual rate of 9%, for thirty months. In exchange for the loan to satisfy the Rosensaft settlement, Dover pledged 300,000 shares of the Company's common stock ("Common Stock") under its control and entered into a Promissory Note in favor of the Company.

On November 4, 1997, Ashton sold CSI(R) to a trust created by the Computer Science Innovations Inc. leveraged ESOP for $1,723,000. The Company received $600,000 in cash, a $594,125 five-year 8 1/4% note and the forgiveness of $528,875 due to CSI(R), which included $28,875 of accrued interest. Based on rates of return currently available to the Company for investments with similar terms and maturities, the fair value of the note receivable approximates the carrying amount. As of December 31, 1998, the outstanding balance of the note is $476,393.

Since 1996, the Company has utilized Dover for various services including advising the Company on its acquisitions of UTTC(TM) and CSI(R) and consulting services related to the Company's financings and product development efforts. Mr. Rittereiser, is the Chairman of Dover. For the nine months ended December 31, 1998, the Company paid consulting fees to Dover amounting to $135,000 compared to $25,000 for the same period of 1997.

During 1998, the Company retained Richard Butler, a member of the Company's Board of Directors, to provide strategic marketing services. For the nine months ended December 31, 1998, the Company paid consulting fees to Richard Butler amounting to $60,000 compared to $0 for the same period of 1997.

During 1997, the Company retained Adirondack Capital, L.L.C. ("Adirondack") to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. For the nine months ended December 31, 1998, the Company paid consulting fees and reimbursed expenses to Adirondack amounting to $114,131 compared to $114,532 for the same period of 1997. Additionally, the Company has paid Adirondack $300,000 (an amount equal to 5% of the proceeds from the sale of the Series C Preferred, the Series D Preferred and the Series E Preferred) and an option to purchase 600,000 shares of Common Stock at $1.875 per share and an option to purchase 600,000 shares of UTTC(TM) common stock at $1.00 per share. Pursuant to the Private Equity Line of Credit Agreement (the "Private Equity Agreement" or "Agreement"), the Company has also agreed to pay Adirondack an amount equal to 5% of the proceeds from the sale of Common Stock (each such sale a "Put"). As of December 31, 1998, Adirondack has been paid $150,000 pursuant to the Private Equity Agreement. (See "Notes to Unaudited Financial Statements Shareholders' Equity").

4.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the term of the lease, which is shorter than the estimated useful life of the leasehold improvements.

5.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS
     --------------------------------------

The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management. Capitalized software development costs related to the VWAP(R) Trading System ("VTS(TM)") amounted to $61,375 and $365,640 for the nine months ended December 31, 1998 and 1997, respectively.

Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased or otherwise, marketed. Amortization begins when the product is available for release to customers. The Company is amortizing capitalized software costs related to the VTS(TM) using the straight-line method over the estimated economic useful life, which is estimated at two years.

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

On October 2, 1998, E.Com filed a Current Report on Form 8-K stating E.Com is exploring various alternative financing strategies, including private and public financing, selling assets and bank borrowings. Absent successful completion of such a financing, E.Com has indicated it will not have sufficient liquid assets to continue operations as currently conducted. The Company is monitoring E.Com's progress in obtaining such financing and the impact of any such financing upon the value of the Company's investment in E.Com. Any decrease in the value of the Company's investment is not expected to have a material impact on the Company's consolidated financial position.

7.   SHAREHOLDERS' EQUITY
     --------------------

On April 3, 1998 (the "Subscription Date"), the Company entered into the Private Equity Agreement with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $3,000,000 and the Company agreed to promptly file a registration statement with the SEC under the Securities Act of 1933, as amended, registering shares of Common Stock issuable in connection with the transactions contemplated by the Private Equity Agreement (the "Registration Statement"). The Company filed this Registration Statement with the Commission on June 29, 1998 and it became effective on August 13, 1998. The Agreement provided that the Private Equity Investors would be obligated to purchase Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The Private Equity Investors purchased such shares of Series E Preferred on July 15, 1998.

In addition, on the Subscription Date, the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Common Stock and received additional Warrants to purchase up to an aggregate of 100,000 of such shares on July 15, 1998. The Warrants are exercisable for five years at an exercise price of $4.58 per share.

The conversion price of the Series D Preferred is an amount equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred is 80% of the Market Price. Each of the Series D Preferred and Series E Preferred
(i) ranks pari passu with the other authorized Preferred Stock of the Company and (ii) is entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. Between August 20, 1998 and December 31, 1998, 2.745 shares of the Series D Preferred were converted into 2,694,948 shares of Common Stock. Between December 1, 1998 and December 31, 1998, .84 shares of the Series E Preferred were converted into 763,497 shares of Common Stock.

Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company may from time to time Put to the Private Equity Investors shares of the Common Stock for an aggregate Put price of $13,000,000. The Put price per share is an amount equal to 85% of the average of the lowest bid prices of such Common Stock over the seven day period beginning three days before and ending three days after the Company gives notice of a Put. The Private Equity Investors are not obligated to purchase any Put shares unless, among other things, (i) the Registration Statement is effective,
(ii) the Company is listed and its Common Stock is trading on a national exchange or quotation system, (iii) the closing bid price of the Common Stock on the day immediately preceding such purchase is at least $1.50 per share, and
(iv) the Common Stock has traded at an average volume of at least 25,000 shares a day for the thirty trading days preceding such purchase.

Between August 20, 1998 and December 31, 1998, the Company exercised four Puts to the Private Equity Investors in the aggregate amount of $3,000,000. The Company has issued 2,423,802 shares of Common Stock to the Private Equity Investors in connection with the Puts.

On September 1, 1998, the Company entered into an agreement with the Private Equity Investors to amend the Private Equity Agreement. The amendment clarifies that each of the Private Equity Investors may not beneficially own more than
4.99 percent of the Company's Common Stock at one time, including Common Stock underlying convertible securities that would be deemed to be beneficially owned pursuant to section 13(d) of the Securities Exchange Act of 1934 and Rule 13d-3 promulgated thereunder.

On the Subscription Date, the Company paid Settondown Capital International Ltd. (the "Placement Agent"), a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Common Stock, (iv) 20,000 shares of Common Stock and (v) attorney fees of $30,000. On July 15, 1998, the Company paid the Placement Agent, $100,000 and 0.1 shares of Series E Preferred and a Warrant to purchase up to 60,000 shares of Common Stock, on the same terms as the Warrant issued on the Subscription Date. In addition, on the completion of each Put by the Company pursuant to the Private Equity Agreement, the Company has agreed to pay the Placement Agent an amount equal to 5% of the proceeds of each such Put.

In November 1998, the Company amended a consulting agreement with Continental Capital & Equity Corporation whereby the Company issued 175,000 additional shares of Common Stock, with a fair market value of $284,375, in exchange for additional advisory and promotional services, a reduction in cash payments required pursuant to a previous consulting agreement and extended the term of the consulting agreement. During the quarter, the Company recorded a deferred consulting expense of $284,375 as a reduction to stockholders' equity as a result of amending the consulting agreement. The consulting cost will be amortized over the revised term of the agreement. For the nine months ended December 31, 1998, the Company charged $509,375 to selling, general and administrative expenses for amortization of deferred consulting expenses related to the consulting agreement and the amended consulting agreement.

8.   EMPLOYEE STOCK OPTION PLAN
     --------------------------

Stock options are granted to officers, directors, employees and others who provide services to the Company at the discretion of the Board of Directors. During the quarter ended September 30, 1998, the Company issued options to purchase 4,760,000 shares of the Company's Common Stock to officers, directors and employees of the Company pursuant to the Company's plan to grant 6,000,000 shares of Common Stock at $1.875. On November 11, 1998, the Board of Directors authorized the adoption of a non-qualified stock plan for one million shares of Common Stock. Options to purchase 410,000 shares of Common Stock were issued to newly hired officers and employees pursuant to the terms of employment offers made to the new officers and employees. Options to purchase 590,000 shares of Common Stock will be issued in the future to employees and others as determined by the Board of Directors. The exercise price of the remaining options was set at $2.00 per share (which was approximately 60% above the price of the Common Stock on November 11, 1998).

A summary of the status of the Company's employee stock options outstanding as of December 31, 1998 is as follows:

                                                                     December 31, 1998
                                                       --------------------------------------------
                                                               OPTIONS          WEIGHTED-AVERAGE
                                                                                 EXERCISE PRICE
                                                       --------------------------------------------
Outstanding at beginning of year.......................              450,000                  $6.28
Granted during period..................................            5,170,000                   1.92
                                                       --------------------------------------------
Outstanding at end of period...........................            5,620,000                  $2.27
                                                       ============================================


The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1998:


                              NUMBER OUTSTANDING    WEIGHTED-AVERAGE REMAINING
  RANGE OF EXERCISE PRICE      AND EXERCISABLE           CONTRACTUAL LIFE          EXERCISE PRICE
--------------------------------------------------------------------------------------------------
         $1.40-2.00                           ---                  ---                         ---
         $3.00-4.00                       210,000           7.25 years                      $ 4.00
           14.25                           60,000           7.25 years                      $14.25

Stock options granted during the nine months ended December 31, 1998 vest over one-to-three years and have a maximum exercise term of five years. Stock options issued during the fiscal year ended March 31, 1997 had a maximum exercise term of ten years. All stock options granted by the Company include provisions for: (i) forfeiture in the event the employee dies or ceases to be in the employment of ATG(TM), or one of its subsidiaries, during the first year of employment; and (ii) immediate vesting upon a merger, consolidation or change of control of the Company. The Company has not registered the Common Stock underlying the stock options. The Company's assumptions used to calculate the fair values of options issued to employees include: (i) a risk-free interest rate of 5.6%, (ii) an expected life of five years, (iii) expected stock volatility of 20%, and (iv) expected stock dividends of zero.

In addition, as of December 31, 1998, the Company had reserved options to purchase 7,045,000 shares of GA's common stock for issuance to directors, officers and employees of GA and ATG(TM) in connection with employment agreements or as incentives for attracting employees to GA and the Company. See "Subsequent Events".

The Company also grants stock options to third parties in consideration for services rendered to the Company. During the nine months ended December 31, 1998, 150,000 options to purchase Common Stock were issued to a consultant who provides marketing services to the Company. A summary of the status of the stock options issued to third parties as of December 31, 1998 is as follows:

                                                                     DECEMBER 31, 1998
                                                       --------------------------------------------
                                                                                WEIGHTED-AVERAGE
                                                               OPTIONS           EXERCISE PRICE
                                                       --------------------------------------------
Outstanding at beginning of year.......................            1,090,000                  $1.88
Granted during period..................................              150,000                   1.88
                                                       --------------------------------------------
Outstanding at end of period...........................            1,240,000                  $1.88
                                                       ============================================


The following table summarizes information about third party stock options outstanding and exercisable at December 31, 1998:

  RANGE OF EXERCISE PRICE     NUMBER OUTSTANDING    WEIGHTED-AVERAGE REMAINING
                               AND EXERCISABLE           CONTRACTUAL LIFE         EXERCISE PRICE
--------------------------------------------------------------------------------------------------
           $1.88                        1,240,000           4.5 years                        $1.88


Stock options were granted to third parties pursuant to the Company's plan to grant 6,000,000 shares of Common Stock at $1.875 to officers, directors, employees and others who provide services to the Company. Stock options granted to third parties vest immediately and have a maximum exercise term of five years. The Company has not registered the Common Stock underlying the stock options. The Company recognizes a non-cash compensation charge for options granted to third parties in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company's assumptions used to calculate the fair values of options issued to third parties include: (i) a risk-free interest rate of 5.6%, (ii) an expected life of five years, (iii) expected stock volatility of 20%, and (iv) expected stock dividends of zero.

In 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123. During the quarter ended September 30, 1998, the Company recognized a noncash compensation charge of $4,367,809 to reflect the excess of the fair value of the GA options granted over the exercise price of the GA options granted. The Company also recognized a noncash compensatory charge of $258,327 related to the 150,000 options granted to a consultant who provides marketing services to the Company.

If the Company had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                         AS REPORTED                                              PRO FORMA
                  ---------------------------------------------------------------------------------------------------------------
                       FOR THE NINE MONTHS      FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS     FOR THE NINE MONTHS ENDED
                     ENDED DECEMBER 31, 1998        DECEMBER 31, 1997        ENDED DECEMBER 31, 1998       DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
Net loss..........              $(11,020,912)                 $(3,512,057)              $(17,169,095)                $(3,512,057)
Loss per share....              $      (1.07)                 $      (.46)              $      (1.66)                $      (.46)


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

11.  COMPUTATION OF PER SHARE INFORMATION
     ------------------------------------

Basic loss per share is computed by dividing net loss attributed to common stock by the weighted average common share outstanding for the period. Basic loss per share for the nine months ended December 31, 1998 and 1997 are calculated as follows:

                                                            NINE MONTHS ENDED DECEMBER 31,
                                                            1998                      1997
                                                 --------------------------------------------------
Net loss.........................................            $(11,020,912)              $(3,512,057)
Dividends paid on preferred stock................                (489,170)                      ---
Dividends in arrears on preferred stock1.........                (312,467)                      ---
Recognition of beneficial conversion feature of                (5,083,484)                 (926,282)
 preferred stock2................................
                                                 --------------------------------------------------
Net loss available to common stockholders........            $(16,906,033)              $(4,438,339)
                                                 ==================================================

Net loss per common share........................                 $(1.63)               $     (.59)
                                                 ==================================================

--------------------------------------------------------------------------------
1 Dividends in arrears represent the accumulated but unpaid dividends for the Series A Preferred, Series B Preferred, Series D Preferred and Series E Preferred through December 31, 1998.
2 The "Recognition of Beneficial Conversion Feature of Preferred Stock" reflects the position of the Financial Accounting Standards Board Emerging Issues Task Force Topic D-60 ("Topic D-60"). Topic D-60 addresses the position of the accounting staff of the SEC regarding conversion features of convertible preferred stock and convertible debt securities that are "in the money" upon issuance, i.e. the conversion price is below the market price for the common stock. According to Topic D-60, an issuer of an equity security containing such a "beneficial conversion feature" must allocate to additional paid-in capital an amount equal to the intrinsic value of such conversion feature. The discount resulting from the allocation of proceeds to the "beneficial conversion feature" is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period in which the preferred stockholders can realize that return. The net effect of Topic D-60 causes an increase in the net loss applicable to common stock in computing net loss per common share. There is no impact on the Company's net loss, cash flows or stockholders' equity.

12.  RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

13.  RECENTLY ADOPTED ACCOUNTING STANDARDS
     -------------------------------------

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The adoption of this statement does not change net loss per common share for the periods ended December 31, 1998 and 1997. Net loss per common share is computed using the weighted-average number of shares outstanding.

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

In April, 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires all costs associated with pre-opening, pre-operating, organization activities to be expenses as incurred. The Company will adopt SOP No. 98-5 beginning April 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS OF FISCAL 1998 COMPARED TO NINE MONTHS OF FISCAL 1997.
------------------------------------------------------------------

OVERVIEW

The Company is engaged in the development and commercialization of on-line transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to apply advanced telecommunication and computing technologies to the area of electronic commerce ("e-commerce"). The Company is currently organized as a parent company which has four subsidiaries: (1) Universal Trading Technologies Corporation ("UTTC(TM)"), (2) Gomez Advisors, Inc. ("GA"), (3) Electronic Market Center, Inc. ("EMC"), and (4) ATG(TM) International, Inc. ("International"). As of December 31, 1998, all subsidiaries are wholly-owned, except for UTTC(TM), of which the Company owns approximately 96% of the common stock. REB Securities Inc. ("REB") is a wholly-owned subsidiary of UTTC(TM).

The Company's limited operating history and dependence upon the operation of its VTS(TM) makes the prediction of future operating results difficult. Although the Company has undertaken several initiatives to activate its VTS(TM) and develop additional sources of revenue, there can be no assurance that the Company's products will become operational or the Company will become profitable. For the nine months ended December 31, 1998, GA generated all of the Company's revenues. GA provides consumer-based e-commerce research and analysis concerning on-line financial services. GA also provides clients in the financial services industry with advisory services.

The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the VTS(TM), success in hiring the appropriate personnel, market acceptance of the Company's products, and development of a revenue stream from the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results are materially and adversely affected while revenue is not generated from the Company's products.

At December 31, 1998, the Company's consolidated total assets were $3,487,746 compared to $2,998,020 at March 31, 1998. Current assets totaled $1,330,335 compared to current liabilities of $343,670.

Stockholders' equity at December 31, 1998 increased to $3,144,076 from $1,236,573 at March 31, 1998 due to the issuance of $1,275,000 of the Series B Preferred, $3,150,000 of the Series D Preferred, $2,100,000 of the Series E Preferred and the issuance of 2,423,802 shares of Common Stock for $3,000,000; partially offset by the net loss of $11,020,912 and issuance costs of $1,164,628. Preferred stock dividends of $489,170 for the nine months ended December 31, 1998 represent cash dividends of $319,062 and stock dividends comprised of 1,968.75 shares of Series A Preferred, .02395 shares of Series D Preferred, and 135,051 shares of Common Stock issued to the Series D and Series E Preferred stockholders upon conversion of shares of the Series D Preferred and Series E Preferred.

RESULTS OF OPERATIONS

The results for the periods ended December 31, 1998 are not comparable to the same periods ended December 31, 1997 primarily due to the sale of the Company's CSI(R) subsidiary in November 1997, which had been the Company's primary source of revenue during the fiscal year ended March 31, 1998.

During the quarter ended December 31, 1998, the Company incurred a net loss of $1,978,003 as compared to a net loss of $1,556,253 for the same quarter the year before. The net loss for the nine months ended December 31, 1998 was $11,020,912 compared to $3,512,057 for the same period the previous year. Excluding CSI(R), the net loss for the nine months ended December 31, 1997 would have been $3,580,217.

On a consolidated basis, the Company's revenue for the quarter ended December 31, 1998 totaled $427,884 compared to $505,310 for the same quarter of 1997.
For the nine months ended December 31, 1998, the Company had revenues of $1,079,836 compared to revenues of $3,340,367 for the same nine months of 1997. For the three months and nine months ended December 31, 1998, GA generated all of the Company's revenue. Excluding CSI(R), revenue for the three months and nine months ended December 31, 1997 would have amounted to $79,750 and $159,750, respectively. Costs of revenues for the three months and nine months ended December 31, 1998 represent the costs associated with the delivery of GA's advisory services, and include the costs of salaries for personnel providing the advisory services.

All of GA's revenue for the period from Inception (May 22, 1997) to December 31, 1997 was generated from advisory engagements with clients seeking to improve the quality of their Internet service offerings. For the nine months ended December 31, 1998, GA's consulting revenue increased by $570,250 compared to the same period last year. For the nine months ended December 31, 1998, advertising revenue totaled $349,836 or 32% of total revenue compared to no advertising revenue during the period from Inception to December 31, 1997. GA anticipates, on a forward-looking basis, that the acceptance of its internally developed Scorecard and the proprietary research and analysis underlying its news and editorial website ("Gomezwire") will enable GA to increase revenue by expanding its advisory services, attracting advertising from e-commerce vendors and by introducing other e-commerce segments on its Scorecard.

On April 8, 1997, the Company announced that UTTC(TM) had completed development of its VTS(TM). Although the VTS(TM) has been operational since April of 1997, trading on the system as a facility of the PHLX could not begin until the SEC approved Rule 237 as proposed by the PHLX. An amendment to the proposed rule, reflecting enhancements made to the system since the SEC first published the proposed rule in the Federal Register on September 4, 1996, was submitted by the PHLX to the SEC on October 27, 1997.

On April 16, 1998, the SEC proposed new rules and rule amendments that would permit ATSs to choose whether to register as national securities exchanges, or to register as broker-dealers which must comply with additional requirements depending on their activities and trading volume. Additionally, the SEC proposed to exclude from rule filing requirements certain pilot trading systems (the "Pilot Rule") to be launched by national securities exchanges and self-regulatory organizations collectively, ("SROs"). Anticipating adoption of these new regulations, the Company has explored the best structure for launching the VTS(TM) and other electronic trading products while at the same time maintaining operating flexibility. On December 2, 1998, the SEC adopted new rules and rule amendments, which were similar to the proposed ATS regulations. The ATS regulations and Pilot Rule permit the Company to introduce its products, regardless of whether the PHLX rule proposal is approved by the SEC. The ATS regulations and Pilot Rule were published in the Federal Register on December 11, 1998. Such regulations are anticipated to become effective in approximately mid-April 1999. Company personnel have been conducting preparatory system launch sessions with the staff of the PHLX and joint, full-scale production testing of the VTS(TM) and PHLX systems has commenced. On a forward-looking basis, the VTS(TM) is expected to be fully tested for deployment prior to the effective date of the Pilot Rule. As such, ATG(TM), UTTC(TM) and the PHLX continue to seek SEC approval of the PHLX's pending rule change filing to permit the VTS(TM) to commence operations prior to mid- April 1999.

In order to pursue launching the VTS(TM) through a broker-dealer, the Company formed REB in April 1998. On October 20, 1998, REB was admitted to membership on the PHLX subject to acquisition of a seat on the PHLX. In response to a SEC request, ATG(TM) and UTTC(TM) have agreed to operate the VTS(TM) through REB. REB will operate as the facilities manager for the VTS(TM). On September 24, 1998, REB filed applications with the National Association of Securities Dealers ("NASD") to operate as a registered broker-dealer providing execution service for institutional investors. REB is awaiting final approval from the NASD. In addition, REB continues to negotiate a final agreement with a clearing firm.

The PHLX entered into an agreement on June 9, 1998 in which the American Stock Exchange ("AMEX") would acquire it. The Company's contract with the PHLX is assignable by its terms with the consent of both parties to the contract. The Company has stated it does not intend to agree to the assignment of the contract. Public reports indicate the structure and terms under which the acquisition of the PHLX by the AMEX would occur are still being negotiated. The Company cannot predict the impact the proposed merger, should it occur, would have upon the Company's contract with the PHLX or the operation of the VTS(TM).

During the three months and the nine months ended December 31, 1998, the Company incurred total costs and expenses of $2,731,607 and $12,501,909, respectively, compared to $1,603,064 and $6,271,185 for the same periods ended December 31,
1997.   Excluding CSI(R), total costs and expenses for the three months and nine months ended December 31, 1997 would have been $1,074,314 and $3,159,598, respectively.

During the three months and nine months ended December 31, 1998, the Company capitalized system development costs related to the VTS(TM) totaling $0 and $61,375, respectively, compared to $44,850 and $365,640 for the same periods last year. The Company believes the VTS(TM) is available and ready to be marketed and has therefore ceased capitalization of computer software costs related to the VTS(TM).

Pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recognized a noncash compensation charge of $4,367,809 to reflect the excess of the fair value of the GA options granted over the exercise price of the GA options granted. See "Subsequent Events". The Company also incurred a noncash charge of $258,327 related to the issuance of non-employee stock options to a consultant who provides marketing services to the Company. The charges do not materially affect the balance sheet as the reduction in shareholders' equity is offset by an increase in additional paid-in capital.

Selling, general and administrative expenses ("SG&A"), excluding the noncash compensatory charge, totaled $2,535,181 and $7,284,864 for the three months and nine months ended December 31, 1998, respectively, as compared to $1,001,451 and
$3,137,755 for the same periods of 1997.   Excluding CSI(R), SG&A for the three
months and nine months ended December 31, 1997 were $957,965 and $2,704,672, respectively.

For the nine months ended December 31, 1998, GA's SG&A totaled $1,466,790 or 20% of the Company's total SG&A. GA's SG&A increased by $1,172,293 from the period from Inception (May 22, 1997) to December 31, 1997 due primarily to the full nine months of operation, growth in staff, leasing of office facilities and other expenses incurred in building GA's infrastructure. The remaining increase of $3,407,899 in the Company's SG&A for the nine months ended December 31, 1998 relative to the same period last year (excluding CSI(R)) is primarily a result of growth in staff and increases in marketing, consulting and professional fees.

The Company continues to invest in the enhancement, marketing and deployment of the VTS(TM) as well as pursuing opportunities to deploy the Company's trading systems in the Asian and Canadian markets. The Company's efforts are focused on
(i) enhancements to the VTS(TM), (ii) development of the eMCTM, and (iii) development of the electronic Options Exchange System ("eOXTM "), an electronic crossing network for derivative products. The Company also continues to refine the design requirements and evaluate market acceptance of the electronic Auction System ("eASTM") and the electronic Public Limit Order Book ("ePLOBTM ").

The Company believes, on a forward-looking basis, that expenses will increase for the fiscal year ended March 31, 1999 as a whole, when compared to the prior fiscal year. The Company believes that significant spending related to the enhancement, development and marketing of its products is required to remain competitive and establish the necessary trading volumes once the systems are implemented.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's principal source of liquidity consisted of cash and cash equivalents of $513,750. On April 3, 1998, the Company entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to the Company, subject to the satisfaction of certain conditions (See "Notes to Unaudited Consolidated Financial Statements Shareholders' Equity"). As of December 31, 1998, the Company has drawn $8,000,000 of the total $18,000,000.

The Company believes, on a forward-looking basis, it will begin to generate revenues, in addition to those generated by GA, during its fiscal year ending March 31, 2000. The level and timing of such revenue are dependent, among other factors, upon the Company's assumptions regarding (i) the date the VTS(TM) becomes operational; (ii) the trading volume experienced by the VTS(TM); and
(iii) the pricing the Company is able to obtain. Until adequate revenue is derived from the VTS(TM), the Company's cash, cash equivalents and cash flow from operations will not be sufficient to meet the presently anticipated cash requirements. Therefore, the Company anticipates placing additional Puts to the Private Equity Investors. Based upon the Company's current plan of operations, it is anticipated that the remaining amount available under the Private Equity Agreement will provide sufficient working capital for at least the next 12 months.

The Company's future capital requirements will depend on many factors, including the timing for launch of the VTSTM, market acceptance of the Company's products, the timing and extent of spending to support new product development efforts and the timing of introductions of new products and enhancements to existing products. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there are further delays in the introduction of the VTS(TM), or (iii) the Company fails to develop successfully the market for its products. The Company will require additional financing to fund development of its products such as eMC(TM). Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require the Company to share revenue from its products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. In addition, in order to exercise Puts pursuant to the Private Equity Agreement, the Company must satisfy certain conditions as required in the Private Equity Agreement.

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

The Company has determined that none of its critical internal systems and equipment presents Y2K issues. The Company is continuously acquiring and replacing both hardware and software and is obtaining Y2K compliance certifications with such purchases. The Company's systems interface electronically and operationally with software, hardware and equipment outside of the Company's control. The Company also contracts with third parties for such services as telecommunications. These third party vendors with whom the Company has material agreements are large publicly traded organizations. The Company is reviewing the publicly available Y2K disclosures of these vendors; however there can be no assurance that the Company will not be adversely affected by the failure of these third parties to become Y2K compliant. The Company is not independently verifying the Y2K compliance of these vendors.

The Company has also determined that none of the applications it has developed for use by its customers present Y2K issues. The Company is in the process of obtaining an independent certification of its VTS(TM)'s Y2K readiness. In addition, the Company's customers cannot enter or export non-Y2K compliant dates into the VTS(TM) and all VTSTM business partners interact with the VTS(TM) via Y2K compliant interfaces.

Since the Company's VTS(TM) has not been activated, the potential liabilities and costs associated with the Y2K compliance issue cannot be estimated with certainty at this time. The potential costs, including any potential loss of revenue, would be dependent upon several factors including, but not limited to, the volume transacted through the Company's products, the Y2K readiness of customers utilizing the Company's products and the concentration of volume among the Company's customers. Because of these uncertainties regarding others, there can be no assurance that the Y2K issue will not have a material financial impact in any future period. Because of these factors, the Company has no Y2K contingency plan and does not intend develop such a plan at this time. Should the Company become aware that certain products or services provided by third parties are not Y2K compliant, then the Company will develop contingency plans for those affected services and vendors.

SUBSEQUENT EVENTS

On January 12, 1999, the Company filed a registration statement on Form S-3 with the Commission to register additional 3,734,000 shares of Common Stock pursuant to the Private Equity Line Agreement. The registration statement is not yet effective.

At a meeting of the Board of Directors on January 14, 1999, Mr. Rittereiser was named Chairman of the Board of Directors and Arthur J. Bacci, the Company's Chief Financial Officer, was named Corporate Secretary.

On January 22, 1999, the Company, Company management, and management of GA consummated a recapitalization of outstanding equity securities of GA whereby
(i) the GA common stock owned by the Company was exchanged for preferred stock of GA; (ii) all existing GA stock options were canceled; (iii) GA common stock was issued to management and directors of GA; and (iv) a new stock option plan was adopted for GA employees. As a result of the restructuring, the Company's initial voting equity ownership of GA will be reduced from 100% to approximately 70%.

On February 8, 1999, GA commenced a private placement of equity securities.
The proceeds from the private placement will be used to expand staffing, for capital expenditures to build an on-line research station and advanced database system, to develop and market new products and services, and for general corporate purposes. The securities offered in the private placement will not be registered under the Securities Act of 1933, as amended, and may not be sold in the U.S. absent registration or an applicable exemption from the registration requirements. GA is also exploring additional financing strategies including an initial public offering of common stock.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Alliant with whom the Company had a contract for the production of certain ATED Encryption Devices ("ATEDs") had demanded payment of approximately $292,000, under the contract between Alliant and the Company, which the Company was contesting. On October 22, 1997, the Company filed a Complaint against Alliant in the Court of Common Pleas, County of Philadelphia, Pennsylvania ("PA") for damages and failure of Alliant to perform its obligations under its contract with the Company. On December 15, 1997, Alliant filed its Answer and Counterclaims totaling $292,000. Since the filing of this original lawsuit on October 22, 1997, the Company encountered warranty-related problems while testing the ATEDs. Alliant had failed to address the reported problems. As a result, the Company filed a second Complaint against Alliant for breach of warranty. The second action was commenced on July 20, 1998 and sought damages in excess of $50,000.

On November 16, 1998, a non-jury civil trial commenced related to the Company's first Complaint as well as Alliant's Counterclaim. On November 23, 1998, judgements were rendered in favor of the Company in the amount of $316,000 (plus interest of approximately $28,000) that resolved both pending Complaints by the Company against Alliant. Additionally, a judgement for Company was rendered which dismissed Alliant's Counterclaims against the Company. See Item 8-Exhibits and Reports on Form 8-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

None.

ITEM 5. OTHER INFORMATION

See "Subsequent Events" in Item 2 of Part I above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     Exhibit 3.1 - By-Laws, amended and restated effective November 11, 1998

     Exhibit 11 - Earnings per share computation.

     Exhibit 27 - Financial Data Schedule.

(B)  Reports on Form 8K

     December 10, 1998 - Judgements in Alliant Litigation.

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




                                   The Ashton Technology Group, Inc.
                                   ---------------------------------
                                        (Registrant)



  Date:    February 10, 1999                By:


                                   /s/     Arthur J. Bacci
                                   --------------------------------------------
                                      Arthur J. Bacci
                                      Senior Vice President, Chief Financial
                                        Officer and Treasurer

                                 EXHIBIT INDEX


                                                                Page
                                                                ----

EXHIBIT 3.1
-----------

By-Laws, amended and restated effective November 11, 1998......  24


EXHIBIT 11
----------

Earnings per share computation.................................  36


EXHIBIT 27
----------

Financial Data Schedule........................................  37