Form 10KSB
period 1999-03-31
ASHTON TECHNOLOGY GROUP INC
filed 1999-06-29
CIK 1003740

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(X)Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934
For the fiscal year ended March 31, 1999 or
( )Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from       to

                       Commission file number: 001-11747

                               ----------------

                       THE ASHTON TECHNOLOGY GROUP, INC.
                (Name of small business issuer in its charter)

              Delaware                                 22-6650372
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                         1900 Market Street, Suite 701
                       Philadelphia, Pennsylvania 19103
              (Address of principal executive offices) (Zip Code)

                          Issuer's telephone number:
                                (215) 751-1900

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $.01
                   Redeemable Common Stock Purchase Warrants
                               (Title of Class)

  Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

  Issuer's revenue for the fiscal year ended March 31, 1999 was $1,434,438.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer computed by reference to the price at which the common equity was sold on NASDAQ on June 21, 1999 was $197,540,742.

  The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 20,569,172 at March 31, 1999, and 23,062,079 at June 21, 1999.

  Documents incorporated by reference into Part III of this 10-KSB: Issuer's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I...................................................................    1

ITEM  1.DESCRIPTION OF BUSINESS..........................................    1
ITEM  2.DESCRIPTION OF PROPERTY..........................................   11
ITEM  3.LEGAL PROCEEDINGS................................................   11
ITEM  4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   11

PART II..................................................................   12

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................   13
ITEM  7.FINANCIAL STATEMENTS.............................................   18
ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE............................................   38

PART III.................................................................   39

ITEM  9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   39
ITEM 10.EXECUTIVE COMPENSATION...........................................   39
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   39
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   39

PART IV..................................................................   40

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEUDLES AND AND REPORTS ON
         FORM 8-K........................................................   40

SIGNATURES...............................................................   43

                          FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-KSB. Such forward-looking statements speak only as of the date of this Form 10-KSB. For discussion of the factors that might cause performance of the Registrant to differ with actual results. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

  The Ashton Technology Group, Inc. ("ATG(TM)", the "Company", "Ashton", or the "Registrant") is primarily engaged in the development and commercialization of online transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial electronic commerce ("e-commerce"). The Company is currently organized as a holding company with four subsidiaries:

    1) Universal Trading Technologies Corporation ("UTTC(TM)").

    2) Gomez Advisors, Inc. ("Gomez").

    3) Electronic Market Center, Inc. ("EMC").

    4) ATG(TM) International, Inc. ("ATG(TM) International").

  During the fiscal year ended March 31, 1999, Gomez generated all of the Company's revenues. During the year ended March 31, 1998, the Company sold Computer Science Innovations, Inc. ("CSI(R)"). The sale has been presented as discontinued operations. Had CSI(R)'s results been consolidated during the year ended March 31, 1998, CSI(R) would have generated over 90% of the Company's consolidated revenue. Following the sale of CSI(R), Gomez (see "Gomez Advisors, Inc.") has been the Company's sole source of revenue.

ATG(TM)

  ATG(TM) focuses on the development and application of the Company's data and information security technologies and initiatives for the future electronic distribution of the Company's electronic information and transaction based products and services. ATG(TM)'s products and services are being designed to provide the elements of confidentiality, integrity, non-repudiation, access control and auditability that are necessary to allow the use of both "open" and proprietary networks in the conduct of financial e-commerce.

  ATG(TM)'s transaction systems incorporate or plan to incorporate the Company's core areas of technological expertise, which include:

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

  As ATG(TM)'s information and transaction systems are developed, ATG(TM) intends to, on an unconsolidated basis, generate revenue from licensing and royalty payments for the use and operation of the systems by its subsidiaries.

  CSI(R) was a subsidiary of the Company. CSI(R) was incorporated in Florida in March 1983 and specialized in utilizing computer technologies and sophisticated mathematical techniques to address complex information retrieval and management problems. On November 6, 1997, ATG(TM) sold CSI(R) to George H. Milligan and Susanne L. Cavadeas, as Trustees of the Trust Created by The Computer Science Innovations, Inc. Leveraged ESOP, for $1,723,000, payable as follows: (1) repayment of a $500,000 loan plus interest of $28,875, (2) $600,000 in cash, and (3) a five year 8 1/4% note of $594,125. Financial information related to CSI(R) has been presented as discontinued operations (see "Item 7. Notes to Consolidated Financial Statements").

Universal Trading Technologies Corporation

  UTTC(TM)'s business is to market and operate electronic pricing and transactional systems for the securities market. UTTC(TM) will collect transaction fees from trades executed through its systems. UTTC(TM)'s target customers are exchanges, institutions, money managers, broker-dealers, and other members of the professional investment community. These professional investors may benefit from UTTC(TM)'s proprietary technologies and pricing mechanisms which will enable them to trade efficiently and cost effectively in an electronic global trading environment which features:

  .  Absolute anonymity;

  .  Exchange-standard surveillance;

  .  Advanced computer and telecommunications technologies;

  . Global accessibility through the MCI/Worldcom network as well as through the Internet;

  . Total data security through the use of encryption, electronic authentication and firewalls;

  . Seamless integration into major customers' trading and investment management platforms; and

  . Electronic connection to pre-trade analytics and information, trade execution, and post-trade clearing and settlement mechanisms.

  UTTC(TM) has developed its first trading module, the volume weighted average price ("VWAP(R)") trading system ("VTS(TM)"), an electronic securities pricing and transaction system for trading exchange listed and NASDAQ National Market securities (see "VWAP(R)").

UTTC(TM) Subsidiaries

 REB Securities, Inc.

  REB Securities, Inc. ("REB") is a wholly owned broker-dealer subsidiary of UTTC(TM). REB was formed in April 1998 in order to pursue launching the VTS(TM) on the Philadelphia Stock Exchange ("PHLX") through a broker-dealer in order to provide full supervision and regulation as a broker-dealer. On October 20, 1998, REB's membership application was approved by the PHLX subject to acquisition of a seat on the PHLX. REB will operate as the facilities manager for the VTS(TM) and will not engage in any other broker-dealer activities. On March 5, 1999, REB received approval from the National Association of Securities Dealers ("NASD") to operate as a registered broker-dealer. On April 1, 1999, REB obtained a PHLX membership seat thereby triggering its admission on the PHLX.

 Croix Securities, Inc.

  Croix Securities, Inc. ("Croix") was formed in February 1999 as a wholly owned subsidiary of UTTC(TM). Croix is initially expected to act as an introducing broker on behalf of institutions trading through VTS(TM). Croix may expand its operation to provide electronic broker-dealer services, which include the development of research and analytical products to banks, broker-dealers, insurance companies, and other financial intermediaries. In May 1999, Croix filed applications with the PHLX and NASD to operate as a registered broker-dealer. There can be no assurance that Croix will be able to obtain all the necessary approvals to operate as a broker-dealer.

 NextExchange Inc.

  The Company formed NextExchange, Inc. ("NextExchange") in February 1999 as a wholly owned subsidiary of UTTC(TM). NextExchange plans to avail itself of the opportunities made available as a result of the SEC's recently articulated support for non-mutualized, "for profit" exchanges. NextExchange intends to register itself with the SEC as a fully electronic national securities exchange. NextExchange will be designed and developed to trade equities, options, and other derivative securities. The Company is currently in the process of determining the funding required to design, develop and commence operation of NextExchange. There can be no assurance that the Company will be able to finance the development or to actually deploy NextExchange.

  On June 4, 1999, UTTC(TM) completed a private placement of 145,700 shares of convertible preferred stock for $2,000,000 (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Subsequent Events").

Electronic Market Center, Inc.

  In June 1998, the Company formed Electronic Market Center, Inc. as a wholly owned subsidiary of ATG(TM). The Company expects to utilize this subsidiary to design, develop, operate and market the Company's electronic distribution channel for a full range of financial products and services called the electronic market center ("eMC(TM)"). The Company intends to design eMC(TM) for interactive market access by member users and to provide a global electronic distribution channel for all types of financial products and services. The Company is currently in the process of raising capital to complete the design and commence development of eMC(TM). Although the Company has designed the specifications for the eMC(TM) and has developed a business plan for the operation of eMC(TM), there can be no assurance that the Company will be able to finance the development or to actually develop such a finance system.

ATG(TM) International, Inc.

  The Company formed ATG(TM) International, Inc. as a wholly owned subsidiary in July 1998 to explore opportunities for marketing and licensing the Company's products and services abroad. The international markets represent potentially significant growth opportunities for the application of ATG(TM)'s technology and skills in the development of proprietary online transaction systems for global financial markets. In November 1997, the Company entered into a strategic initiative with Tianjin New Hong Chen Technology & Trading Company to introduce its online trading technology and systems to the financial markets in China. The Company continues to pursue opportunities to deploy its trading systems in China and Canada. As joint ventures and strategic alliances with parties in Canada, China and elsewhere are developed, the investments in the joint ventures or strategic alliances may be held directly by ATG(TM) instead of ATG(TM) International, Inc. On June 4, 1999, the Company entered into a letter of intent to create a joint venture company with eTK, a wholly owned subsidiary of Thomson Kernaghan & Co., Ltd. ("TK"), a Canadian investment dealer, to cultivate the application of VTS(TM) in Canada.

Gomez Advisors, Inc.

  Gomez Advisors, Inc. ("Gomez") was formed in May 1997 as a subsidiary of the Company together with Julio Gomez, John Robb, and Dr. Alex Stein to provide independent advice with respect to online investing and provide clients in the financial services industry with consulting advice concerning the use of the Internet as a tool for establishing electronic client relationships, marketing, and the interactive distribution of securities.

  From its inception in May 1997 through March 1999, Gomez primarily derived revenues from consulting contracts with e-commerce businesses. Consulting revenues constituted 99% of total revenues for the period from inception to March 31, 1998 and 65% of total revenues for the fiscal year ended March 31, 1999. In March 1999, Gomez began selling subscription-based research services and products to e-commerce businesses. Accordingly, the Company expects Gomez's consulting revenues to decrease substantially as a percentage of its total revenues.

  Gomez is a provider of Internet-based products and services to consumers and businesses in select e-commerce industries. Gomez delivers interactive content that provides decision support for consumers and businesses to more efficiently engage in e-commerce. Gomez provides the following categories of products and services:

  . consumer-focused products and services delivered via its gomez.com Web site; and

  . business-focused products and services delivered via its GomezPro Web site.

  Through its consumer-focused Web site at www.gomez.com, Gomez provides e-commerce consumers with research and data services to assist them in all aspects of the e-commerce purchasing decision. On gomez.com, Gomez provides Scorecard rankings of businesses in specific e-commerce markets, editorial and educational content and navigation and search capabilities that help consumers optimize their e-commerce experience. Through gomez.com, Gomez derives advertising and sponsorship revenues and transaction-based revenues, paid on either a fixed-fee or percentage-of-transaction basis, for leads generated or transactions initiated through gomez.com.

  With GomezPro, Gomez has built upon its e-commerce consumer-based expertise to offer e-commerce businesses useful products and services that enable its clients to more effectively understand the competitive e-commerce environment. Currently Gomez offers GomezPro services for businesses in the online brokerage and banking industries. Gomez is in the process of expanding these services to all e-commerce segments for which it generates consumer-focused Scorecards. The services offered to e-commerce businesses through the GomezPro site consist of (a) GomezPro Research Station, (b) GomezPro advanced data services and tools and (c) GomezPro business-to-business services. Gomez generates subscription revenues to gain access to the GomezPro site and Research Station, and it charges additional fees to subscribe to the GomezPro advanced data services and tools. In addition, Gomez generates listing fees and sponsorship revenues through its business-to-business services.

  On April 24, 1999, Gomez completed a private placement of 1,100,000 shares of convertible preferred stock at $5.00 per share and realized gross proceeds of $5,500,000 (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events").

VWAP(R)

  The VTS(TM) is the first product designed and developed by UTTC(TM). VTS(TM) (version 2.x) is a facility of the PHLX. It is a fully automated system that permits its participants to buy, sell, or short-sell VTS(TM)-eligible securities before the market opens (pre-open) at the VWAP(R). The VWAP(R) is the average price for a specific stock, weighted by the volume of shares of that stock traded "regular way" during the day on all security exchanges throughout the United States as reported to the Consolidated Tape. VTS(TM) is short-sell exempt allowing submission of sell orders to the pre-open VWAP(R) matching session.

  Participants may submit large-sized orders and execute large-sized trades without market impact because of the end-to-end anonymity of the system that electronically protects the participant's identity, order, match (trade), residual (if any), and contra-side identity all the way through the settlement and clearing process. The Company believes that there are no other trading systems that provide this degree of end-to-end anonymity. Participants are electronically informed of their (binding) matches and residuals (if any) at approximately 9:20 AM EST, and are informed of the associated VWAP(R) pricing at approximately 4:20 PM EST, shortly after the VWAP(R) calculations are completed for the day. The pre-open VWAP(R), as provided only by VTS(TM), provides "mutual satisfaction" and "best execution" within a highly liquid, totally anonymous, electronic trading environment and should be distinguished from time-sliced or volume-weighted composite prices that do not provide assurances of such advantages. PHLX transaction fees, the only cost other than clearing and settlement, for using the system are low and competitive due to the low manual overhead associated with this fully automated, high capacity, and highly reliable electronic matching system.

  VTS(TM) is available to exchanges, broker/dealers, institutions, money managers, and other financial intermediaries and end users. Interested firms must enroll with REB or the PHLX in order to become active participants in the VTS(TM) matching sessions that will occur once the system is operational, every trading day automatically at 9:15 AM EST. Non-members must arrange for a PHLX/SCCP member to sign a simple one page "bilateral give-up clearing agreement" to obtain direct access to VTS(TM). The system has been designed to afford a variety of electronic access mechanisms so that participating firms and their trading room environments can easily and securely integrate to VTS(TM) using VTS(TM)-supplied, global, secure, communications services, as well as FIX pathways and the Internet. Participants need only read the VTS(TM) "shrink wrap" license agreement to utilize VTS(TM)-supplied software, hardware, and communications pathways.

  For all VWAP(R) match executions, VTS(TM) will provide automated post-market clearing and settlement. This is accomplished via a straight-through process engineered to electronically provide necessary transaction data directly to each clearing firm and to protect contra-side identity by inserting the SCCP omnibus account in the middle of each transaction.

The Philadelphia Stock Exchange Agreement

  On April 22, 1995, the PHLX and UTTC(TM) agreed to integrate and deploy the VTS(TM) system as a new trading product of the PHLX. On September 18, 1995, UTTC(TM) and PHLX memorialized the agreement in a formal contract for a term of five years commencing from the date VTS(TM) becomes operational on the PHLX. Pursuant to the letter agreement, UTTC(TM) designed and built the VTS(TM) and holds all proprietary right, title and interest in the system. The PHLX was responsible for filing a rule change with the SEC seeking regulatory approval of the VTS(TM).

  On October 28, 1997, the PHLX submitted to the SEC an amendment to its original request for rule change, which was required because of the elapsed time since the original submission in April 1996 and to reflect enhancements made by UTTC(TM) to VTS(TM). On December 31, 1997, the SEC republished the rule and amendments in the Federal Register. On March 24, 1999, the SEC approved the rule, as amended.

  The Company and the PHLX have completed joint, full-scale production testing of the VTS(TM) and PHLX systems. The VTS(TM) is operationally ready and management anticipates it will commence live customer operation as a facility of the PHLX during its fiscal year ended March 31, 2000 (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations"). There can be no assurance however, that the operation of VTS(TM) will commence or, if so, when it will commence. The Company's revenue will depend on the volume of securities traded on the VTS(TM), the PHLX's and UTTC(TM)'s marketing capabilities, and user acceptance of the VTS(TM). National and international economic and political conditions and broad trends may also affect securities trading volumes. Any one or all of these factors could result in lower share volumes offered through the VTS(TM) and could adversely impact the Company"s results of operations once the VTS(TM) becomes operational. Variations in transaction volume could result in significant volatility in operating results.

Government Regulation

  The Company, its subsidiaries and its transaction systems are or will be subject to significant government regulation, under both federal and state laws, and self-regulatory organization ("SRO") oversight. The SEC is primarily responsible for the administration of federal securities law while SROs are responsible for the day-to-day regulation of their broker-dealer members. SROs are charged with protecting the interests of the investing public and the integrity of the securities markets. Originally, the VTS(TM) system had been developed as a facility of the PHLX, an SRO, and is subject to regulatory approval by the SEC. Section 19(b) of the Exchange Act and Rule 19b-4 promulgated thereunder requires the PHLX to file any proposed rules changes with the SEC. The concept of the VTS(TM) system, which would constitute a new PHLX facility accompanied by new PHLX rules, was filed as a proposed rule change (the "Rule Change proposal"). In this regard, PHLX management was authorized by its Board of Governors to submit a proposed rule change filing relating to the VTS(TM) system with the SEC, which published a notice of the terms of the substance of the proposed rule change on September 4, 1996 and gave interested persons an opportunity to submit written data, views, and arguments concerning such proposed rule change. In order to approve the proposed Rule Change, the SEC determined that the VTS(TM) filing is consistent with the purposes of the Exchange Act, particularly Section 6 of the Exchange Act, which provides standards governing the rules of national securities exchanges. The SEC recently adopted amendments to Rule 19b-4 and Regulation ATS under the Exchange Act that will impact how the Company launches new trading systems and products (see "Exchange Regulation and New Regulation ATS").

  Broker-dealers such as REB and Croix are subject to regulation related to all aspects of the securities business, including sales methods, record keeping, capital structure, and conduct of directors, officers and employees.

  The Company plans to operate NextExchange as a registered national securities exchange pursuant to Section 6 under the Exchange Act. Registered exchanges are subject to pervasive federal regulatory responsibilities, including filing and receiving approval of any rule changes with the SEC before any rule policy and/or practice of the exchange may be implemented. Registered exchanges are SRO's and accordingly, must establish comprehensive surveillance programs to oversee trading by their broker-dealer members. NextExchange intends to capitalize on the SEC's view supporting the concept of for-profit, non-member owned exchanges (see "Exchange Regulation and New Regulation ATS").

  The Company is unable to currently predict whether additional regulations will be adopted which could have a material impact on the Company, its products, its business partners, or its customers.

Exchange Regulation and New Regulation ATS

  The Company believes the business and regulatory environment for introducing new trading systems has become more flexible based on proposals adopted by the SEC in December 1998 regarding alternate trading systems ("ATSs") and exchange pilot trading systems. On April 16, 1998, the SEC proposed new rules and rule amendments that would permit ATSs to choose whether to register as national securities exchanges, or to register as broker-dealers which must comply with additional requirements depending on their activities and trading volume. Additionally, the SEC proposed to exclude from rule filing requirements certain pilot trading systems to be launched by registered national securities exchanges and associations.

  On December 2, 1998, the SEC adopted new rules and rule amendments, which were similar to the proposed ATS regulations. The ATS regulations and Pilot Rule were published in the Federal Register on December 11, 1998. Most of these new regulations became effective on April 20, 1999. The ATS regulations will permit, among other things, ATSs to choose whether to register as national securities exchanges or to register as broker-dealers. In addition, the SEC proposed regulatory amendments that will permit registered exchanges such as the PHLX to introduce pilot trading systems for up to two years without preliminary SEC approval, the Pilot Rule.

  It is the Company's belief that the SEC underscored the importance of the new regulatory structure as a result of ATSs' growing importance in executing transactions in both listed and NASDAQ securities. The SEC cited that ATSs execute approximately 20 percent of the volume in NASDAQ securities and four percent of volume in listed securities. The SEC projected that these figures will triple in the next three years. In summary, the Company believes the implications of the new regulatory market structure include:

  . Regulation ATS requirements are fewer and less burdensome for start-up ATSs reflecting their smaller initial volume levels. ATSs with larger volumes are now subject to regulations approaching those imposed upon registered exchanges.

  . The SEC supported the concept that an exchange may be operated as a for-profit, non-member enterprise and that an existing exchange could relinquish its registered exchange status to operate a broker-dealer ATS.

  . The SEC expressed a clear view that new technology and global competition are driving the new regulatory structure.

Competition

  The Company and its subsidiaries operate in several competitive markets. ATG(TM)'s competition in the commercial markets principally comes from larger, better-established companies, many of, which have financial, sales and marketing resources substantially greater than ATG(TM). In online trading systems, the VTS(TM) system will compete with other electronic trading systems, including Reuters Group PLC's Instinet system, Investment Technology Group, Inc.'s POSIT system and Optimark Technologies, Inc.'s Optimark system. The Company believes that competitive criteria include quality of trade execution, pricing and reliability of post-execution processing and settlement operations. The VTS(TM) system will also compete with various national and regional securities exchanges for trade execution services.

  UTTC(TM)'s success is heavily dependent upon the acceptance of the VTS(TM) by institutional investors. Failure to obtain such acceptance could result in lower share volumes and a lack of liquidity on the VTS(TM). Market and customer acceptance of the VTS(TM) will depend upon, among other things, VTS(TM)'s operational performance, which has not yet been tested in the environment of live trading activity. In addition, once operational, the VTS(TM)'s institutional customers may reduce or discontinue the use of the VTS(TM) at any time. While the Company's management continues to solicit customers to use the VTS(TM) there can be no assurance that UTTC(TM) will attract a sufficient number of customers to the VTS(TM). Failure to market and introduce the VTS(TM) or to obtain a critical threshold level of trading volume could result in a material adverse effect on UTTC(TM) and the consolidated operations of the Company.

  Gomez competes in the market for research products and advisory services directly with other independent providers of such services, including, The Gartner Group, Jupiter Communications, Forrester Research, Inc. and McKinsey & Company, Inc. Gomez also competes directly and indirectly for online advertising and sponsorship revenues with established search engines, such as Yahoo, Excite and Lycos, and other Web sites, especially sites that provide e-commerce consumer information, such as www.BizRate.com, www.CompareNet.com and www.gotoNET.com.

  The trade execution and analytical services to be offered by Croix will compete with services offered by leading brokerage firms and other information service and transaction processing firms.

Product Development

  The Company continues to invest in the enhancement, marketing and deployment of the VTS(TM) as well as pursuing opportunities to deploy the Company's trading systems in the Asian and Canadian markets. The Company's efforts are focused on (i) enhancements to the VTS(TM), (ii) funding and development of the eMC(TM) and (iii) development of the electronic Options Exchange System ("eOX(TM)"), an electronic crossing network for derivative products. The Company also continues to refine the design requirements and evaluate market acceptance of the electronic Auction System ("eAS(TM)") and the electronic Public Limit Order Book ("ePLOB(TM)"). It is envisioned that these systems will form the technical backbone of NextExchange.

  The technologies underlying the Company's products and services are subject to rapid evolution and change. ATG(TM)'s future success depends upon the Company's ability to respond quickly and successfully to technological advances by developing and introducing new and improved products and services. The Company may not be able to respond to such advances. Competitors, including those with greater financial and other resources, could also succeed in developing technologies, products, or services that could directly compete with the Company's products.

  As a developing company, which has had a limited operating history, the Company is subject to the risks and difficulties common to new businesses. The Company was founded in 1994 as a development stage company with no operating history. Until recently, the Company's revenue was generated primarily by CSI(R). Because CSI(R) no longer fit into the Company's long-term strategic plan involving e-commerce, the Company sold CSI(R) on November 6, 1997. Since then, the Company's only other source of revenue has been Gomez, which was formed on May 22, 1997. The Company's revenue for the year ended March 31, 1999 was $1,434,438. The Company has never realized any operating profit and has generated a significant accumulated deficit as a result of the reported losses.

Proprietary Rights

  ATG(TM)'s success depends to some degree on the protection of its proprietary rights. ATG(TM) and its subsidiaries regard their respective products as proprietary and rely primarily on a combination of patent, trademark, copyright, trade secret protection, employee and third party confidentiality and non-disclosure agreements, license agreements, and other federal and state intellectual property protection methods to protect the proprietary rights. Neither ATG(TM), UTTC(TM) nor Gomez currently holds any material patents or has filed for copyright protection. UTTC(TM) has filed "intent-to-use" or "actual use" documents with the U.S. Patent & Trademark Office for all of the Company's products presently available or currently being developed. In April, 1999, The Dover Group, Inc. ("Dover") assigned all right, title, and interest to the registered mark "VWAP(R)" to UTTC(TM) for a nominal consideration (see "Item 7. Notes to Consolidated Financial Statements"). Accordingly, UTTC(TM) has the exclusive ownership interest in the "VWAP(R)" mark. UTTC(TM)'s products are generally licensed to customers on a "right to use" basis pursuant to a non-transferable license that generally restricts the customer's use to internal purposes.

                 CAPITALIZATION AND OWNERSHIP OF SUBSIDIARIES

Initial Public Offering

  On May 2, 1996, ATG(TM) completed an initial public offering (the "Offering") of 2,472,500 shares of common stock, par value $0.01 per share (the "Common Stock") at an initial public offering price of $4.50 per share and 2,472,500 redeemable common stock purchase warrants at $.25 per warrant. The Common Stock and the warrants are separately tradable. As a result of the Offering, the Company received net proceeds of approximately $10,395,000 (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events").

ATG(TM) Series A and Series B Private Placement and Exchange Offer

  On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in cash or additional shares of Series A Preferred until February 15, 2000. Each holder of shares of Series A Preferred has the right to convert each share of Series A Preferred into: (i) ten shares of Common Stock; and (ii) one two-year warrant to purchase three shares of the common stock, par value $0.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $0.75 per share, subject to adjustment.

  The Company sold 250,000 shares of its Series A Preferred at $10.00 per share, and realized gross proceeds of $2,500,000. The Series A Preferred offering closed on January 15, 1998. The Company closed the Exchange Offer transaction after receiving the tender of $2,975,000 of the UTTC(TM) Notes for which the Company issued 297,500 shares of Series B Preferred Stock. The Company sold 290,000 shares of Series B Preferred. The sale of the Series B Preferred closed on May 6, 1998. The Company realized gross proceeds of $2,900,000. The Company incurred transaction costs in connection with the issuance of the Series A Preferred and the Series B Preferred, as well as the issuance of the Series C Preferred described below, in the aggregate amount of approximately $1,445,000.

  ATG(TM) owns approximately 94% of the outstanding common stock of UTTC(TM). During the fiscal year ended March 31, 1998, ATG(TM) increased its ownership of UTTC(TM) from 80% to 96% by receiving: (i) approximately 6,000,000 shares of UTTC(TM) Common Stock in connection with the Exchange Offer; (ii) approximately 4,800,000 shares of UTTC(TM) Common Stock for the payment of certain guaranteed obligations; (iii) 3,000,000 shares of UTTC(TM) Common Stock for existing development advances; and (iv) 5,000,000 shares of UTTC(TM) Common Stock for $2.5 million of the proceeds from the Series B Offering. During the fiscal year ended March 31, 1999, ATG(TM)'s ownership of UTTC(TM) decreased to 94% due the settlement with David Rosensaft ("Rosensaft") whereby UTTC(TM) issued 416,667 shares of UTTC(TM) Common Stock to Rosensaft (see "Item 7. Financial Statements").

ATG(TM) Series C Convertible Preferred Stock

  On January 27, 1998, the Company completed the sale of 100,000 shares of the Series C Convertible Preferred Stock to a group of foreign investors (the "Series C Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000. Holders of shares of Series C Preferred had the right to convert each share of Series C Preferred into one share of Common Stock at the defined floating conversion price which amounted to $1.51 per share. In addition, the Series C Investors received warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of $1.70 for a period of five years.

  As of March 31, 1998, 50,000 shares of the Series C Shares were converted into 281,071 shares of Common Stock. Between March 31 and April 21, 1998, the remainder of the shares Series C Preferred were converted into 314,342 shares of Common Stock. The fees paid for the Series C Shares were as follows: 5,000 Series C Shares, $50,000, and a warrant to purchase 100,000 shares of Common Stock at 105% of Market Price to Settondown Capital International Ltd. (the "Placement Agent").; In addition, the Company paid $50,000 and granted an option to purchase 150,000 shares of Common Stock at $1.875 per share to Adirondack Capital L.L.C. ("Adirondack"), whose managing director is a director of the Company, for services in structuring the offering.

ATG(TM) Series D and E Convertible Preferred Stock; Private Equity Line of
Credit

  On April 3, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provides for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred"), with a liquidation preference of $1,000,000 per share, for an aggregate purchase price of $3,000,000. The Company also agreed to promptly file a registration statement with the SEC under the Securities Act, registering shares of Common Stock issuable in connection with the transactions contemplated by the Private Equity Agreement (the "Registration Statement"), whereby the Private Equity Investors purchased two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company may from time to time put (each, a "Put") to the Private Equity Investors shares of the Common Stock for an aggregate Put price of $13,000,000. The Put price per share is an amount equal to 85% of the average of the lowest bid prices of such Common Stock over the seven day period beginning three days before and ending three days after the Company gives notice of a Put. On the completion of each Put, the Company has agreed to pay the Placement Agent an amount equal to 5% in cash of the amount of each Put and has agreed to pay a fee of 5% in cash to Adirondack.

  The Private Equity Investors are not obligated to purchase any Put shares unless, among other things, (i) the Registration Statement is effective, (ii) the Company is listed and its Common Stock is trading on a national exchange or quotation system, (iii) the closing bid price of the Common stock on the day immediately preceding such purchase is at least $1.50 per share, and (iv) the Common Stock has traded at an average volume of at least 25,000 shares a day for the thirty trading days preceding such purchase. The Company currently meets all the conditions listed in the Private Equity Agreement.

  The conversion price of the Series D Preferred is an amount equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred is 80% of the Market Price. Each of the Series D Preferred and Series E Preferred (i) ranks pari passu with the other authorized preferred stock of the Company and (ii) is entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. As of March 31, 1999, all outstanding shares of Series D and Series E Preferred have been converted into 4,430,579 shares of Common Stock.

  On the Subscription Date, the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Common Stock and additional Warrants to purchase up to an aggregate of 100,000 of such shares on July 15, 1998.The Warrants are exercisable for five years at an exercise price of $4.58. All the warrants were exercised during April 1999.

  On the Subscription Date, the Company paid the Placement Agent, a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Common Stock and (iv) 20,000 shares of Common Stock and
(v) attorneys fees of $30,000. In addition,,and the Company paid a fee of $150,000 and granted an option to purchase 450,000 shares of Common Stock at $1.875 per share to Adirondack, for its assistance in structuring the transaction. Upon the completion of the purchase of shares of Series E Preferred, the Company paid the Placement Agent (i) an amount equal to 5% of the proceeds of such purchase, (ii) 0.1 shares of Series E Preferred, and
(iii) a Warrant to purchase up to 60,000 shares of the Common Stock. In addition, the Company paid an amount equal to 5% of the proceeds of such purchase to Adirondack. On the completion of each Put by the Company pursuant to the Series E Agreement, the Company has agreed to pay the Placement Agent an amount equal to 5% of the proceeds of each such Put.

Gomez Recapitalization and Private Placement

  Prior to January 22, 1999, Gomez operated as a wholly owned subsidiary of ATG(TM). Upon Gomez's formation in May 1997, ATG(TM) paid $25,000 to Gomez as consideration for 1,000 shares of its common stock and also agreed to provide additional funding for Gomez's operations in the amount of $1,475,000. By January 22, 1999, ATG(TM) had fully funded its commitment to Gomez. On January 22, 1999, an Exchange Agreement was entered into by and between Gomez, ATG(TM), certain persons affiliated with Gomez, and certain persons affiliated with ATG(TM). Pursuant to the Exchange Agreement:

  . ATG(TM) exchanged all of its rights and interest in the $1,475,000 of loans made by ATG(TM) to Gomez for an additional 59,000 shares of Gomez common stock and subsequently exchanged all 60,000 shares of Gomez common stock that it held for 4,905 shares of Gomez Series A Preferred Stock;

  . Julio Gomez, John Robb, and Dr. Alexander Stein (collectively "The Gomez Founders") exchanged options to purchase 3,000,000 shares of Gomez common stock and paid $.01 per share for 2,103,000 shares of Gomez common stock;

  . The Gomez Founders exchanged options to purchase 2,000,000 shares of Gomez common stock for an option to purchase 3,003,000 shares of Gomez common stock at $.011 per share pursuant to the Gomez 1999 Long-Term Incentive Plan; and

  . Certain officers and directors of ATG(TM) exchanged options to purchase 1,500,000 shares of Gomez's common stock and paid $.01 per share for 1,631,000 shares of restricted Gomez common stock.

  Upon completion of an initial public offering of Gomez common stock, each outstanding share of Gomez Series A Preferred Stock will be automatically converted into 1,000 shares of Gomez common stock.

  On April 24, 1999, Gomez completed a private placement of 1,100,000 shares of Redeemable Convertible Series B Preferred Stock ("Gomez Series B Preferred Stock") for $5,500,000. The Gomez Series B Preferred Stock ranks senior to the Gomez Series A Preferred Stock and pays cumulative dividends semi-annually at an annual rate of 6% of its liquidation preference and is payable in cash or additional shares of Gomez Series B Preferred until April 2002. At any time after April 2002, and if an initial public offering registration statement has not been filed with the SEC, holders of 67% of the outstanding shares of Gomez Series B Preferred Stock can request all such shares to be redeemed. Each holder of shares of Gomez Series B Preferred Stock has the right to convert each share of Gomez Series B Preferred Stock into one share of Gomez common stock. Upon the consummation of an initial public offering, each share of Gomez Series B Preferred Stock will automatically convert into one share of Gomez common stock. In addition, Gomez paid a fee of $50,000 to Adirondack, for its assistance in structuring the transaction.

  Upon completion of the Exchange and the private placement, ATG(TM) had 70% of the total voting equity ownership of Gomez. Assuming conversion of all shares of the Gomez Series A and Gomez Series B Preferred Stock, ATG(TM) would own approximately 50.4% of the total outstanding shares of Gomez common stock.

Employees

  As of March 31, 1999, the Company and its subsidiaries employed a total of 52 people.

ITEM 2. DESCRIPTION OF PROPERTY

  ATG(TM) and UTTC(TM) lease approximately 10,000 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103. Gomez leases 5,000 square feet of office space at 97 Lowell Road, Suite A-13, Concord, Massachusetts 01742. Management believes that the Company will need additional space as it expands. Management believes, however, that it will be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A Special Meeting of Stockholders was held on May 29, 1998 for the purpose of considering and voting upon: (i) increasing the number of authorized shares of Common Stock from 20,000,000 to 60,000,000; (ii) increasing the number of authorized shares of ATG(TM) preferred stock from 1,000,000 to 3,000,000; and
(iii) authorizing the issuance of Common Stock pursuant to certain put rights and upon the conversion or exercise, as the case may be, of ATG(TM)'s Series D Preferred, Series E Preferred and warrants to purchase shares of Common Stock issued pursuant to the Private Equity Agreement dated April 3, 1998. All three items were approved by the security holders at the May 29, 1998 Special Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On May 2, 1996, ATG(TM) completed an initial public offering of 2,472,500 shares of common stock ("Common Stock") at an offering price of $4.50 per share and 2,472,500 redeemable common stock purchases warrants ("Warrants") at $0.25 per warrant. The Common Stock and the Warrants are traded on the NASDAQ Small Cap Market under the symbols, ASTN and ASTNW, respectively. The following sets forth the initial offering, high and low prices for the Common Stock during the periods indicated:

                                                                     High   Low
                                                                     ----- -----
   1999
     First Quarter.................................................. $4.09 $1.91
   1998
     Fourth Quarter................................................. $3.16 $1.09
     Third Quarter.................................................. $3.63 $1.38
     Second Quarter................................................. $4.13 $2.03
     First Quarter.................................................. $4.38 $1.13
   1997
     Fourth Quarter................................................. $2.13 $0.81
     Third Quarter.................................................. $2.75 $0.81
     Second Quarter................................................. $4.13 $2.38
     First Quarter.................................................. $7.69 $3.00

  The following sets forth the initial offering, high and low prices for the Warrants during the periods indicated:

                                                                     High   Low
                                                                     ----- -----
   1999
     First Quarter.................................................. $1.88 $0.63
   1998
     Fourth Quarter................................................. $1.63 $0.50
     Third Quarter.................................................. $1.38 $0.25
     Second Quarter................................................. $1.63 $0.75
     First Quarter.................................................. $1.88 $0.19
   1997
     Fourth Quarter................................................. $1.00 $0.19
     Third Quarter.................................................. $1.38 $0.38
     Second Quarter................................................. $2.25 $1.06
     First Quarter.................................................. $3.25 $1.63

  On March 31, 1999, the closing price of the Common Stock was $3.66 and the closing price of the Warrants was $1.63.

  As of March 31, 1999, there were approximately 281 holders of record of Common Stock in "Street Name" representing approximately 11,600 stockholders and approximately 134 holders of record of Warrants in "Street Name".

  During the past three fiscal years, the Company has issued five classes of convertible preferred stock (see Item 1. "Description of the Business-- Capitalization and Ownership of Subsidiaries").

  No dividends have been declared on the Common Stock through March 31, 1999 and the Board of Directors has no current intention to declare or pay dividends on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes of the Company for the fiscal years ended March 31, 1998 and 1999.

Overview

  The Company is engaged in the development and commercialization of on-line transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial and electronic commerce ("e-commerce"). The Company is currently organized as a parent company, which has four subsidiaries:

  . Universal Trading Technologies Corporation ("UTTC(TM)") and its subsidiaries

  .  Gomez Advisors, Inc. ("Gomez")

  .  Electronic Market Center, Inc. ("EMC")

  .  ATG(TM) International, Inc. ("International")

  The Company's limited operating history and dependence upon the operation of its VTS(TM) makes the prediction of future operating results difficult. Although the Company has undertaken several initiatives to activate its VTS(TM) and develop additional sources of revenue, there can be no assurance that the Company's products will become operational or the Company will become profitable. For the years ended March 31, 1998 and 1999, Gomez generated all of the Company's revenues. Gomez provides information and research to individuals and businesses that want to effectively and efficiently transact e-commerce online.

  The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the VTS(TM), success in hiring the appropriate personnel, market acceptance of the Company's products, and development of a revenue stream from the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results are materially and adversely affected while revenue is not generated from the Company's transaction products.

  At March 31, 1999, the Company's consolidated total assets were $5,653,737 compared to $2,998,020 at March 31, 1998. Current assets at March 31, 1999 totaled $3,088,095 and current liabilities were $1,208,759. Stockholders' equity at March 31, 1999 increased to $4,444,978 from $1,236,573 at March 31, 1998 due to the issuance of $1,275,000 of the Series B Preferred and the issuance of 4,810,788 shares of Common Stock for $7,250,000. In addition, the Company issued 3.15 shares for $3,150,000 of the Series D Preferred and 2.1 shares for $2,100,000 of the Series E Preferred during the year, which were subsequently converted into 4,430,579 shares of Common Stock. The increase in stockholders' equity resulting from the issuance of preferred stock and common stock was partially offset by the net loss of $14,276,485 and net issuance costs of $1,587,999. Preferred stock dividends of $882,477 for the year March 31, 1999 represent cash dividends of $640,040 and stock dividends comprised of 1,968.75 shares of Series A Preferred, .02395 shares of Series D Preferred, and 182,392 shares of Common Stock issued to the Series D and Series E Preferred stockholders upon conversion of shares of the Series D Preferred and Series E Preferred.

Results of Operations

  The net loss applicable to Common Stock totaled $19,693,644, or $1.80 per share, for the year ended March 31, 1999 compared to $10,989,131, or $1.46 per share, last year.

  During the year ended March 31, 1999, the Company incurred a net loss of $14,276,485, or $1.30 per share, as compared to a net loss of $8,674,902, or $1.15 per share, during the prior year. The net loss for the year ended March 31, 1998 includes the discontinued operations of Computer Science Innovations, Inc. ("CSI(R)"). Excluding discounted operations, the net loss for the year ended March 31, 1998 totaled $8,345,442, or $1.11 per share. In addition, the results for the years ended March 31, 1998 and 1999 are not directly comparable since Gomez was incorporated in May 1997 and operated for approximately ten months of the year ended March 31, 1998.

  On a consolidated basis, the Company's revenue for the year ended March 31, 1999 totaled $1,434,438 compared to $313,659 for the year ended March 31, 1998. Gomez generated all of the Company's revenue for both years. Substantially all of Gomez's revenue for the period from Inception (May 22, 1997) to March 31, 1998 was generated from advisory engagements with clients seeking to improve the quality of their Internet service offerings. For the year ended March 31, 1999, Gomez's consulting revenue increased 203% to $941,250 due to an increase in the number of consulting engagements. For the year ended March 31, 1999, advertising revenue totaled $249,156, or 17% of total revenue, and site revenue generated from lead generation and affiliate programs totaled $198,952, or 14% of total revenue. In March 1999, Gomez began selling its GomezPro research services and products to e-commerce businesses. Accordingly, the Company expects Gomez's consulting revenue to decrease substantially as a percentage of total revenue.

  Costs of revenues for the years ended March 31, 1998 and 1999 represent the costs associated with the delivery of Gomez's advisory services, and include the costs of salaries for personnel providing the advisory services.

  On April 8, 1997, the Company announced that UTTC(TM) had completed development of the VTS(TM). Although the VTS(TM) has been operationally ready since April 1997, trading on the system as a facility of the PHLX could not begin until the SEC approved Rule 237 as proposed by the PHLX. Such approval was obtained on March 24, 1999. Company personnel and PHLX staff have completed preparatory system launch sessions and joint, full-scale production testing of the VTS(TM) and PHLX systems. REB will operate as the facilities manager for the VTS(TM). On a forward-looking basis, the VTS(TM) is expected to commence live customer operation during the year ended March 31, 2000.

  During the years ended March 31, 1998 and 1999, the Company capitalized system development costs related to the VTS(TM) totaling $224,686 and $61,375, respectively. The Company has ceased capitalization of computer software costs related to the VTS(TM). During the years ended March 31, 1998 and 1999, the Company amortized software development costs in the amount of $196,974 and $190,707, respectively.

  Depreciation consists primarily of depreciation of property and equipment, mainly computer equipment. Depreciation for the year ended March 31, 1999 increased to approximately $477,000 from $327,000 the prior year due to an increase in the computer equipment purchased. Capital expenditures increased to $644,403 for the year ended March 31, 1999 compared to $348,392 for the prior year. The level of capital expenditures is expected to increase as the Company moves to implement operation of the VTS(TM) and to develop additional trading systems.

  Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company recognized a noncash compensation charge of $4,864,860 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of the related options issued to the Gomez Founders during the year ended March 31, 1999. Gomez issued 3,003,000 options at an average price of $.01 per share, all of which were granted at less than the deemed fair value at the date of grant. Gomez expects to recognize noncash compensation charges of $2,432,430 and $6,744,870 for the years ended March 31, 2000 and 2001, respectively, as the stock options vest. However, the full amount of such charges would be recognized upon the closing of an initial public offering or upon a change in control as a result of an automatic acceleration clause contained in the Exchange Agreement.

  The Company also incurred a noncash charge of $497,876 related to the issuance of non-employee stock options to consultants providing marketing services to the Company during the year ended March 31, 1999.

During the year ended March 31, 1998, the Company recognized a noncash compensation charge of $1,804,917 related to the issuance of non-employee stock options to consultants and professional advisors. The Company has utilized both common stock and stock options in payment of services as a means to conserve cash.

  These noncash charges do not materially affect the Company's balance sheet as the reduction in stockholders' equity is offset by an increase in additional paid-in capital.

  In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of Common Stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, the Company amended the consulting agreement with Continental whereby the Company issued 250,000 additional shares of Common Stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, the Company recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. During the year ended March 31, 1999, $569,730 was reflected as a noncash charge for the amortization of deferred consulting expenses compared to $39,844 during the year ended March 31, 1998.

  Selling, general and administrative expenses ("SG&A"), excluding the noncash compensatory charge, totaled $5,108,899 and $9,225,551 for the years ended March 31, 1998 and 1999, respectively. For the year ended March 31, 1999, Gomez's SG&A totaled $2,329,370, or 25% of the Company's total SG&A, compared to $503,637 from the period from Inception (May 22, 1997) to March 31, 1998. The increase in Gomez's SG&A was due primarily to a full year of operation, growth in staff, leasing of office facilities and other expenses incurred in building Gomez's infrastructure. As of March 31, 1999, Gomez had 25 employees compared to six employees as of March 31, 1998. Gomez's expenses are expected to continue to increase due to growth of the business.

  Excluding Gomez, the Company's SG&A for the year ended March 31, 1999 totaled $6,896,181 compared to $4,605,262 during the year ended March 31, 1998. The increase in SG&A is primarily a result of growth in staff and increases in marketing, consulting and professional fees. As of March 31, 1999, ATG(TM) and UTTC(TM) employed a total of 27 employees compared to 17 employees at March 31, 1998.

  Other income for the year ended March 31, 1999 includes $290,080 from a settlement with Alliant Techsystems, Inc. payable as a result of judgements rendered in favor of the Company, offset by the payment of $47,500 to David Rosensaft ("Rosensaft") (see Item 7. "Notes to Consolidated Financial Statements"), and the $105,000 reduction in the carrying value of the Company's investment in E.Com International. During the year ended March 31, 1998, the Company incurred total other expenses of $1,102,731 consisting of $760,000 for the settlement of the Rosensaft litigation (See Item 7. "Notes to Consolidated Financial Statements"), and $342,731 for interest paid on the UTTC notes(TM). The notes were exchanged for the Series B Preferred which eliminated the interest payments, but resulted in the payment of dividends which are not included in net loss (see Item 1. "Description of the Business-- Capitalization and Ownership of Subsidiaries").

  The Company believes, on a forward-looking basis, that SG&A will increase for the fiscal year ended March 31, 2000, when compared to the current fiscal year. The Company believes that significant spending related to the enhancement, development and marketing of its products is required to remain competitive and establish the necessary trading volumes once the Company's systems are implemented.

Liquidity and Capital Resources

  At March 31, 1999, the Company's principal source of liquidity consisted of cash and cash equivalents of $2,667,347. On April 3, 1998, the Company entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to the Company, subject to the satisfaction of certain conditions (see "Notes to Consolidated Financial Statements--Stockholders' Equity"). As of March 31, 1999, the Company has drawn down $12,250,000 of the total $18,000,000.

  The Company believes, on a forward-looking basis, it will begin to generate revenue, in addition to those generated by Gomez, during its fiscal year ending March 31, 2000. The level and timing of such revenue is dependent, among other factors, upon the Company's assumptions regarding (i) the date the VTS(TM) commences live operation; (ii) the trading volume experienced by the VTS(TM); and (iii) the pricing the Company is able to obtain for VTS(TM) trade execution. Until adequate revenue is derived from the VTS(TM), the Company's cash, cash equivalents and cash flow from operations will not be sufficient to meet the presently anticipated cash requirements. Therefore, the Company anticipates exercising additional Puts to the Private Equity Investors until the Private Equity Line is completely utilized. Based upon the Company's current plan of operations, it is anticipated that the remaining amount available under the Private Equity Agreement will provide sufficient working capital for at least the next 12 months.

  The Company's future capital requirements will depend on many factors, including the timing for launch of the VTS(TM), market acceptance of the Company's products, the timing and extent of spending to support new product development efforts and the timing of introductions of new products and enhancements to existing products. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there are further delays in the introduction of the VTS(TM), or (iii) the Company fails to successfully develop markets for its products. The Company will also require additional financing to fund development of its products, such as eMC(TM) and NextExchange. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require the Company to share ownership of its subsidiaries and/or revenue from products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. In addition, in order to exercise Puts pursuant to the Private Equity Agreement, the Company must satisfy certain conditions as required in the Private Equity Agreement.

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

  State of Readiness. The Company has determined that none of its critical internal systems and equipment presents Y2K issues. The Company is continuously acquiring and replacing both hardware and software and is obtaining Y2K compliance certifications with such purchases. The Company's systems interface electronically and operationally with software, hardware and equipment outside of the Company's control. The Company also contracts with third parties for such services as telecommunications. These third party vendors with whom the Company has material agreements are large publicly traded organizations. The Company is reviewing the publicly available Y2K disclosures of these vendors; however there can be no assurance that the Company will not be adversely affected by the failure of these third parties to become Y2K compliant. The Company is not independently verifying the Y2K compliance of these vendors.

  The Company has also determined that none of the applications it has developed for use by its customers present Y2K issues. The Company is in the process of obtaining an independent certification of its VTS(TM)'s Y2K readiness. In addition, the Company's customers cannot enter or export non-Y2K compliant dates into the VTS(TM) and all VTS(TM) business partners interact with the VTS(TM) via Y2K compliant interfaces.

  Risks. Since the Company's VTS(TM) has not been activated, the potential liabilities and costs associated with the Y2K compliance issue cannot be estimated with certainty at this time. The potential costs, including any potential loss of revenue, would be dependent upon several factors including, but not limited to, the volume transacted through the Company's products, the Y2K readiness of customers utilizing the Company's products and the concentration of volume among the Company's customers. Because of these uncertainties regarding others, there can be no assurance that the Y2K issue will not have a material financial impact in any future period.

  Costs. To date, the Company has not incurred any material costs in identifying, evaluating or resolving Year 2000 compliance issues and expects any additional costs incurred to complete its review will be immaterial. However, the costs incurred to address this issue could increase materially if the Company identifies non-compliant systems and third-party technology, which must be replaced or modified or if the Company identifies any other problems related to the Year 2000 issue, which must be addressed.

  Contingency Plan. Because of the factors described above, the Company has no Y2K contingency plan and does not intend develop such a plan at this time. Should the Company become aware that certain products or services provided by third parties are not Y2K compliant, then the Company will develop contingency plans for those affected services and vendors.

Subsequent Events

  In April 1999, Gomez completed a private placement of 6% Series B Convertible Preferred Stock, par value $.01 per share, to accredited investors at a price of $5 per share. Gross proceeds received by Gomez from the sale amounted to $5,500,000. Gomez intends to use the net proceeds from the issuance for staffing increases, capital expenditures related to the upgrading and marketing of its existing products and services, the development and marketing of new products and services, and for general corporate purposes, including working capital.

  In June 1999, UTTC(TM) completed a private placement of Series TK Convertible Preferred Stock, par value $.01 per share. Gross proceeds received by UTTC(TM) from the sale amounted to $2,000,000. The proceeds will be used for general corporate purposes, including working capital.

  On June 4, 1999 the Company, filed a post effective amendment on Form S-3 with the S.E.C. to update its registration statement on Form S-2B, originally filed by the Company on February 8, 1996 in connection with its initial public offering, which was declared effective on May 2, 1996. The post effective amendment was declared effective on June 23, 1999.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Auditors............................................  19
  Consolidated Balance Sheets at
   March 31, 1998 and 1999..................................................  20
  Consolidated Statements of Operations
   for the years ended March 31, 1998 and 1999..............................  21
  Consolidated Statement of Stockholders'
   Equity for the years ended March 31, 1998 and 1999.......................  22
  Consolidated Statements of Cash Flows
   for the years ended March 31, 1998 and 1999..............................  24
  Notes to Consolidated Financial Statements................................  25

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
The Ashton Technology Group, Inc.

  We have audited the accompanying consolidated balance sheet of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 1998 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 7, 1999, except for
paragraph one of Note 14, as
to which the date is April 23,
1999 and paragraph two of Note
15 as to which the date is
June 4, 1999.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
Cash and cash equivalents.......................... $    815,680  $  2,667,347
Accounts receivable and prepayments................      130,843       308,249
Current portion of notes receivable................      103,619       112,499
Stock subscriptions receivable.....................      245,000           --
                                                    ------------  ------------
    Total current assets...........................    1,295,142     3,088,095
Notes receivable, net of current portion...........      458,040       717,284
Property and equipment, net of accumulated
 depreciation......................................      849,799     1,017,179
Investments and Exchange Membership................      105,000       196,900
Capitalized software development costs.............      224,686        95,354
Intangible assets..................................          --         58,563
Other assets.......................................       65,353       480,362
                                                    ------------  ------------
    Total Assets................................... $  2,998,020  $  5,653,737
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.............. $  1,736,447  $    675,841
Notes payable......................................       25,000           --
Other liabilities..................................          --        532,918
                                                    ------------  ------------
    Total current liabilities......................    1,761,447     1,208,759
Commitments and Contingencies
Stockholders' equity:
  Preferred stock authorized 3,000,000 shares,
   250,000 shares designated as Series A--
   (liquidation preference $10 per share); shares
   issued and outstanding; 250,000 and 125,219.....    2,500,000     1,252,188
  590,000 shares designated as Series B--
   (liquidation preference $10 per share); shares
   issued and outstanding; 460,000 and 417,500.....    3,188,875     4,175,000
  105,000 shares designated as Series C $.01 par
   value--(liquidation preference equals stated
   value); shares issued and outstanding; 55,000
   and none........................................      550,000           --
  10 shares designated as Series D $.01 par value--
   (liquidation preference equals stated value);
   shares issued and outstanding; none.............          --            --
  10 shares designated as Series E $.01 par value--
   $1,000,000 per share liquidation preference;
   shares issued and outstanding; none.............          --            --
Common stock--par value: $.01; shares authorized:
 60,000,000; Shares issued and outstanding;
 8,143,571 and 20,569,172..........................       81,436       205,692
Additional paid-in capital.........................   15,730,870    39,133,830
Deferred consulting expense........................     (438,281)     (285,208)
Accumulated deficit................................  (20,376,327)  (40,036,524)
                                                    ------------  ------------
Total stockholders' equity.........................    1,236,573     4,444,978
                                                    ------------  ------------
    Total Liabilities and Stockholders' Equity..... $  2,998,020  $  5,653,737
                                                    ============  ============

                See Notes to Consolidated Financial Statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended March 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
Revenues........................................... $    313,659  $  1,434,438
                                                    ------------  ------------
Costs and expenses:
  Cost of revenues.................................       79,000       168,000
  Development costs................................      196,974       190,707
  Depreciation and amortization....................      326,736       515,240
  Noncash compensatory charges.....................    1,844,761     5,932,466
  Selling, general and administrative..............    5,108,899     9,225,551
                                                    ------------  ------------
    Total costs and expenses.......................    7,556,370   (16,031,964)
                                                    ------------  ------------
Loss from operations...............................   (7,242,711)  (14,597,526)
Other (expenses)/income:
  Net interest (expense)/income....................     (342,731)      146,816
  Other (expense) income...........................     (760,000)      133,222
                                                    ------------  ------------
    Total other (expenses) income..................   (1,102,731)      280,038
                                                    ------------  ------------
Loss from continuing operations....................   (8,345,442)  (14,317,488)
                                                    ------------  ------------
Minority interest in earnings of subsidiaries......          --         41,003
Minority interest in earnings of discontinued
 operations........................................      (11,465)          --
Income from operations of discontinued operations
 of Computer Science Innovations (less applicable
 income taxes of $42,000)..........................       67,935           --
Loss on disposal of Computer Science Innovations...     (385,930)          --
                                                    ------------  ------------
Net loss........................................... $ (8,674,902) $(14,276,485)
                                                    ============  ============
Dividends attributed to preferred stock............          --     (1,113,277)
Beneficial conversion feature of preferred stock...   (2,206,480)   (4,270,435)
Dividends in arrears on preferred stock............     (107,749)      (33,447)
                                                    ------------  ------------
Net loss applicable to common stock................ $(10,989,131) $(19,693,644)
                                                    ============  ============
Net loss per share from continuing operations...... $      (1.42) $      (1.80)
Net loss per share from discontinued operations.... $      (0.04)          --
                                                    ------------  ------------
Net loss per share................................. $      (1.46) $      (1.80)
                                                    ============  ============
Weighted average number of common shares
 outstanding.......................................    7,519,555    10,953,818
                                                    ============  ============

                See Notes to Consolidated Financial Statements.

                  THE ASHTON TECHNOLOGY GROUP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Years ended March 31, 1998 and 1999

                             Common Stock           Series A                Series B                Series C
                          ------------------- ----------------------  ----------------------  --------------------
                          Number of           Number of               Number of               Number of
                            Shares    Amount   Shares      Amount      Shares      Amount      Shares     Amount
                          ---------- -------- ---------  -----------  ---------  -----------  --------- ----------
Balance at March 31,
 1997...................   7,562,500 $ 75,625      --            --        --            --        --          --
Issuance of Series A
 Convertible Preferred
 Stock..................         --       --   250,000   $ 2,500,000       --            --        --          --
Issuance of Series B
 Convertible Preferred
 Stock..................         --       --       --            --    162,500   $ 1,625,000       --          --
Issuance of Series B
 Convertible Preferred
 Stock in connection
 with exchange of UTTC
 notes payable..........         --       --       --            --    297,500     2,975,000       --          --
Recognition of
 beneficial conversion
 feature of preferred
 stock..................         --       --       --            --        --     (1,411,125)      --          --
Issuance of Series C
 Convertible Preferred
 Stock..................         --       --       --            --        --            --    105,000  $1,050,000
Series C Convertible
 Preferred Stock
 converted to common
 stock..................     281,071    2,811      --            --        --            --    (50,000)   (500,000)
Issuance cost in
 connection with
 preferred stock........         --       --       --            --        --            --        --          --
Issuance of options to
 purchase common stock..         --       --       --            --        --            --        --          --
Issuance of common stock
 for consulting
 services...............     300,000    3,000      --            --        --            --        --          --
Net loss................         --       --       --            --        --            --        --          --
                          ---------- -------- --------   -----------  --------   -----------   -------  ----------
Balance at March 31,
 1998...................   8,143,571   81,436  250,000     2,500,000   460,000     3,188,875    55,000     550,000
Conversion of preferred
 stock to common stock..   7,062,421   70,624 (126,750)   (1,267,500) (175,000)   (1,750,000)  (55,000)   (550,000)
Preferred stock
 dividends..............     182,392    1,824    1,969        19,688       --            --        --          --
Issuance of Series
 Preferred Stock........         --       --       --            --    127,500     1,275,000       --          --
Issuance costs in
 connection with
 preferred stock........      20,000      200      --            --      5,000        50,000       --          --
Recognition of
 beneficial conversion
 feature of preferred
 stock..................         --       --       --            --        --      1,411,125       --          --
Issuance costs in
 connection with common
 stock..................         --       --       --            --        --            --        --          --
Issuance of options to
 purchase common stock..         --       --       --            --        --            --        --          --
Issuance of options to
 purchase Gomez common
 stock..................         --       --       --            --        --            --        --          --
Issuance of common
 stock..................   4,810,788   48,108      --            --        --            --        --          --
Issuance of common stock
 for consulting
 services...............     250,000    2,500      --            --        --            --        --          --
Issuance of common stock
 and stock options for
 asset acquisitions.....     100,000    1,000      --            --        --            --        --          --
Amortization of deferred
 consulting expense.....         --       --       --            --        --            --        --          --
Net loss................         --       --       --            --        --            --        --          --
                          ---------- -------- --------   -----------  --------   -----------   -------  ----------
Balance at March 31,
 1999...................  20,569,172 $205,692  125,219   $ 1,252,188   417,500   $ 4,175,000       --          --
                          ========== ======== ========   ===========  ========   ===========   =======  ==========

                See Notes to Consolidated Financial Statements.

                          THE ASHTON TECHNOLOGY GROUP

                      Years ended March 31, 1998 and 1999

                               Series D               Series E
                         ---------------------  ---------------------  Additional                  Deferred
                         Number of              Number of                Paid-in    Accumulated   Consulting  Stockholders'
                          Shares     Amount      Shares     Amount       Capital      Deficit      Expense       Equity
                         --------- -----------  --------- -----------  -----------  ------------  ----------  -------------
Balance at March 31,
 1997..................      --            --       --            --   $10,482,197  $ (9,494,945)       --    $  1,062,877
Issuance of Series A
 Convertible Preferred
 Stock.................      --            --       --            --           --            --         --       2,500,000
Issuance of Series B
 Convertible Preferred
 Stock.................      --            --       --            --           --            --         --       1,625,000
Issuance of Series B
 Convertible Preferred
 Stock in connection
 with exchange of UTTC
 notes payable.........      --            --       --            --      (309,005)          --         --       2,665,995
Recognition of
 beneficial conversion
 feature of preferred
 stock.................      --            --       --            --     3,617,605    (2,206,480)       --             --
Issuance of Series C
 Convertible Preferred
 Stock.................      --            --       --            --           --            --         --       1,050,000
Series C Convertible
 Preferred Stock
 converted to common
 stock.................      --            --       --            --       497,189           --         --             --
Issuance cost in
 connection with
 preferred stock.......      --            --       --            --    (1,594,466)          --         --      (1,594,466)
Issuance of options to
 purchase common
 stock.................      --            --       --            --     2,562,225           --         --       2,562,225
Issuance of common
 stock for consulting
 services..............      --            --       --            --       475,125           --   $(438,281)        39,844
Net loss...............      --            --       --            --           --     (8,674,902)       --      (8,674,902)
                          ------   -----------    -----   -----------  -----------  ------------  ---------   ------------
Balance at March 31,
 1998..................      --            --       --            --    15,730,870   (20,376,327)  (438,281)     1,236,573
Conversion of preferred
 stock to common
 stock.................   (3.174)  $(3,173,950)    (2.1)  $(2,100,000)   8,770,826           --         --             --
Preferred stock
 dividends.............    0.024        23,950      --            --       426,975    (1,113,277)       --        (640,040)
Issuance of Series
 Preferred Stock.......     3.00     3,000,000     2.00     2,000,000          --            --         --       6,725,000
Issuance costs in
 connection with
 preferred stock.......     0.15       150,000     0.10       100,000   (1,163,199)          --         --        (862,999)
Recognition of
 beneficial conversion
 feature of preferred
 stock.................      --            --       --            --     2,859,310    (4,270,435)       --             --
Issuance costs in
 connection with common
 stock.................      --            --       --            --      (725,000)          --         --        (725,000)
Issuance of options to
 purchase common
 stock.................      --            --       --            --       497,876           --         --         497,876
Issuance of options to
 purchase Gomez common
 stock.................      --            --       --            --     4,864,860           --         --       4,864,860
Issuance of common
 stock.................      --            --       --            --     7,201,892           --         --       7,250,000
Issuance of common
 stock for consulting
 services..............      --            --       --            --       414,157           --    (416,657)           --
Issuance of common
 stock and stock
 options for asset
 acquisitions..........      --            --       --            --       254,463           --         --         255,463
Amortization of
 deferred consulting
 expense...............      --            --       --            --           --            --     569,730        569,730
Net loss...............      --            --       --            --           --    (14,276,485)       --     (14,276,485)
                          ------   -----------    -----   -----------  -----------  ------------  ---------   ------------
Balance at March 31,
 1999..................      --            --       --            --   $39,133,830  $(40,036,524) $(285,208)  $  4,444,978
                          ======   ===========    =====   ===========  ===========  ============  =========   ============

                See Notes to Consolidated Financial Statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended March 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
Cash Flows From Operating Activities:
Net loss...........................................  $(8,674,902) $(14,276,485)
 Income from discontinued operations...............      (67,935)          --
 Minority interest in earnings of discontinued
  operations.......................................       11,465           --
 Loss on sale of discontinued operations...........      385,930           --
                                                     -----------  ------------
Loss from continuing operations....................   (8,345,442)  (14,276,485)
Adjustments to reconcile net loss to net cash (used
 in) provided by continuing operations:
Depreciation and amortization......................      326,736       705,947
 Noncash compensatory charge for common stock
  options..........................................    1,804,917     5,362,736
 Minority interest in earnings of subsidiaries.....          --        (41,003)
 Common stock issued for consulting services.......       39,844       569,730
 Writedown E.Com investment........................          --        105,000
Changes in operating assets and liabilities
 Decrease/(increase) in receivables and
  prepayments......................................      261,537      (177,406)
 Decrease in stock subscription receivable.........          --        245,000
 (Increase) in other assets........................       (6,863)     (415,009)
 Increase/(decrease) in accounts payable and
  accrued expenses.................................      344,732    (1,440,637)
 Increase in other liabilities.....................          --        532,918
                                                     -----------  ------------
   Net cash used in continuing operations..........   (5,574,539)   (8,829,209)
   Net cash provided by discontinued operations....       50,045           --
                                                     -----------  ------------
Net cash used in operating activities..............   (5,524,494)   (8,829,209)
Cash Flows From Investing Activities:
Purchase of fixed assets...........................     (348,392)     (644,403)
Investment in E.Com................................     (105,000)          --
(Increase) in notes receivable.....................          --       (380,000)
Cash received from notes receivable................       32,466       111,876
Proceeds from sale of subsidiary, net of cash
 disposed..........................................      154,108           --
Capitalized software development costs.............     (224,686)      (61,375)
                                                     -----------  ------------
   Net cash used in investing activities...........     (491,504)     (973,902)
                                                     -----------  ------------
Cash Flows From Financing Activities:
Preferred stock dividends paid in cash.............          --       (319,062)
Issuance costs for preferred stock and notes
 payable...........................................   (1,159,163)     (863,000)
Issuance costs for common stock....................          --       (725,000)
Proceeds from issuance of notes payable............    3,000,000           --
Proceeds from issuance of Gomez common stock.......          --         36,840
Proceeds from issuance of preferred stock..........    4,930,000     6,275,000
Proceeds from issuance of common stock.............          --      7,250,000
                                                     -----------  ------------
   Net cash provided by financing activities.......    6,770,837    11,654,778
                                                     -----------  ------------
Net Increase/(Decrease) in Cash and Cash
 Equivalents.......................................      754,839     1,851,667
Cash and cash equivalents, beginning of year.......       60,841       815,680
                                                     -----------  ------------
Cash and cash equivalents, end of year.............  $   815,680  $  2,667,347
                                                     ===========  ============
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest............  $   364,938  $    147,388
 Cash paid during the year for taxes...............  $    20,198  $      6,619
Supplemental schedule of noncash investing and
 financing activities:
Purchase of PHLX seat and VWAP.com.................          --   $    255,463
 Exchange of UTTC(TM) notes for Ashton preferred
  stock............................................  $ 2,975,000           --
 Forgiveness of note payable in connection with
  the sale of CSI(R)...............................  $   500,000           --
 Receipt of note receivable in connection with
  sale of CSI(R)...................................  $   594,125           --

                See Notes to Consolidated Financial Statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

  The accompanying consolidated financial statements for the years ended March 31, 1998 and 1999 include the accounts of The Ashton Technology Group, Inc. ("ATG(TM)") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), Gomez Advisors, Inc. ("Gomez"), ATG(TM) International ("International"), Electronic Market Center, Inc. ("EMC"), and UTTC(TM)'s subsidiaries, collectively the "Company".

  Gomez was formed in May 1997, REB was formed in April 1998, EMC was formed in June 1998, and International was formed in July 1998. ATG(TM) owns 94% of the voting equity of UTTC(TM) and 70% of the voting equity of Gomez. UTTC(TM)'s subsidiaries, Croix Securities, Inc. and Next Exchange, Inc. were formed in February 1999 and are wholly owned subsidiaries of UTTC(TM). The results of operations for each of these subsidiaries are included from the date of formation. All significant intercompany accounts and transactions have been eliminated.

  The Company is engaged in the development and commercialization of on-line transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial and electronic commerce ("e-commerce"). The Company is currently organized as a parent company with four subsidiaries.

 Revenue Recognition

  Consulting revenues are recognized when the services are completed and the client has been billed for the services rendered. Advertising and sponsorship revenues are recognized in the period in which the advertisement or sponsorship is displayed, provided that no significant obligations remain and either the Company has already been paid or collection of the receivable is probable.

 Cash and Cash Equivalents

  The Company considers all cash and highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist primary of money market accounts, are carried at cost, which approximates market value.

 Accounts Receivable and Concentration of Credit Risk

  Accounts receivable and prepayments are primarily attributable to Gomez and consist of billed receivables arising from recognized revenues. One customer contributed approximately $185,000, or 13% of total revenues, for the year ended March 31, 1999. Three customers contributed approximately $86,250 (28%), $37,500 (17%), and $37,500 (12%) of total revenue, for the year ended March 31, 1998. Three customers account for approximately 30%, 18%, and 16% of Gomez's total accounts receivable at March 31, 1999. As of March 31, 1998, three customers accounted for approximately 41%, 29%, and 23% of Gomez's accounts receivable. Accounts receivable includes accrued interest of $34,083 on the note receivable from The Dover Group, Inc. ("Dover") (see "Note 3. Certain Transactions").

 Capitalized Software Development Costs

  The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred. No internal-use software costs have been capitalized at March 31, 1998 and 1999.

  The Company accounts for the costs of software to be marketed in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes software development costs where technological feasibility of the product has been established. The technological feasibility of a computer software product is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management.

  At each balance sheet date, the capitalized computer software costs are compared to the net realizable value of the related product. The net realized value is the estimated future gross revenue from the related product reduced by the estimated future costs of completing and disposing of such product. In the event that the unamortized capitalized computer software costs exceed the net exceed the net realizable value of the related product, such excess amount is to be written off.

  Capitalized software development costs related to the volume weighted average price ("VWAP(R)") trading system ("VTS(TM)") amounted to $224,686 and $61,375 for the years ended December 31, 1998 and 1999, respectively, of which, $224,686 and $95,354 are included on the consolidated balance sheets at March 31, 1998 and 1999, respectively.

 Advertising Expenses

  All advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 1998 and 1999 amounted to approximately $245,000 and $385,992, respectively.

 Property and Equipment

  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are amortized over the term of the lease, which is shorter than the estimated useful life of the leasehold improvements.

 Fair Value of Notes Receivable

  Based on rates of return currently available to the Company for investments with similar terms and maturities, the fair value of the notes receivable approximates the carrying amount.

 Deferred Stock Issuance Costs

  Stock issuance costs of $282,117, representing costs incurred in connection with the Gomez Series B Preferred Stock Offering (see "Note 14 "Subsequent Events") completed in April 1999, have been deferred and will be netted against the proceeds received from the offering. This amount is included in other assets at March 31, 1999.

 Restatement of Financial Statements

  The presentation of the operations and sale of Computer Science Innovations, Inc. ("CSI(R)") has been reclassified and presented as discounted operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. This accounting treatment does not change the reported loss for the year ended March 31, 1998. The Company believes such presentation simplifies the comparison of the financial statements.

 Intangible Assets

  Intangible assets consist entirely of the purchase of the rights to www.VWAP.com in March 1999 and represents the fair market value of stock options paid in consideration for such rights. The fair market value of the stock options was calculated using a Black-Scholes option-pricing model. Amortization of intangible assets is provided on a straight-line basis over the estimated useful life of the asset, which is estimated at 18 months. No amortization expense was recognized during the year ended March 31, 1999. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has occurred.

 Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses at March 31, 1999 consist entirely of accrued professional fees and other expenses. At March 31, 1998, accounts payable and accrued expenses included accrued litigation settlement of $760,000, accrued compensation expenses of $115,500, trade accounts payable of $47,786, and accrued professional fees and other expenses of $813,161.

  Other non-current liabilities are comprised of accrued dividends of approximately $320,000 and deferred revenue of approximately $197,525.

 Earnings Per Share

  Net loss per share is computed using the weighted average number of shares outstanding. Incremental shares to be issued upon the exercising of options and warrants and upon the conversion of convertible preferred stock have not been included, because the effect would be anti-dilutive.

 Reclassifications

  Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

 Use of Estimates

  The preparation of financial statements, in conformity with generally accepted accounting principles, also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Recently Adopted Accounting Standards

  In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company will adopt SOP No. 98-1 beginning April 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

  In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires all costs associated with pre-opening and pre-operating organization activities to be expensed as incurred. The Company will adopt SOP No. 98-5 beginning April 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

3. Certain Transactions

  The Company and Raymond T. Tate ("Tate"), formerly Chairman of the Board of Directors, entered into a consulting agreement, dated October 22, 1996 (the "Consulting Agreement"). Under the terms of the Consulting Agreement, the Company retained Tate to act as a consultant to the CSI(R) for the period from October 22, 1996 to December 31, 1998. As compensation for such services, the Company agreed to pay Raymond Tate Associates and Tate $120,000 per annum and certain other expenses. Tate also agreed not to compete with the Company in the Financial Services Industry (as such term is defined in the Consulting Agreement) during the term of the Consulting Agreement.

  For the years ended March 31, 1998 and 1999, the Company paid Raymond Tate Associates and Tate $101,423 and $91,692, respectively. As of December 31, 1998, all payments to Raymond Tate Associates and Tate pursuant to the Consulting Agreement were completed. The total cost of the Consulting Agreement was accrued during the year ended March 31, 1997 when the Company determined no value would be derived from the Consulting Agreement.

  On May 1, 1997, David N. Rosensaft ("Rosensaft") commenced an action in the U.S. District Court for the Southern District of New York captioned Rosensaft
v. The Ashton Technology Group, Inc., et al, No. 97 Civ.

3138 ("the Rosensaft lawsuit"). On January 14, 1998, the Company entered into an agreement with Dover and Fredric W. Rittereiser (the Company's President, Chief Executive Officer and a director of the Company), whereby Dover and Mr. Rittereiser agreed to reimburse $413,980 in legal costs associated with the Rosensaft lawsuit to the Company to the extent such costs were not covered by the Company's directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 333,334 shares of UTTC(TM) stock as collateral in support of their agreement to pay the legal costs. The Company has submitted a claim to its insurance carrier in the full amount of such legal costs. To date, the Company and its insurance carrier have not reached agreement as to whether the legal costs are covered by the Company's directors' and officers' liability insurance policy. On March 4, 1998, the U.S. District Court entered an order awarding damages against Dover and Mr. Rittereiser in the amount of approximately $1,200,000. Mr. Rittereiser is the sole shareholder, director and officer of Dover. On April 7, 1998, the Company's Board of Directors, after due deliberation, concluded that the Company and its UTTC(TM) subsidiary derived mutual benefit from the Rosensaft settlement by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC(TM) agreed to fund one-third of the Rosensaft settlement amount. On April 8, 1998, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual rate of 9%, for thirty months. The loan is included in notes receivable on the consolidated sheets at March 31, 1999. In exchange for the loan to satisfy the Rosensaft settlement, Dover pledged 300,000 shares of the Company's common stock ("Common Stock") under its control and entered into a Promissory Note in favor of the Company.

  Since 1996, the Company has utilized Dover for various services including advising the Company on its acquisitions of UTTC(TM) and CSI(R) and consulting services related to the Company's financings and product development efforts. Mr. Rittereiser, is the Chairman of Dover. For the years ended March 31, 1998 and 1999, the Company paid consulting fees to Dover amounting to $125,000 compared to $235,000, respectively.

  During 1998, the Company retained Richard Butler, a member of the Company's Board of Directors, to provide strategic marketing services. For the years ended March 31, 1998 and 1999, the Company paid consulting fees to Richard Butler amounting to $7,500 and $90,000, respectively.

  During 1997, the Company retained Adirondack Capital, L.L.C. ("Adirondack") to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. For the year ended March 31, 1999, the Company paid consulting fees to Adirondack amounting to $120,000 compared to $115,000 for the same period of 1998. The Company has received an independent opinion stating that the fees paid to Adirondack are comparable to fees that it would have been required to pay, if it had obtained such services from an unaffiliated third party.

  Additionally, the Company has paid Adirondack $300,000 (an amount equal to 5% of the proceeds from the sale of the Series C Preferred, the Series D Preferred and the Series E Preferred) and an option to purchase 600,000 shares of Common Stock at $1.875 per share. Pursuant to the Private Equity Line of Credit Agreement (the "Private Equity Agreement" or "Agreement"), the Company has also agreed to pay Adirondack an amount equal to 5% of the proceeds from the sale of Common Stock (each such sale a "Put"). As of March 31, 1999, Adirondack has been paid $362,500 pursuant to the Private Equity Agreement.

4. Property and Equipment

  Property and equipment, at cost, consist of the following as of March 31, 1998 and 1999:

                                                 March 31,
                                           ----------------------    Estimated
                                              1998        1999      Useful Life
                                           ----------  ----------  -------------
   Office equipment....................... $  165,250  $  196,999      3-5 years
   Computer equipment.....................    923,907   1,466,306        3 years
   Furniture and fixtures.................    134,835     216,757        7 years
   Leasehold improvements.................    112,332     100,665  Term of lease
                                           ----------  ----------
                                            1,336,324   1,980,727
   Less accumulated depreciation..........   (486,525)   (963,548)
                                           ----------  ----------
     Property and equipment, net.......... $  849,799  $1,017,179
                                           ==========  ==========

  Depreciation and amortization expense for the years ended March 31, 1998 and 1999 was approximately $327,000 and $477,000, respectively.

5. Investments and Exchange Membership

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

  On October 2, 1998, E.Com filed a Current Report on Form 8-K stating E.Com is exploring various alternative financing strategies, including private and public financing, selling assets and bank borrowings. Absent successful completion of such a financing, E.Com has indicated it will not have sufficient liquid assets to continue operations as currently conducted. Since E.Com has made no subsequent filings to update its situation, the Company has elected to write off the carrying value of its investment in E.Com in the amount of $105,000.

  On March 19, 1999, the Company purchased PHLX membership seat privileges for REB. The Company issued 100,000 restricted shares of Common Stock in consideration of the PHLX seat. Based upon the market value of the Common Stock on March 19, 1999, the Company recorded the total $196,900 acquisition price of the PHLX as an asset. The acquisition cost approximates the bid/offer price range of a PHLX membership seat at the time of purchase.

6. Stockholders' Equity

  On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in cash or additional shares of Series A Preferred until February 15, 2000. Each holder of shares of Series A Preferred has the right to convert each share of Series A Preferred into: (i) ten shares of Common Stock; and (ii) one two-year warrant to purchase three shares of the common stock, par value $0.01 per share, of UTTC(TM) (the "UTTC(TM) Common Stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) Common Stock, with an exercise price of $0.75 per share, subject to adjustment.

  The Company sold 250,000 shares of its Series A Preferred at $10.00 per share, and realized gross proceeds of $2,500,000. The Series A Preferred offering closed on January 15, 1998. The Company closed the Exchange Offer transaction after receiving the tender of $2,975,000 of the UTTC(TM) Notes for which the Company issued 297,500 shares of Series B Preferred Stock. The Company sold 290,000 shares of its Series B Preferred Stock at

$10 per share. The sale of Series B Preferred Stock closed on May 6, 1998. The Company realized gross proceeds of $2,900,000.

  Over the past two fiscal years the Company realized gross proceeds of $9,425,000 from the sale of the Series A Preferred, the Series B Preferred, and the Series C Preferred. After deducting issue costs of approximately $1,445,000, the Company received net proceeds of $7,980,000.

  As of March 31, 1999, dividends in arrears amounted to $7,252 for the Series A Preferred and $26,235 for the Series B Preferred. As of March 31, 1999, the Company had 125,219 shares of Series A and 417,500 shares of Series B Preferred outstanding. Upon conversion of these shares of Series A Preferred and Series B Preferred, the Company would be obligated to issue 3,757,190 shares of Common Stock.

  On January 27, 1998, the Company completed the sale of 100,000 shares of the Series C Convertible Preferred Stock to a group of foreign investors (the "Series C Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000. Holders of shares of Series C Preferred had the right to convert each share of Series C Preferred into one share of Common Stock at the defined floating conversion price which amounted to $1.51 per share. In addition, the Series C Investors received warrants exercisable into an aggregate of 100,000 shares of Common Stock at an exercise price of $1.70 for a period of five years. As of March 31, 1998, 50,000 shares of the Series C Shares were converted into 281,071 shares of Common Stock. Between March 31 and April 21, 1998, the remainder of the shares Series C Preferred were converted into 314,342 shares of Common Stock. The fees paid for the Series C Shares were as follows: 5,000 Series C Shares, $50,000, and a warrant to purchase 100,000 shares of Common Stock at 105% of Market Price to Settondown Capital International Ltd. (the "Placement Agent"). In addition, the Company paid $50,000 and granted an option to purchase 150,000 shares of Common Stock at $1.875 per share to Adirondack, for services in structuring the offering.

  On April 3, 1998 (the "Subscription Date"), the Company entered into the Private Equity Agreement with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to the Company of which $12,250,000 has been drawn down as described below. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred"), with a liquidation preference of $1,000,000 per share, for an aggregate purchase price of $3,000,000. The Company also agreed to promptly file a registration statement with the Securities and Exchange Commission ("SEC") under the Securities Act, registering shares of Common Stock issuable in connection with the transactions contemplated by the Private Equity Agreement (the "Registration Statement"). The Company filed this Registration Statement with the Commission on June 29, 1998 and it became effective on August 13, 1998. The Agreement provided that the Private Equity Investors would be obligated to purchase Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The Private Equity Investors purchased such shares of Series E Preferred on July 15, 1998.

  In addition, on the Subscription Date, the Private Equity Investors received warrants (each, a "Warrant") to purchase up to an aggregate of 250,000 shares of Common Stock and received additional Warrants to purchase up to an aggregate of 100,000 of such shares on July 15, 1998. The Warrants are exercisable for five years at an exercise price of $4.58 per share. The fair value of the Warrants amounting to $230,800 has been recorded as a dividend to the holders of the Series D and Series E Preferred.

  On the Subscription Date, the Company paid the Placement Agent, a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a Warrant, on the same terms as the Warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of Common Stock, (iv) 20,000 shares of Common Stock, and (v) attorneys fees of $30,000. On July 15, 1998, the Company paid the Placement Agent, $100,000 and 0.1 share of Series E Preferred and a Warrant to purchase up to 60,000 shares of Common Stock, on the same terms as the Warrant issued on the Subscription Date. In addition, on the completion of each Put by the Company pursuant to the Private Equity Agreement, the Company has agreed to pay the Placement Agent an amount equal to 5% of the proceeds of each such Put.

  The conversion price of the Series D Preferred is an amount equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred is 80% of the Market Price. Each share of the Series D Preferred and Series E Preferred (i) ranks pari passu with the other authorized preferred stock of the Company and (ii) is entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. Between August 20, 1998 and March 31, 1999, 3.174 shares of the Series D Preferred were converted into 2,863,521 shares of Common Stock. Between December 1, 1998 and March 31, 1999,
2.1 shares of the Series E Preferred were converted into 1,567,058 shares of Common Stock.

  At the time of issuance, the Series A, Series B, Series C, Series D, and Series E Preferred Stock was convertible at prices below the market value of the underlying Common Stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying Common Stock multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize that return. At March 31, 1999, the beneficial conversion feature amounted to $1,643,900, $2,695,436, $349,943, $1,180,549, and $607,087 for the Series A Preferred,
Series B Preferred, Series C Preferred, Series D Preferred, and Series E Preferred, respectively. At March 31, 1998, the beneficial conversion feature amounted to $1,643,900, $212,637, and $343,943 for the Series A Preferred, Series B Preferred, and Series C Preferred, respectively.

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

  Between August 20, 1998 and March 31, 1999, the Company exercised six Puts to the Private Equity Investors in the aggregate amount of $7,250,000. The Company has issued 4,810,788 shares of Common Stock to the Private Equity Investors in connection with the Puts.

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

  In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of Common Stock, with a fair value of $475,125, in exchange for promotional services through February 1999. In August 1998, the Company amended the consulting agreement with Continental whereby the Company issued 250,000 additional shares of Common Stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, the Company recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. The consulting cost will be amortized over the revised term of the agreement, which is one year. For the year ended March 31, 1999, the Company charged $569,730 to operations for the amortization of deferred consulting expenses related to the consulting agreement and the amended consulting agreement. The Company recognized deferred consulting expenses of $39,844 during the year ended March 31, 1998.

7. Employee Stock Option Plan

  Stock options are granted to officers, directors, employees and others who provide services to the Company at the discretion of the Board of Directors. During the quarter ended September 30, 1998, the Company issued non-qualified options to purchase 4,760,000 shares of the Company's Common Stock to officers, directors and employees of the Company pursuant to the Company's plan to grant 6,000,000 shares of Common Stock at $1.875 to employees, officers, directors, and third parties. Stock options granted to officers and directors pursuant to this plan vest on July 15, 1999 and expire on July 15, 2003.

  On November 11, 1998, the Board of Directors authorized the adoption of a non-qualified stock plan for one million shares of Common Stock to officers, directors, employees, and third parties. During the year ended March 31, 1999, options to purchase 970,000 shares of the Company's common stock were issued to officers and employees pursuant to this plan. These options have an exercise price equal to the fair market value of Common Stock at the date of grant. The options vest over a period of three years and expire five years after the date of grant.

  All stock options granted by the Company include provisions for: (i) forfeiture in the event the employee dies or ceases to be in the employment of ATG(TM), or one of its subsidiaries, during the first year of employment; and
(ii) immediate vesting upon a merger, consolidation or change of control of the Company. The Company has not registered the Common Stock underlying the stock options.

  A summary of the status of the Company's employee stock options outstanding as of March 31, 1998 and 1999 is as follows:

                                         March 31, 1998     March 31, 1999
                                        ----------------- --------------------
                                                Weighted-            Weighted-
                                                 Average              Average
                                                Exercise             Exercise
                                        Options   Price    Options     Price
                                        ------- --------- ---------  ---------
   Outstanding at beginning of year.... 450,000   $6.28     450,000    $6.28
   Forfeited during the year...........     --      --       (2,500)    1.88
   Granted during the year.............     --      --    5,730,000     1.94
                                        -------   -----   ---------    -----
   Outstanding at end of year.......... 450,000   $6.28   6,177,500    $2.25
                                        =======   =====   =========    =====

  The following table summarizes information about employee stock options outstanding and exercisable at March 31, 1999:

                              Number        Weighted-Average
            Range of      Outstanding and Remaining Contractual
         Exercise Price     Exercisable           Life          Exercise Price
         --------------   --------------- --------------------- --------------
           $1.50-2.00        5,337,500          4.4 years           $ 1.88
           $3.00-4.00          740,000          5.7 years           $ 3.39
             14.25             100,000          7.0 years           $14.25

  Of the total 6,177,500 stock options outstanding at March 31, 1999, 219,000 stock options were exercisable at an average price of $5.50 per share.

  The Company also grants stock options to third parties in consideration for services rendered to the Company. During the year ended March 31, 1999, 525,000 options to purchase Common Stock were issued to consultants providing marketing services to the Company and in consideration for the rights to www.VWAP.com. A summary of the status of the stock options issued to third parties as of March 31, 1999 is as follows:

                                         March 31, 1998      March 31, 1999
                                       ------------------- -------------------
                                                 Weighted-           Weighted-
                                                  Average             Average
                                                 Exercise            Exercise
                                        Options    Price    Options    Price
                                       --------- --------- --------- ---------
   Outstanding at beginning of year...       --    $ --    1,090,000   $1.88
   Granted during the year............ 1,090,000    1.88     525,000    2.06
                                       ---------   -----   ---------   -----
   Outstanding at end of year......... 1,090,000   $1.88   1,615,000   $1.93
                                       =========   =====   =========   =====

  The following table summarizes information about third party stock options outstanding and exercisable at March 31, 1999:

                              Number        Weighted-Average
            Range of      Outstanding and Remaining Contractual
         Exercise Price     Exercisable           Life          Exercise Price
         --------------   --------------- --------------------- --------------
          $1.50-$2.50        1,615,000          4.2 years           $1.93

  Of the total 1,615,000 stock options outstanding at March 31, 1999, 1,515,000 stock options were exercisable at an average price of $1.93 per share.

  Stock options granted to third parties generally vest immediately and have a maximum exercise term of five years. The Company has not registered the Common Stock underlying the stock options. The Company recognizes a non-cash compensation charge for options granted to third parties in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company's assumptions used to calculate the fair values of options issued to third parties include: (i) a risk-free interest rate of 6%, (ii) an expected life of five years, (iii) expected stock volatility of 20%, and (iv) expected stock dividends of zero. During the years ended March 31, 1998 and 1999, the Company recognized a noncash compensatory expense of $1,804,917 and $497,876, respectively, for options granted to third parties, including non-employee directors.

  Gomez established a 1998 Employee Stock Option Plan to grant incentive and non-qualified stock options to employees. As of of March 31, 1999, 445,000 options to purchase shares of Gomez common stock have been granted to employees. Gomez also established a 1999 Long-Term Incentive Plan, which was approved by the Gomez Board of Directors in January 1999. Under this plan, Gomez may grant stock, stock options, stock grants, stock appreciation rights, restricted shares, performance-based awards or other stock-based awards (collectively, "stock awards"). As of March 31, 1999, a total of 4,189,000 shares of Gomez common stock have been reserved for issuance under this plan, and no shares had been issued pursuant to stock awards granted under this stock plan, 3,437,500 shares were subject to outstanding options and 751,500 shares were available for future grant.

  A summary of the status of the Gomez stock options outstanding as of March 31, 1999 is as follows:

                                      March 31, 1998       March 31, 1999
                                    ------------------- ---------------------
                                              Weighted-             Weighted-
                                               Average               Average
                                              Exercise              Exercise
                                     Options    Price    Options      Price
                                    --------- --------- ----------  ---------
   Outstanding at beginning of
    year...........................       --    $ --     5,000,000    $0.41
   Forfeited during the year.......       --      --    (6,500,000)    0.31
   Granted during the year......... 5,000,000    0.41    5,382,500     0.52
                                    ---------   -----   ----------    -----
   Outstanding at end of year...... 5,000,000   $0.41    3,882,500    $0.71
                                    =========   =====   ==========    =====

  The following table summarizes information about Gomez stock options outstanding and exercisable at March 31, 1999:

                              Number        Weighted-Average
            Range of      Outstanding and Remaining Contractual
         Exercise Price     Exercisable           Life          Exercise Price
         --------------   --------------- --------------------- --------------
              $.01           3,003,000          4.8 years           $ .01
           $1.00-5.00          879,500          4.8 years           $3.10

  Of the total 3,882,500 stock options outstanding at March 31, 1999, 1,501,500 stock options were exercisable at an average price of $.01 per share.

  On January 22, 1999, an Exchange Agreement was entered into by and between Gomez, ATG(TM), certain persons affiliated with Gomez, and certain persons affiliated with ATG(TM). Pursuant to the Exchange Agreement:

  . ATG(TM) exchanged all of its rights and interest in the $1,475,000 of loans made by ATG(TM) to Gomez for an additional 59,000 shares of Gomez common stock and subsequently exchanged all 60,000 shares of Gomez common stock that it held for 4,905 shares of Gomez Series A Preferred Stock;

  . Julio Gomez, John Robb, and Dr. Alexander Stein (collectively "The Gomez Founders") exchanged options to purchase 3,000,000 shares of Gomez common stock and paid $.01 per share for 2,103,000 shares of Gomez common stock;

  . The Gomez Founders exchanged options to purchase 2,000,000 shares of Gomez common stock for options to purchase 3,003,000 shares of Gomez common stock at $.011 per share pursuant to the Gomez 1999 Long-Term Incentive Plan; and

  . Certain officers and directors of ATG(TM) exchanged options to purchase 1,500,000 shares of Gomez's common stock and paid $.01 per share for 1,631,000 shares of restricted Gomez common stock.

  During the year ended March 31, 1999, Gomez and the Company recognized a noncash compensation charge of $4,864,860 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of the related options issued to the Gomez Founders. Gomez issued 3,003,000 options at an average price of $.01 per share, all of which were granted at less than the deemed fair value at the date of grant. Gomez expects to recognize noncash compensation charges of $2,432,430 and $6,744,870 for the years ended March 31, 2000 and 2001, respectively, as the stock options vest. However, the full amount of such charges would be recognized upon the closing of an initial public offering or upon a change in control as a result of an automatic acceleration clause contained in the Exchange Agreement.

  In addition, UTTC(TM) issued stock options to employees and third parties. A summary of the status of the employee UTTC(TM) stock options outstanding as of March 31, 1999 is as follows:

                                          March 31, 1998     March 31, 1999
                                         ----------------- -------------------
                                                 Weighted-           Weighted-
                                                  Average             Average
                                                 Exercise            Exercise
                                         Options   Price    Options    Price
                                         ------- --------- --------- ---------
   Outstanding at beginning of year.....     --    $ --      400,000   $1.50
   Forfeited during the year............     --      --          --      --
   Granted during the year.............. 400,000    1.50   1,000,000    1.00
                                         -------   -----   ---------   -----
   Outstanding at end of year........... 400,000   $1.50   1,400,000   $1.14
                                         =======   =====   =========   =====

  The following table summarizes information about UTTC(TM) employee stock options outstanding and exercisable at March 31, 1999:

                              Number        Weighted-Average
            Range of      Outstanding and Remaining Contractual
         Exercise Price     Exercisable           Life          Exercise Price
         --------------   --------------- --------------------- --------------
           $1.00-1.50        1,400,000          3.8 years           $1.14

  Of the total 1,400,000 employee stock options outstanding at March 31, 1999, 100,000 stock options were exercisable at an average price of $1.50 per share.

  A summary of the status of the third party UTTC(TM) stock options outstanding as of March 31, 1999 is as follows:

                                            March 31, 1998    March 31, 1999
                                           ----------------- -----------------
                                                   Weighted-         Weighted-
                                                    Average           Average
                                                   Exercise          Exercise
                                           Options   Price   Options   Price
                                           ------- --------- ------- ---------
   Outstanding at beginning of year.......   --      $ --        --    $ --
   Forfeited during the year..............   --        --        --      --
   Granted during the year................   --        --    835,000    1.00
                                             ---     -----   -------   -----
   Outstanding at end of year.............   --      $ --    835,000   $1.00
                                             ===     =====   =======   =====

  The following table summarizes information about UTTC(TM) third-party stock options outstanding and exercisable at March 31, 1999:

                              Number        Weighted-Average
            Range of      Outstanding and Remaining Contractual
         Exercise Price     Exercisable           Life          Exercise Price
         --------------   --------------- --------------------- --------------
             $1.00            835,000           4.0 years           $1.00

  All 835,000 third-party stock options outstanding at March 31, 1999 were exercisable at an average price of $1.00 per share.

  Net loss and loss per share for the year ended March 31, 1998 would not have materially changed because the UTTC(TM) options issued had no value at the grant date based on an independent valuation of the Company.

  In 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123.

  If the Company had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below. The Company's assumptions used to calculate the fair values of options issued to employees include: (i) a risk-free interest rate of 6%, (ii) an expected life of five years, (iii) expected stock volatility of 20%, and (iv) expected stock dividends of zero.

                                As Reported                 Pro Forma
                          -------------------------  -------------------------
                          For the year ended March   For the year ended March
                                    31,                        31,
                          -------------------------  -------------------------
                             1998          1999         1998          1999
                          -----------  ------------  -----------  ------------
   Net loss.............. $(8,674,902) $(14,276,485) $(8,674,902) $(21,755,046)
   Loss per share........ $     (1.46) $      (1.80) $     (1.46) $      (2.48)

8. Benefit Plans

  The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. The Company may make nonmandatory contributions. Certain officers of the Company serve as trustees of the plan. No contributions were made during the years ended March 31, 1998 and 1999.

  The Company maintains life insurance policies on its key officers and employees in the aggregate amount of $4,600,000.

9. Segment Information

  The Company's continuing operations are classified in two primary business segments: (i) trading systems and (ii) Gomez.

  Gomez Advisors, Inc. ("Gomez") was formed in May 1997 as a subsidiary of the Company together with Julio Gomez, John Robb, and Dr. Alex Stein to provide independent advice with respect to online investing and provide clients in the financial services industry with consulting advice concerning the use of the Internet as a tool for establishing electronic client relationships, marketing, and the interactive distribution of securities. Gomez is a provider of Internet-based products and services to consumers and businesses in select e-commerce industries. Gomez delivers interactive content that provides decision support for consumers and businesses to more efficiently engage in e-commerce.

  Summarized financial information, excluding intercompany transactions, by business segment is as follows:

                                                       For the year March 31,
                                                       ------------------------
                                                          1998         1999
                                                       -----------  -----------
     Revenues:
       Gomez.......................................... $   313,659  $ 1,434,438
       Trading systems................................         --           --
                                                       -----------  -----------
                                                           313,659    1,434,438
     Loss from operations:
       Gomez..........................................    (189,978)  (5,842,921)
       Trading systems................................  (8,155,464)  (8,474,567)
                                                       -----------  -----------
                                                        (8,345,442) (14,317,488)
     Net interest (expense) income:
       Gomez..........................................         --           --
       Trading Systems................................    (342,731)     146,816
                                                       -----------  -----------
                                                          (342,731)     146,818
     Depreciation and amortization:
       Gomez..........................................      10,282       89,676
       Trading Systems................................     316,454      425,561
                                                       -----------  -----------
                                                           326,736      515,240
     Noncash compensation charges:
       Gomez..........................................         --     4,864,860
       Trading Systems................................   1,844,761    1,067,606
                                                       -----------  -----------
                                                         1,844,761    5,932,466


                                                                March 31,
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
     Balance Sheet:
      Current assets
       Gomez..............................................   265,306    290,849
       Trading systems.................................... 1,029,836  2,797,246
                                                           ---------  ---------
                                                           1,295,142  3,088,095
      Total assets
       Gomez..............................................   355,725  1,090,761
       Trading systems.................................... 2,642,295  4,562,976
                                                           ---------  ---------
                                                           2,998,020  5,653,737
      Preferred stock
       Gomez..............................................       --         --
       Trading systems.................................... 6,238,875  5,427,188
                                                           ---------  ---------
                                                           6,238,875  5,427,188
      Total stockholders equity
       Gomez..............................................  (164,978)   388,801
       Trading systems.................................... 1,401,551  4,056,177
                                                           ---------  ---------
                                                           1,236,573  4,444,978

10. Discontinued Operations

  On November 4, 1997, ATG(TM) sold CSI(R) to a trust created by the CSI(R) leveraged ESOP for $1,723,000. The Company received $600,000 in cash, a $594,125 five-year 8 1/4% note and the forgiveness of $528,875 due to CSI(R), which included $28,875 of accrued interest. As of March 31, 1998 and 1999 the outstanding balance of the note is $561,659 and $449,783, respectively.

  Prior period amounts in the consolidated financial statements have been reclassified to reflect CSI(R)'s operations as discontinued operations in accordance with APB Opinion No. 30. The $385,930 loss from the sale CSI(R) has been reflected as a loss from the disposal of discontinued operations.

11. Income Taxes

  The Company has net operating loss carryforwards at March 31, 1999 of approximately $18,100,000, which will expire between 2011 and 2019, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles exceeds the basis for financial reporting purposes by approximately $1,400,000 and $8,532,000, respectively. Additionally, the timing of expense recognition for certain options and warrants granted to non-employees differs for income tax and financial reporting purposes by approximately $8,532,000. The carryforwards and the temporary differences result in a deferred tax asset of approximately $6,260,000 and $11,114,000 at March 31, 1998 and 1999, respectively, for which the Company has provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit.

The components of the deferred tax assets are as
 follows:
                                                  March 31, 1998 March 31, 1999
                                                  -------------- --------------
Net operating loss carryforward.................   $ 4,695,000    $  7,247,000
Basis of intangible asset.......................       540,000         540,000
Grant of non-qualified options..................     1,025,000       3,327,000
Valuation allowance.............................    (6,260,000)    (11,114,000)
                                                   -----------    ------------
Deferred tax asset..............................   $       --     $        --
                                                   ===========    ============

  The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

                                                     Year ended March 31,
                                                    ------------------------
                                                       1998         1999
                                                    -----------  -----------
   Tax benefit computed at the federal statutory
    rate of 34%.................................... $(2,885,000) $(4,854,000)
   Change in valuation allowance...................   2,885,000    4,854,000
                                                    -----------  -----------
                                                    $       --   $       --
                                                    ===========  ===========

  ATG(TM), UTTC(TM), International, EMC and REB file a consolidated federal income tax return. Gomez files a federal tax return on its own. In 1997, Ashton entered into an agreement with UTTC(TM). The agreement provides that any member of the group which has taxable income must compensate any other member for the use of net operating losses and tax credits.

12. Commitments, Contingencies and Settlements

  The Company leases office facilities under noncancelable operating leases expiring through May 2005. Future minimum operating lease payments are as follows:

   Year ending March 31,
       2000...................... $  215,345
       2001......................    215,345
       2002......................    153,400
       2003......................    153,400
       2004......................    153,400
       Thereafter................    197,925
                                  ----------
      Total...................... $1,088,815

  The leases are subject to escalation for the Company's share of increases in real estate taxes and other operating expenses. In addition, the company leases office facilities on a month-to-month basis. Rent expense for the years ended March 31, 1998 and 1999 totaled approximately $253,000 and $265,000, respectively.

  The Company has employment agreements, which require the Company to pay approximately $392,500 through July 2001.

  In September 1995, UTTC entered into an agreement with the Philadelphia Stock Exchange ("PHLX") whereby the PHLX has agreed to employ UTTC(TM)'s VTS(TM) on its equity-trading floor. In connection with this agreement, UTTC(TM) is required to reimburse the PHLX up to $100,000 for the first year of the agreement for marketing costs incurred by the PHLX. UTTC(TM) is also required to assume up to $200,000 of the PHLX's initial technology development costs in implementing the VTS(TM). UTTC(TM) is required to contribute to a PHLX administered "claim fund" for potential claims relating to the VTS(TM) operations. UTTC(TM) is required to contribute $100,000 after commencement of the VTS(TM) trading and, if necessary, to make additional contributions of up to $100,000 per year to such claim fund. The PHLX is also entitled to receive an annual royalty from UTTC(TM) of 3% of annual gross revenue based on UTTC(TM)'s average revenue in the first three years of operations for each year the PHLX agreement is in effect. These payments are required to begin at the end of the second full year of operation and continue for the life of the PHLX agreement.

  Alliant with whom the Company had a contract for the production of certain ATED Encryption Devices ("ATEDs") had demanded payment of approximately $292,000, under the contract between Alliant and the Company, which the Company was contesting. On October 22, 1997, the Company filed a Compliant against Alliant in the Courts of Common Pleas, County of Philadelphia, Pennsylvania ("PA") for damages and failure of Alliant to perform its obligations under its contract with the Company. On December 15, 1997, Alliant filed its Answer and Counterclaims totaling $292,000. Since the filing of this original lawsuit on October 22, 1997, the Company encountered warranty-related problems while testing the ATEDs. Alliant had failed to address the reported problems. As a result, the Company filed a second Compliant against Alliant for breach of warranty. The second was commenced on July 20, 1998 and sought damages in excess of $50,000.

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

  On May 29, 1998, Rosensaft served ATG(TM) with a complaint in the U.S. District Court for the Southern District of New York, entitled Rosensaft vs. ATG and UTTC, No. 98 Civ 3681, alleging claims against ATG(TM) and its subsidiary, UTTC(TM), for breach of fiduciary duty to Rosensaft as a minority shareholder of UTTC(TM), for invalid amendments to the certificates of incorporation of UTTC(TM) and ATG(TM) and invalid issuance of UTTC(TM) common stock to ATG(TM) and improper issuance of additional shares of UTTC(TM) common stock to ATG(TM). The relief sought by Rosensaft was: (i) 450,000 shares of UTTC(TM) common stock or damages to be determined at trial, but not less than $2,000,000; (ii) an order revoking or canceling the issuance of additional shares of UTTC(TM) common stock in excess of the 10 million shares authorized by UTTC(TM)'s original Certificate of Incorporation; and (iii) an order revoking or canceling the issuance of approximately 19,000,000 additional shares of UTTC(TM) common stock to the Company; and (iv) other damages to be determined at trial.

  On March 22, 1999, the Company and Rosensaft entered into a settlement agreement whereby the Company agreed to, among other considerations, issue 416,667 additional shares of UTTC(TM) common stock to Rosensaft and to reimburse Rosensaft $47,500 for legal expenses. The parties also executed comprehensive mutual releases as between each other. While the Company believes Rosensaft's claims are without merit and that the Company would have prevailed at trial, the Board of Directors of ATG(TM) and UTTC(TM) believe the cost of litigation would have significantly exceeded the costs associated with the settlement. Therefore, the Board of Directors of ATG(TM) and UTTC(TM) agreed to the settlement to avoid significant additional legal costs and the management distraction associated with such litigation.

13. Net Capital Requirements

  REB, as a registered broker-dealer and NASD member firm, is subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. REB has elected the basic method, permitted by the Rule, which requires that it maintain net capital equal to $5,000.

  At March 31, 1999, REB had net capital of $84,688, which was $79,688 in excess of its required net capital of $5,000.

14. Subsequent Events

  In April 1999, Gomez completed a private placement of 6% Series B Convertible Preferred Stock, par value $.01 per share, to accredited investors at a price of $5 per share. Gross proceeds received by Gomez from the sale amounted to $5,500,000. Gomez intends to use the net proceeds from the issuance for staffing increases, capital expenditures related to the upgrading and marketing of its existing products and services, the development and marketing of new products and services, and for general corporate purposes, including working capital.

  In June 1999, UTTC(TM) completed a private placement of Series TK Convertible Preferred Stock, par value $.01 per share. Gross proceeds received by UTTC(TM) from the sale amounted to $2,000,000. The proceeds will be used for general corporate purposes, including working capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

  Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
   No.                                 Description
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

   3     Certificate of Incorporation of Ashton filed February 16, 1994.(1)

   3.1   Certificate of Amendment of Ashton filed October 27, 1995.(1)

   3.1A  Certificate of Amendment of Ashton filed December 7, 1995.(1)

   3.2   Certificate of Amendment of Ashton filed in February 1996.(1)

   3.3   Bylaws of Ashton.(1)

   3.4   Amendment to Bylaws of Ashton, dated October 22, 1996.

   3.5   Amendment to Bylaws of Ashton, dated November 11, 1998.(11)

   3.6   Certificate of Designation for Series A Convertible PIK Preferred
         Stock.(1)

   3.7   Certificate of Designation for Series B Convertible Preferred
         Stock.(1)

   3.8   Certificate of Designation for Series C Convertible Preferred
         Stock.(9)

   3.9   Certificate of Designation for Series D Convertible Preferred
         Stock.(9)

   3.10  Certificate of Designation for Series E Convertible Preferred
         Stock.(9)

   4.    Specimen of Common Stock.(1)

   4.1   Form of Representative's Warrant Agreement (including Specimen of
         Redeemable Common Stock Purchase Warrant).(1)

   4.2   Form of Warrant Agreement (including Specimen of Redeemable Common
         Stock Purchase Warrant).(1)

  10 Agreement, dated as of September 18, 1995, between UTTC(TM) and the Philadelphia Stock Exchange.(1)

  10.1   Employment Agreement, dated as of January 22, 1996, between UTTC and
         Eprile.(1)

  10.2   Agreement, dated as of January 19, 1996, among Ashton, UTTC(TM) and
         Rosensaft.(1)

  10.3   Escrow Agreement, dated as of January 19, 1996, among Ashton,
         Rosensaft and First United Equities Corporation.(1)

  10.4 Stock Purchase Agreement, dated as of January 19, 1996, between Ashton and Rosensaft.(1)

  10.5 Assignment and Termination Agreement, dated as of January 19, 1996, among Dover, Ashton, Eprile and Rosensaft.(1)

  10.6   Common Stock Purchase Warrant of Ashton, dated June 27, 1995, held by
         Dover.(1)

  10.7 Common Stock Purchase Option of Ashton, dated January 30, 1996, held by John A. Blohm.(1)

  10.8   Option to Purchase Common Stock, dated as of March 15, 1996, between
         Rosensaft and Dover.(1)

  10.9   Option to Purchase Common Stock, dated as of March 15, 1996, between
         Eprile and Dover.(1)

  10.10  Employment Agreement between Fred S. Weingard and UTTC(TM), dated June
         21, 1996.(3)


 Exhibit
   No.                                 Description
 -------                               -----------
  10.11  Settlement Agreement, dated October 22, 1996, by and among the
         Company, Raymond T. Tate, Helen J. Tate, as trustee for the Andrew
         Patrick Tate Trust, Helen J. Tate, as trustee for the Susan Katherine
         Tate Burrowbridge Trust, Helen J. Tate, as trustee for the Elizabeth
         Tate Winters Trust and Robert A. Eprile, John A. Blohm, Fredric W.
         Rittereiser, The Dover Group, Inc., F.E. Weimmer, Jr., F.E. Weimmer,
         Sr., F.E. Rittereiser, Sr. and, Thomas Rittereiser, as trustee for
         Alexis J. Rittereiser, Amanda Weimmer and John Weimmer.(2)

  10.12  License Agreement dated October 22, 1996, between the Company and
         Tate.(2)

  10.13  Consulting Agreement dated October 22, 1996, between the Company and
         Tate.(2)

  10.14 Settlement Agreement by and among Ashton, UTTC(TM), Rittereiser, Dover and Rosensaft, dated January 30, 1997.(4)(6)

  10.15  Stock Purchase Agreement by and among Ashton, Dover, Rittereiser, and
         Rosensaft, dated January 30, 1997.(4)

  10.16  Memorandum of Understanding between Ashton and E.Com International,
         Inc., dated October 31, 1997.

  10.17 Network Services Agreement between Ashton CompuServe Incorporated, as amended, dated January 13, 1998. Material omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

  10.18  Form of Nonqualified Employee Stock Option Agreement.(8)

  10.19  Form of Nonqualified Deferred Stock Option Agreement.(8)

  10.20  Form of Nonqualified Stock Option Agreement.(8)

  10.21  Private Equity Line of Credit Agreement dated April 3, 1998.

  10.22  Client Service Agreement with Continental Capital and Equity
         Corporation dated February 24, 1998.

  10.23  Letter of Understanding--Amendment of Client Service Agreement with
         Continental Capital and Equity Corporation dated August 13, 1998.

  10.24 Settlement Agreement by and Among Ashton, UTTC(TM) and Rosensaft, dated March 19, 1999.

  10.25  Employment Agreement, dated as of July 13, 1998, between Arthur J.
         Bacci and Ashton.(9)

  10.26  Employment Agreement, dated as of July 27, 1998, between Dr. Mark
         Turner and Ashton.(10)

  10.27 Employment Agreement, dated as of August 4, 1998, between Julio Gomez and Gomez Advisors.(10)

  10.28  Employment Agreement, dated as of August 4, 1998, John Robb and Gomez
         Advisors.(10)

  10.29 Employment Agreement, dated as of August 4, 1998 Dr. Alexander Stein and Gomez Advisors.(10)

  10.30 Employment Agreement, dated as of September 23, 1998, between Scott vonKleeck and Ashton.(10)

  21     Subsidiaries of Ashton.

  27     Financial Data Schedule.

--------
  * Incorporated by reference as indicated in the applicable footnote.
 (1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-1182.
 (2) Incorporated by reference to Form 8-K, dated October 22, 1996.
 (3) Incorporated by reference to Form 10-QSB, for the period ended September 30, 1996.
 (4) Incorporated by reference to Form 10-QSB, for the period ended December 31, 1996.
 (5) Incorporated by reference to Form 8-K, dated April 15, 1997.
 (6) Incorporated by reference to Amendment No. 1 to Form 10-QSB for the period ended December 31, 1996, filed April 18, 1997.
 (7) Incorporated by reference to Registration Statement on Form S-3 filed June 29, 1998.
 (8) Incorporated by reference to Form 10-KSB, for the period ended March 31, 1998.

 (9) Incorporated by reference to Form 10-QSB, for the period ended June 30, 1998.
(10) Incorporated by reference to Form 10-QSB, for the period ended September 30, 1998.
(11) Incorporated by reference to Form 10-QSB, for the period ended December 31, 1998.

  (b) Reports on Form 8-K

(1) Form 8-K, dated March 31, 1999 was filed pursuant to Item 5.

(2) Form 8-K, dated December 10, 1998 was filed pursuant to Item 5.

(3) Form 8-K, dated September 1, 1998 was filed pursuant to Item 5.

(4) Form 8-K, dated April 9, 1998 was filed pursuant to Item 5.

(5) Form 8-K, dated January 27, 1998 was filed pursuant to Item 5.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 29, 1999.

                                          The Ashton Technology Group, Inc.

                                                /s/ Fredric W. Rittereiser
                                          By: _________________________________
                                                  Fredric W. Rittereiser
                                                  Chief Executive Officer

                                                    /s/ Arthur J. Bacci
                                          By: _________________________________
                                                      Arthur J. Bacci
                                               President and Chief Financial
                                                          Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Fredric W. Rittereiser         Director and Chief            June 29, 1999
______________________________________  Executive Officer
        Fredric W. Rittereiser          (Principal Executive
                                        Officer)

       /s/ Arthur J. Bacci             President and Chief           June 29, 1999
______________________________________  Financial Officer
           Arthur J. Bacci              (Principal Financial
                                        Officer)

        /s/ Fred Weingard              Director and Executive        June 29, 1999
______________________________________  Vice President
            Fred Weingard

       /s/ William Uchimoto            Director and Executive        June 29, 1999
______________________________________  Vice President
           William Uchimoto

      /s/ K. Ivan F. Gothner           Director                      June 29, 1999
______________________________________
          K. Ivan F. Gothner

        /s/ Richard Butler             Director                      June 29, 1999
______________________________________
            Richard Butler

        /s/ John A, Blohm              Director                      June 29, 1999
______________________________________
            John A. Blohm

                                       Director                      June   , 1999
______________________________________
           Robert A. Eprile