Form 10-Q
period 1999-06-30
ASHTON TECHNOLOGY GROUP INC
filed 1999-07-30
CIK 1003740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1999

                                      OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                           Commission File #1-11747
                                            -------


                       THE ASHTON TECHNOLOGY GROUP, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                               22-6650372
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)


                         1900 Market Street, Suite 701
                       Philadelphia, Pennsylvania 19103
              (Address of Principal Executive Offices) (Zip Code)

                                (215) 751-1900
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                  No  ____
                            -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practical date.

           Common Stock $.01 par value                 23,619,095
                 (Title of Class)             (No. of Shares Outstanding
                                                 as of June 30, 1999)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX

Part I - Financial Information                                                                                   Page
Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets - June 30, 1999 and March 31, 1999.............................................  4

      Consolidated Statements of Operations -
      For the Three Months Ended June 30, 1999 and 1998..........................................................  5

      Consolidated Statements of Cash Flows -
      For the Three Months Ended June 30, 1999 and 1998..........................................................  6

      Notes to Consolidated Financial Statements.................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................... 11


Part II - Other Information

Item 1.  Legal Proceedings....................................................................................... 15

Item 2.  Changes in Securities and Use of Proceeds............................................................... 15

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.................................................. 15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................... 15

Item 5.  Other Information....................................................................................... 15

Item 6.  Exhibits and Reports on Form 8-K........................................................................ 15

Signatures....................................................................................................... 16

                        PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; ability to successfully activate the VTS(TM); technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-Q. Such forward-looking statements speak only as of the date of this Form 10-Q. For discussion of the factors that might cause performance of the Company to differ with actual results, see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's other periodic reports and registration statements filed with the Securities Exchange Commission (the "SEC" or "Commission"). The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1.                         FINANCIAL STATEMENTS

              The Ashton Technology Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                              March 31, 1999        June 30, 1999
                                                                                (Audited)           (Unaudited)
                                                                            -----------------     -----------------
ASSETS

Cash and cash equivalents....................................................      $2,667,347            10,426,042
Accounts receivable and prepayments..........................................         308,249             1,026,383
Current portion of notes receivable..........................................         112,499               114,051
                                                                            -----------------     -----------------
     Total current assets....................................................       3,088,095            11,566,476
Notes receivable, net of current portion.....................................         717,284               697,619
Property and equipment, net of accumulated depreciation......................       1,017,179             1,665,290
Investments and Exchange Membership..........................................         196,900               196,900
Capitalized software development costs.......................................          95,354                47,677
Intangible assets............................................................          58,563                48,803
Other assets.................................................................         480,362               258,865
                                                                            -----------------     -----------------
         Total Assets........................................................      $5,653,737            14,481,630
                                                                            =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses........................................    $    675,841               625,217
Other liabilities............................................................         532,918               712,945
                                                                            -----------------       ---------------
     Total current liabilities...............................................       1,208,759             1,338,162

Minority Interest............................................................             ---             7,500,000

Stockholders' equity:
Preferred Stock - shares authorized: 3,000,000
  250,000 shares designated as Series A - (liquidation preference $10 per
  share); shares issued and outstanding; 125,219 and 65,063..................       1,252,188               650,628
  590,000 shares designated as Series B - (liquidation preference $10 per
  share); shares issued and outstanding; 417,500 and 167,700.................       4,175,000             1,677,000
  10 shares designated as Series D $.01 par value - (liquidation preference
  equals stated value); shares issued and outstanding; none..................             ---                   ---
  10 shares designated as Series E $.01 par value - (liquidation preference
  $1,000,000 per share); shares issued and outstanding; none.................             ---                   ---
Common Stock - par value: $.01; shares authorized: 60,000,000;
  Shares issued and outstanding;  20,569,172 and 23,619,095..................         205,692               236,191
Additional paid-in capital...................................................      39,133,830            46,025,426
Deferred consulting expense..................................................        (285,208)             (135,989)
Accumulated deficit..........................................................     (40,036,524)          (42,809,788)
                                                                            -----------------       ---------------
Total stockholders' equity...................................................       4,444,978             5,643,468
                                                                            -----------------       ---------------
         Total Liabilities and Stockholders' Equity..........................    $  5,653,737            14,481,630
                                                                            =================       ===============

                See Notes to Consolidated Financial Statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                               Three Months Ended June 30,
                                                                         ----------------------------------------
                                                                             1998                       1999
                                                                         --------------            --------------
Revenues.......................................................          $      443,562             $     794,101
                                                                         --------------            --------------

Costs and expenses:
 Costs of revenues.............................................                  34,000                    31,250
 Development costs.............................................                  47,677                    47,677
 Depreciation and amortization.................................                  92,776                   137,669
 Non-cash compensation charges.................................                 144,531                   149,219
 Selling, general and administrative...........................               1,973,232                 3,289,254
                                                                         --------------            --------------
     Total costs and expenses..................................               2,292,216                 3,655,069
                                                                         --------------            --------------
Loss from operations...........................................              (1,848,654)               (2,860,968)

 Interest income...............................................                  35,468                    87,930
                                                                         --------------            --------------

Net loss.......................................................          $   (1,813,186)            $  (2,773,038)
                                                                         ==============            ==============

Beneficial conversion feature of Preferred Stock...............              (3,875,984)                      ---
Dividends in arrears on Preferred Stock........................                (385,793)                 (109,537)
                                                                         --------------            --------------
Net loss applicable to Common Stock............................          $   (6,074,963)            $  (2,882,575)
                                                                         ==============            ==============
Net loss per common share......................................          $        (.72)             $        (.13)
                                                                         ==============            ==============

Weighted average number of common shares outstanding...........               8,422,261                22,141,287
                                                                         ==============            ==============

                See Notes to Consolidated Financial Statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                        Three Months Ended June 30,
                                                                ------------------------------------------
                                                                       1998                     1999
                                                                ------------------      ------------------
Net loss........................................................        (1,813,186)             (2,773,038)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization..................................           140,453                 185,346
 Non-cash compensation charges..................................           144,531                 149,219
Changes in operating assets and liabilities
 Increase in accounts receivable and prepayments................          (112,877)               (718,134)
 Increase in notes receivable...................................          (380,000)                    ---
 Increase in stock subscriptions receivable.....................        (1,645,000)                    ---
 Decrease in other assets.......................................             6,276                 221,497
 Decrease in accounts payable and accrued expenses                      (1,393,915)                (50,624)
 Increase in other liabilities                                                 ---                 180,027
                                                                ------------------      ------------------
   Net cash used in operating activities........................        (5,053,718)             (2,805,707)
                                                                ------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets.......................................          (192,907)               (776,065)
 Cash received from notes receivable............................            24,940                  18,113
 Capitalized software development costs.........................           (61,375)                    ---
                                                                ------------------      ------------------
   Net cash used in investing activities........................          (229,342)               (757,952)
                                                                ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance costs for Common Stock................................               ---                (300,000)
 Proceeds from issuance of Common Stock.........................               ---               3,000,000
 Proceeds from exercise of warrants to purchase Common Stock....               ---               1,729,272
 Issuance costs for Preferred Stock.............................          (710,000)                    ---
 Proceeds from issuance of Preferred Stock......................         6,275,000                     ---
 Proceeds from issuance of Gomez Preferred Stock................               ---               5,500,000
 Issuance costs for Gomez Preferred Stock.......................               ---                (606,918)
 Proceeds from issuance of UTTC(TM) Preferred Stock.............               ---               2,000,000
                                                                ------------------      ------------------
   Net cash provided by financing activities....................         5,565,000              11,322,354
                                                                ------------------      ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................           281,940               7,758,695
Cash and cash equivalents, beginning of year....................           815,680               2,667,347
                                                                ------------------      ------------------
Cash and cash equivalents, end of year..........................         1,097,620              10,426,042
                                                                ==================      ==================

                See Notes to Consolidated Financial Statements

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. Certain amounts in prior periods have been reclassified for comparative purposes.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 1999. The results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

The consolidated financial statements include the accounts of The Ashton Technology Group, Inc. ("ATG(TM)" or "Ashton") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), Gomez Advisors, Inc. ("Gomez"), ATG(TM) International ("International"), and Electronic Market Center, Inc. ("EMC"), (collectively, the "Company"). ATG(TM) owns 100% of the voting equity of each of its subsidiaries, with the exception of UTTC(TM) and Gomez, of which ATG(TM) owns approximately 93% and 70%, respectively, of the voting equity. Also included in the consolidated financial statements are the accounts of UTTC(TM)'s wholly-owned subsidiaries, REB Securities, Inc., Croix Securities, Inc. and NextExchange, Inc. EMC was formed in June 1998, and International was formed in July 1998. Croix Securities and NextExchange were formed in February 1999. The results of operations for these subsidiaries are included from the date of formation. All significant intercompany accounts and transactions have been eliminated.

2.   Certain Transactions

On April 24, 1999, Gomez completed a private placement of 1,100,000 shares of Redeemable Convertible Series B Preferred Stock ("Gomez Series B Preferred Stock") for $5,500,000. The Gomez Series B Preferred Stock ranks senior to the Gomez Series A Preferred Stock and pays cumulative dividends semi-annually at an annual rate of 6% of its liquidation preference, payable in cash or additional shares of Gomez Series B Preferred Stock until April 2002. At any time after April 2002, and if an initial public offering registration statement has not been filed with the SEC, holders of 67% of the outstanding shares of the Gomez Series B Preferred Stock can request all such shares to be redeemed. Each holder of shares of Gomez Series B Preferred Stock has the right to convert each share of Gomez Series B Preferred Stock into one share of Gomez common stock. Upon the consummation of an initial public offering, each share of Gomez Series B Preferred Stock will automatically convert into one share of Gomez common stock. The Gomez Series B Preferred Stock is presented as a component of minority interest on the June 30, 1999 unaudited consolidated balance sheet at its liquidation preference of $5,500,000.

On June 4, 1999, UTTC(TM) completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC(TM) Series TK Preferred Stock") and warrants to purchase 200,000 shares of Ashton Common Stock at $10.00 per share. Gross proceeds received by UTTC(TM) from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC(TM) Series TK Preferred Stock is convertible into ten shares of UTTC(TM) common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC(TM) Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of Ashton Common Stock. The UTTC(TM) Series TK Preferred Stock is presented as a component of minority interest on the June 30, 1999 unaudited consolidated balance sheet at its liquidation preference of $2,000,000.

3.   Stockholders' Equity

On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred pays cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in cash or additional shares of Series A Preferred until February 15, 2000. Each holder of shares of Series A Preferred has the right to convert each share of Series A Preferred into: (i) ten shares of Common Stock; and (ii) one two-year warrant to purchase three shares of the Common Stock, par value $0.01 per share, of UTTC(TM) common stock (the "UTTC(TM) common stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of Common Stock; and (ii) one two-year warrant to purchase two shares of UTTC(TM) common stock, with an exercise price of $0.75 per share, subject to adjustment. During the quarter ended June 30, 1999, 61,056 shares of Series A Preferred and 249,800 shares of Series B Preferred were converted into 2,100,358 shares of Common Stock.

On April 3, 1998 (the "Subscription Date"), the Company entered into the Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred"), with a liquidation preference of $1,000,000 per share, for an aggregate purchase price of $3,000,000. On July 15, 1998, the Private Equity Investors also purchased two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The conversion price of the Series D Preferred was equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred was equal to 80% of the Market Price. Each share of the Series D Preferred and Series E Preferred (i) ranked pari passu with the other authorized preferred stock of the Company and (ii) was entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. During the fiscal year ended March 31,1999 all of the outstanding 3.174 shares of the Series D Preferred were converted into 2,863,521 shares of Common Stock, and the outstanding 2.1 shares of the Series E Preferred were converted into 1,567,058 shares of Common Stock.

Also on the Subscription Date, the Private Equity Investors received warrants to purchase up to an aggregate of 250,000 shares of Common Stock and on July 15, 1998, received additional warrants to purchase up to an aggregate of 100,000 shares of Common Stock. The warrants, which were exercisable for a period of five years, were exercised in May 1999. As a result of the exercise, the Company received gross proceeds of $1,527,750 and issued 350,000 shares of Common Stock.

Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company may from time to time Put to the Private Equity Investors shares of the Common Stock for an aggregate Put price of $13,000,000. The Put price per share is equal to 85% of the average of the lowest bid prices of such Common Stock over the seven day period beginning three days before and ending three days after the Company gives notice of a Put. The Private Equity Investors are not obligated to purchase any Put shares unless, among other things, (i) the Registration Statement is effective, (ii) the Company is listed and its Common Stock is trading on a national exchange or quotation system, (iii) the closing bid price of the Common Stock on the day immediately preceding such purchase is at least $1.50 per share, and (iv) the Common Stock has traded at an average volume of at least 25,000 shares a day for the thirty trading days preceding such purchase. During the fiscal year ended March 31, 1999, the Company exercised six Puts to the Private Equity Investors in the aggregate amount of $7,250,000, and issued 4,810,788 shares of Common Stock in connection with the Puts. During the quarter ended June 30, 1999, the Company exercised two Puts to the Private Equity Investors in the aggregate amount of $3,000,000, and issued 393,810 shares of Common Stock in connection with those Puts.

During the three months ended June 30, 1999, 100,000 warrants that were issued in January 1998 to investors in the Series C Convertible Preferred Stock ("Series C Preferred") were exercised. As a result of this exercise, the Company received gross proceeds of $171,282 and issued 100,000 shares of Common Stock. Additionally, warrants that were issued to the underwriters of the Company's initial public offering in May 1996 were exercised on a cashless basis during the three months ended June 30, 1999. As a result of this exercise, 100,555 shares of Common Stock were issued.

At the time of issuance, the Series A, Series B, Series C, Series D, and Series E Preferred Stocks were convertible at prices below the market value of the underlying Common Stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying Common Stock multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature was fully recognized as a return to the preferred stockholders when the shares became convertible, or at the time of issuance. The accumulated beneficial conversion feature amounts to $1,643,900, $2,695,436, $349,943, $1,180,549, and
$607,087 for the Series A, Series B, Series C, Series D, and Series E Preferred, respectively, and is included as a component of the accumulated deficit on the unaudited consolidated balance sheets at March 31, 1999 and June 30, 1999.


4.   Related Party Transactions

The Company utilizes the Dover Group, Inc. ("Dover") for consulting services related to the Company's financings and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole
shareholder, director and officer of Dover.   The Company paid consulting fees
to Dover amounting to $45,000 in each of the three-month periods ended June 30, 1999 and 1998.

In 1997, the Company retained Adirondack Capital, LLC ("Adirondack") to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. The Company paid consulting fees to Adirondack amounting to $30,000 in each of the three-month periods ended June 30, 1999 and 1998. In April 1999, Gomez paid a fee of $50,000 to Adirondack for its assistance in structuring the private placement of the Gomez Series B Preferred Stock. Additionally, the Company paid Adirondack $150,000 in the three months ended June 30, 1999 pursuant to the Private Equity Line of Credit Agreement, and $200,000 in the three months ended June 30, 1998 in connection with the sale of the Series C Preferred, the Series D Preferred and the Series E Preferred. Effective April 1, 1999, Mr. Gothner began receiving a monthly board retainer.

During 1998, the Company retained Richard Butler, a member of the Company's Board of Directors, to provide strategic marketing services. For the three months ended June 30, 1998 the Company paid $22,500 in consulting fees to Richard Butler under that arrangement. Effective April 1, 1999, the arrangement was terminated, and Mr. Butler began receiving a monthly board retainer.

5.   Segment Information

Summarized financial information, excluding intercompany transactions, by business segment is as follows:

                                                          Three Months Ended June 30,
                                                      ------------------------------------
                                                          1998                    1999
                                                      ------------            ------------
          Revenues:
              Gomez..............................      $   387,102             $   794,101
              Trading systems....................              ---                     ---
                                                      ------------            ------------
                                                           387,102                 794,101
          Loss from operations:
              Gomez..............................          (92,618)               (823,419)
              Trading systems....................       (1,756,036)             (2,037,549)
                                                      ------------            ------------
                                                         1,848,654              (2,860,968)
          Interest income:
              Gomez..............................              ---                  26,379
              Trading systems....................           35,468                  61,551
                                                      ------------            ------------
                                                            35,468                  87,930
          Depreciation and amortization:
              Gomez..............................           17,081                  22,000
              Trading systems....................          123,372                 163,346
                                                      ------------            ------------
                                                           140,453                 185,346
          Non-cash compensation charges
              Gomez..............................              ---                     ---
              Trading systems....................          144,531                 149,219
                                                      ------------            ------------
                                                           144,531                 149,219

                                                         March 31,         June 30,
                                                           1999             1999
                                                       -------------    -------------
          Balance Sheet:
             Current assets
                 Gomez.............................       $  290,849      $ 4,338,758
                 Trading systems...................        2,797,246        7,227,718
                                                       -------------    -------------
                                                           3,088,095       11,566,476
              Total assets
                 Gomez.............................        1,090,761        5,674,685
                 Trading systems...................        4,562,976        8,806,945
                                                       -------------    -------------
                                                           5,653,737       14,481,630
              Minority interest
                 Gomez.............................              ---        5,500,000
                 Trading systems...................              ---        2,000,000
                                                       -------------    -------------
                                                                 ---        7,500,000
             Preferred Stock
                 Gomez.............................              ---              ---
                 Trading systems...................        5,427,188        2,327,628
                                                       -------------    -------------
                                                           5,427,188        2,327,628
              Total stockholders equity
                 Gomez.............................          388,801       (1,015,157)
                 Trading systems...................        4,056,177        6,658,625
                                                       -------------    -------------
                                                           4,444,978        5,643,468

6.   Recently Adopted Accounting Standards

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No.98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company has adopted SOP No. 98-1 effective April 1, 1999. Adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities, which requires all costs associated with pre-opening, pre-operating, organization activities to be expensed as incurred. The Company has adopted SOP No. 98-5 beginning April 1, 1999. Adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.


7.   Net Loss per Share

Net loss per share is calculated following SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options whereas diluted earnings per share includes the effect of such items. There is no difference between basic and diluted earnings per share because the effect of the Company's common share equivalents would be anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in the development and commercialization of on-line transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial and electronic commerce ("e-commerce"). The Company is currently organized as a parent company, which has four subsidiaries:


          .    Universal Trading Technologies Corporation ("UTTC(TM)") and its
               three subsidiaries:
                    REB Securities, Inc. ("REB")
                    Croix Securities, Inc. ("Croix")
                    NextExchange, Inc. ("NextExchange")
          .    Gomez Advisors, Inc. ("Gomez")
          .    Electronic Market Center, Inc. ("EMC")
          .    ATG(TM) International, Inc. ("International")

For the quarters ended June 30, 1999 and 1998, Gomez generated all of the Company's revenues. Gomez provides information and research to individuals and businesses that want to effectively and efficiently transact e-commerce online.

In March 1999, the SEC approved the Philadelphia Stock Exchange's ("PHLX") proposed rule change allowing the Company to begin to implement the VTS(TM) trading system. Company personnel and PHLX staff have completed preparatory system launch sessions and joint, full-scale production testing of the VTS(TM) and PHLX systems. In the next fiscal quarter, Ashton plans to begin a controlled, live trading period of the VTS(TM) on the PHLX with a group of institutional customers involving a limited number of securities. At the conclusion of this period, the Company plans to expand the number of users and securities. The Company's limited operating history and dependence upon the operation of its VTS(TM) make the prediction of future operating results difficult. Although the Company has undertaken initiatives to activate its VTS(TM) and develop additional sources of revenue, there can be no assurance that the VTS(TM) will become operational or the Company will generate the anticipated revenues.

The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the VTS(TM), success in hiring the appropriate personnel, market acceptance of the Company's products, and development of a revenue stream from the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be materially and adversely affected while revenue is not generated from the Company's transaction products.

At June 30, 1999, the Company's consolidated total assets were $14,481,630 compared to $5,653,737 at March 31, 1999. Current assets at June 30, 1999 totaled $11,566,476 and current liabilities were $1,338,162. Stockholders' equity at June 30, 1999 increased to $5,643,468 from $4,444,978 at March 31, 1999 due to exercise of warrants for 550,555 shares of Common Stock, and the issuance of 393,810 shares of Common Stock for $3,000,000. The increase in stockholders' equity resulting from the issuance of Common Stock was partially offset by the net loss of $2,773,038 and net issuance costs of approximately $900,000.

Results of Operations

The net loss applicable to Common Stock totaled $2,882,575 or $.13 per share for the three months ended June 30, 1999, and $6,074,963 or $.72 per share for the three months ended June 30, 1998. The Company incurred a net loss of $2,773,038, or $.13 per share for the three months ended June 30, 1999, compared to a net loss of $1,813,186, or $.22 per share for the three months ended June 30, 1998.

The Company's revenues totaled $794,101 for the three months ended June 30, 1999, and $443,562 for the three months ended June 30, 1998. The revenues in both periods presented were generated entirely by Gomez. In the first quarter of fiscal 2000, $345,000, or 43% of Gomez's revenues were from consulting and advisory engagements with clients seeking to improve the quality of their Internet service offerings. This is a 58% increase from the first quarter 1999, when $218,500 or 49% of Gomez's revenues were from such advisory engagements. Advertising revenue for the three months ended June 30, 1999 increased 17% to $175,600 from $150,100 in the three months ended June 30, 1998. For the three months ended June 30, 1999, Gomez generated $100,900 in site revenues from lead generation and affiliate programs, and $136,800 in revenues from sales of its GomezPro research services and products to e-commerce businesses, which it began selling in March 1999. Lead generation accounted for $24,400 in revenues in the three months ended June 30, 1998.

The costs of revenues represent expenses associated with the delivery of Gomez's advisory services, and include the salaries for personnel providing the advisory services. Costs of revenues for the three months ended June 30, 1999 were $31,250 or 3.9% of revenues, compared to $34,000 or 7.7% of revenues for the three months ended June 20, 1998. The decrease as a percent of total revenues is primarily due to the decline in advisory revenues as a percent of the Company's total revenues.

During the three months ended June 30, 1998, the Company capitalized system development costs related to the VTS(TM) totaling $61,375. The Company has ceased capitalization of computer software costs related to the VTS(TM), as the application development stage is completed. Amortization of software development costs totaled $47,677 for each of the three-month periods ended June 30, 1999 and 1998.

Depreciation and amortization expense includes depreciation of property and equipment, comprised primarily of computer equipment. Depreciation for the three months ended June 30, 1999 increased to approximately $137,669 from $92,776 for the three months ended June 30, 1998 due to an increase in the computer equipment purchased. Capital expenditures increased to $776,065 for the three months ended June 30, 1999 compared to $192,907 in the same period last year. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on their website and network servers. The level of capital expenditures is expected to increase as the Company moves to implement operation of the VTS(TM) and to develop additional trading systems.

In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of Common Stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, the Company amended the consulting agreement with Continental whereby the Company issued 250,000 additional shares of Common Stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to the previous consulting agreement. The Company recorded the deferred consulting expenses in 1998 and 1999 as a reduction to stockholders' equity. During the three months ended June 30, 1999, $149,219 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses compared to $144,531 during the three months ended June 30, 1998.

Selling, general and administrative expenses ("SG&A") totaled $3,289,254 and $1,973,232 for the three-month periods ended June 30, 1999 and 1998, respectively. For the period ended June 30, 1999, Gomez's SG&A totaled $1,570,270, or 48% of the Company's total SG&A, compared to $446,436 or 23% in the three months ended June 30, 1998. The increase in Gomez's SG&A was due primarily to the growth in staff and related expenses incurred in building Gomez's infrastructure, and increased advertising and marketing costs related to introduction of new products and growth of the business. As of June 30, 1999, Gomez had 46 employees compared to 12 employees as of June 30, 1998.

Excluding Gomez, the Company's SG&A for the three months ended June 30, 1999 totaled $1,718,984 compared to $1,526,796 during the three months ended June 30, 1998. The increase in SG&A is primarily a result of the growth in staff and is partially offset by decreases in marketing and professional fees. As of June 30, 1999, ATG(TM) and UTTC(TM) employed a total of 29 employees compared to 20 employees at June 30, 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company's principal source of liquidity consisted of cash and cash equivalents of $10,426,042, compared to $2,667,347 at March 31, 1999. In April 1999, Gomez completed a private placement of 6% Series B Convertible Preferred Stock, par value $.01 per share, to accredited investors at a price of $5 per share. Gross proceeds received by Gomez from the sale amounted to $5,500,000. In June 1999, UTTC(TM) completed a private placement of Series TK Convertible Preferred Stock, par value $.01 per share. Gross proceeds received by UTTC(TM) from the sale amounted to $2,000,000 (see "Notes to Unaudited Consolidated Financial Statements - Certain Transactions"). Additionally, on April 3, 1998, the Company entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to the Company, subject to the satisfaction of certain conditions (see "Notes to Unaudited Consolidated Financial Statements -Stockholders' Equity"). As of June 30, 1999, the Company has drawn down $15,250,000 of the total $18,000,000.

The Company believes, on a forward-looking basis, it will begin to generate revenue, in addition to those generated by Gomez, during its fiscal year ending March 31, 2000. The level and timing of such revenue is dependent, among other factors, the Company's assumptions regarding (i) the date the VTS(TM) commences live operation; (ii) the trading volume experienced by the VTS(TM); and (iii) the pricing the Company is able to obtain for VTS(TM) trade execution. Until adequate revenue is derived from the VTS(TM), the Company's cash, cash equivalents and cash flow from operations will not be sufficient to meet the presently anticipated cash requirements. Therefore, the Company anticipates exercising additional Puts to the Private Equity Investors until the Private Equity Line is completely utilized.

The Company's future capital requirements will depend on many factors, including the timing for the launch of the VTS(TM), market acceptance of the Company's products, the timing and extent of spending to support new product development efforts and the timing of introductions of new products and enhancements to existing products. The Company may need additional financing in the future if
(i) the Company experiences unexpected costs, (ii) there are further delays in the introduction of the VTS(TM), or (iii) the Company fails to successfully develop markets for its products. The Company and its subsidiaries will also require additional financing to fund development of its products, such as eMC(TM) and NextExchange. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require the Company to share ownership of its subsidiaries and/or revenue from products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


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

State of Readiness. The Company has determined that none of its critical internal systems and equipment presents Y2K issues. The Company is continuously acquiring and replacing both hardware and software and is obtaining Y2K compliance certifications with such purchases. The Company's systems interface electronically and operationally with software, hardware and equipment outside of the Company's control. The Company also contracts with third parties for such services as telecommunications. These third party vendors with whom the Company has material agreements are primarily large, publicly traded organizations. The Company is reviewing the publicly available Y2K disclosures of these vendors; however there can be no assurance that the Company will not be adversely affected by the failure of these third parties to become Y2K compliant. The Company is not independently verifying the Y2K compliance of these vendors.

The Company has also determined that none of the applications it has developed for use by its customers present Y2K issues. In addition, the Company's customers cannot enter or export non-Y2K compliant dates into the VTS(TM) and all VTS(TM) business partners interact with the VTS(TM) via Y2K compliant interfaces.

Risks. Since the Company's VTS(TM) has not been activated, the potential liabilities and costs associated with the Y2K compliance issue cannot be estimated with certainty at this time. The potential costs, including any potential loss of revenue, would be dependent upon several factors including, but not limited to, the volume transacted through the Company's products, the Y2K readiness of customers utilizing the Company's products and the concentration of volume among the Company's customers. Because of these uncertainties regarding others, there can be no assurance that the Y2K issue will not have a material financial impact on our business, results of operations and financial condition in any future period.

Costs. To date, the Company has not incurred any material costs in identifying, evaluating or resolving Y2K compliance issues and expects any additional costs incurred to complete its review will be immaterial. However, the costs incurred to address this issue could become material if the Company identifies non-compliant systems and third-party technology which must be replaced or modified, or if the Company identifies any other problems related to the Y2K issue which must be addressed.

Contingency Plan. Because of the factors described above, the Company has no Y2K contingency plan and does not intend to develop such a plan at this time. Should the Company become aware that certain products or services provided by third parties or the customers utilizing the Company's products, are not Y2K compliant, then the Company will develop contingency plans for those affected services and vendors.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable

ITEM 4.  MATTERS SUBMITTED TO SHAREHOLDERS FOR VOTE

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       (A)  Exhibits

4.3    Form of Stock Purchase T Warrants

10.31 Second Addendum to Employment Agreement, dated as of June 24, 1999 between Fred S. Weingard, Ashton, and UTTC (TM)

10.32 Executive Deferred Compensation Plan Agreement dated July 1, 1999 and Form of Split Dollar Insurance Agreement

10.33  Agreement between Ashton and Robert Eprile dated June 29, 1999

27     Financial Data Schedule


       (B)  Reports on Form 8-K

None

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                                  (Registrant)



Date:  July 30, 1999                    By:    /s/ Arthur J. Bacci
     --------------------------------  --------------------------------------
     ________________________________        Arthur J. Bacci
                                             President
                                             Chief Financial Officer