Form 10-Q
period 1999-09-30
ASHTON TECHNOLOGY GROUP INC
filed 1999-11-09
CIK 1003740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1999

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

                       Yes    X                  No
                             ---                     ____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the last practical date.

         Common stock $.01 par value                    25,178,348
              (Title of Class)                  (No. of Shares Outstanding
                                                  as of October 29, 1999)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX

Part I - Financial Information                                                                 Page
Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 1999 and September 30, 1999................   4

           Consolidated Statements of Operations -
           For the Three and Six Months Ended September 30, 1998 and 1999.....................   5

           Consolidated Statements of Cash Flows -
           For the Six Months Ended September 30, 1998 and 1999...............................   6

           Notes to Consolidated Financial Statements.........................................   7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................  13

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.............................  18

Part II -  Other Information

Item 1.    Legal Proceedings..................................................................  19

Item 2.    Changes in Securities and Use of Proceeds..........................................  19

Item 3.    Default Upon Senior Securities.....................................................  19

Item 4.    Submission of Matters to a Vote of Security Holders................................  19

Item 5.    Other Information..................................................................  19

Item 6.    Exhibits and Reports on Form 8-K...................................................  20

Signatures ...................................................................................  21

                         PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; ability to successfully deploy the Company's volume-weighted average price trading system ("eVWAP"); technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-Q. Such forward-looking statements speak only as of the date of this Form 10-Q. For discussion of the factors that might cause performance of the Company to differ with actual results, see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's other periodic reports and registration statements filed with the Securities Exchange Commission (the "SEC" or "Commission"). The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1.                         FINANCIAL STATEMENTS

              The Ashton Technology Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                        March 31,        September 30,
                                                                                          1999                1999
                                                                                        (Audited)         (Unaudited)
ASSETS
Cash and cash equivalents...................................................      $     2,667,347        $  18,026,173
Investments available for sale..............................................                  ---            9,969,740
Accounts receivable and prepayments.........................................              308,249            1,451,429
Current portion of notes receivable.........................................              112,499              116,418
                                                                                  ---------------        -------------
          Total current assets..............................................            3,088,095           29,563,760
Notes receivable, net of current portion....................................              717,284              667,612
Property and equipment, net of accumulated depreciation.....................            1,017,179            2,083,928
Exchange Membership.........................................................              196,900              196,900
Capitalized software development costs......................................               95,354                  ---
Intangible assets...........................................................               58,563               39,042
Other assets................................................................              480,362              379,837
                                                                                  ---------------        -------------
                Total Assets                                                      $     5,653,737        $  32,931,079
                                                                                  ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.......................................      $       675,841        $   1,007,900
Other liabilities...........................................................              532,918              873,202
                                                                                  ---------------        -------------
          Total current liabilities.........................................            1,208,759            1,881,102

Minority Interest...........................................................                  ---            7,500,000

Stockholders' equity:
Preferred stock - shares authorized: 3,000,000
  250,000 shares designated as Series A - (liquidation preference $10 per
  share); shares issued and outstanding; 125,219 and none...................            1,252,188                  ---
  590,000 shares designated as Series B - (liquidation preference $10 per
  share); shares issued and outstanding; 417,500 and 145,200................            4,175,000            1,452,000
  10 shares designated as Series D $.01 par value - (liquidation preference
  equals stated value); shares issued and outstanding; none.................                  ---                  ---
  10 shares designated as Series E $.01 par value - (liquidation preference
  $1,000,000 per share); shares issued and outstanding; none................                  ---                  ---
  20,000 shares designated as Series F $.01 par value - (liquidation preference equals stated value of $1,000 per share); shares issued and
  outstanding; none and 20,000..............................................                  ---           20,000,000
Common stock - par value: $.01; shares authorized: 60,000,000;
  Shares issued and outstanding;  20,569,172 and 25,142,348.................              205,692              251,423
Additional paid-in capital..................................................           39,133,830           50,366,747
Deferred consulting expense.................................................             (285,208)                 ---
Accumulated deficit.........................................................          (40,036,524)         (48,520,295)
Accumulated other comprehensive income......................................                  ---                  102
                                                                                  ---------------        -------------
Total stockholders' equity..................................................            4,444,978           23,549,977
                                                                                  ---------------        -------------
                Total Liabilities and Stockholders' Equity                        $     5,653,737        $  32,931,079
                                                                                  ===============        =============

                 See Notes to Consolidated Financial Statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                      Three Months Ended               Six Months Ended
                                                                         September 30,                   September 30,
                                                            ------------------------------      -----------------------------
                                                                 1998              1999             1998            1999
                                                                 ----              ----             ----            ----
Revenues...............................................     $     208,390     $  1,057,508      $    651,952     $  1,879,547
                                                            -------------     ------------      ------------     ------------
Costs and expenses:
 Costs of revenues.....................................            56,000           71,442            90,000          130,630
 Development costs.....................................            47,677           47,915            95,354           95,592
 Depreciation and amortization.........................            93,853          275,416           186,629          413,084
 Non-cash compensation charges.........................         4,770,667          135,989         4,915,198          285,208
 Selling, general and administrative...................         2,509,889        5,070,154         4,483,121        8,359,408
                                                            -------------     ------------      ------------     ------------
    Total costs and expenses                                    7,478,086        5,600,916         9,770,302        9,283,922
                                                            -------------     ------------      ------------     ------------
Loss from operations...................................        (7,269,696)      (4,543,408)       (9,118,350)      (7,404,375)
 Interest income.......................................            39,973          264,966            75,441          352,896
 Other expense.........................................               ---         (416,632)              ---         (416,632)
                                                            -------------     ------------      ------------     ------------
Net loss...............................................     $  (7,229,723)    $ (4,695,074)     $ (9,042,909)    $ (7,468,111)
                                                            =============     ============      ============     ============

Dividends attributed to preferred stock................          (362,699)        (800,630)         (362,699)        (800,630)
Beneficial conversion feature of preferred stock.......        (1,207,500)             ---        (5,083,484)             ---
Dividends in arrears on preferred stock................          (159,685)        (231,557)         (213,960)        (231,557)
                                                            -------------     ------------      ------------     ------------
Net loss applicable to common stock....................     $  (8,959,607)    $ (5,727,261)     $(14,703,052)    $ (8,500,298)
                                                            =============     ============      ============     ============
Net loss per common share..............................     $        (.99)    $       (.24)     $      (1.68)    $       (.37)
                                                            =============     ============      ============     ============

Weighted average number of common shares outstanding...         9,034,175       24,420,929         8,760,604       23,276,653
                                                            =============     ============      ============     ============

                 See Notes to Consolidated Financial Statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                  Six Months Ended September 30,
                                                                                  ------------------------------
                                                                                       1998             1999
                                                                                  -------------     ------------
Net loss...................................................................        $ (9,042,909)     $ (7,468,111)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization.............................................             281,983           508,676
 Non-cash compensation charges.............................................           4,626,136               ---
 Common stock issued for consulting services...............................             289,062           285,208
 Common stock issued in connection with termination agreement..............                 ---           416,632
Changes in operating assets and liabilities
 Increase in accounts receivable and prepayments...........................            (183,095)       (1,143,180)
 Increase in notes receivable..............................................            (380,000)              ---
 Decrease in stock subscriptions receivable................................             245,000               ---
 Decrease in other assets..................................................               6,456            99,164
 (Decrease)/ increase in accounts payable and accrued expenses.............          (1,517,330)          332,059
 Increase in other liabilities.............................................               9,000           340,284
                                                                                    -----------
     Net cash used in operating activities.................................          (5,665,697)       (6,629,268)
                                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments available for sale................................                 ---        (9,968,771)
 Purchase of fixed assets..................................................            (382,769)       (1,460,312)
 Cash received from notes receivable.......................................              50,399            45,753
 Capitalized software development costs....................................             (61,375)              ---
                                                                                    -----------      ------------
     Net cash used in investing activities.................................            (393,745)      (11,383,330)
                                                                                    -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividends paid in cash....................................            (319,062)         (156,655)
 Issuance costs for common stock...........................................            (150,000)         (575,000)
 Proceeds from issuance of common stock....................................           1,500,000         5,750,000
 Proceeds from exercise of stock options and warrants to purchase common
  stock....................................................................                 ---         2,158,713
 Issuance costs for preferred stock........................................            (864,628)         (682,563)
 Proceeds from issuance of preferred stock.................................           6,275,000        20,000,000
 Issuance costs for Gomez preferred stock..................................                 ---          (611,898)
 Proceeds from issuance of Gomez preferred stock...........................                 ---         5,500,000
 Proceeds from issuance of Gomez common stock..............................                 ---               500
 Issuance costs for UTTC(TM) preferred stock...............................                 ---           (11,673)
 Proceeds from issuance of UTTC(TM) preferred stock........................                 ---         2,000,000
                                                                                    -----------      ------------
     Net cash provided by financing activities.............................           6,441,310        33,371,424
                                                                                    -----------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................        $    381,868      $ 15,358,826
Cash and cash equivalents, beginning of period.............................             815,680         2,667,347
Cash and cash equivalents, end of period...................................        $  1,197,548      $ 18,026,173

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 1999. The results for the three months ended September 30, 1999 and the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

The consolidated financial statements include the accounts of The Ashton Technology Group, Inc. ("ATG(TM) "Ashton", or the "Company") and its subsidiaries, Universal Trading Technologies Corporation ("UTTC(TM)"), Gomez Advisors, Inc. ("Gomez"), ATG(TM) International ("International"), and Electronic Market Center, Inc. ("EMC"). ATG(TM) owns 100% of the voting equity of International and EMC. ATG owns approximately 93% and 70%, respectively, of the voting equity of UTTC(TM) and Gomez. Also included in the consolidated financial statements are the accounts of UTTC(TM)'s wholly-owned subsidiaries, REB Securities, Inc. ("REB"), Croix Securities, Inc. ("Croix"), and NextExchange, Inc. ("NextExchange"). EMC was formed in June 1998, and International was formed in July 1998. Croix Securities and NextExchange were formed in February 1999. The results of operations for these subsidiaries are included from the date of formation. All significant intercompany accounts and transactions have been eliminated.

2.  Certain Transactions

Series F Convertible Preferred Stock

On August 18, 1999 (the "Issue Date"), the Company completed a private placement for the sale of 20,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred") with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of the Company's common stock (the "Warrants") for gross proceeds of $20,000,000. Each share of the Series F Preferred is convertible into a number of shares of the Company's common stock equal to the stated value plus a premium of up to 9% per annum, divided by a conversion price. The conversion price of the Series F Preferred is the lesser of $10.79 or the average of the five lowest closing bid prices during the 22-day trading period preceding conversion. Prior to February 17, 2000, if any conversions take place on days where the common stock trades below $7.85 (the "Floor Price"), then the conversion price will equal the Floor Price. Beginning on February 18, 2000, the Series F Preferred is subject to redemption, at the Company's option, if the market price of the common stock is below $7.35 on the conversion date. The Company accrued dividends in arrears of $215,000 to reflect the premium on the Series F Preferred through September 30, 1999.

The Warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. The fair value of the Warrants, or $645,000, has been recorded as a dividend to the holders of the Series F Preferred.

UTTC(TM) Series TK Convertible Preferred Stock

On June 4, 1999, UTTC(TM) completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC(TM) Series TK Preferred Stock") and warrants to purchase 200,000 shares of ATG(TM) common stock at $10.00 per share. Gross proceeds received by UTTC(TM) from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC(TM) Series TK Preferred Stock is convertible into ten shares of UTTC(TM) common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC(TM) Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of ATG(TM) common stock. The UTTC(TM) Series TK Preferred Stock is presented as a component of minority interest on the September 30, 1999 unaudited consolidated balance sheet at its liquidation preference of $2,000,000.

Gomez Series B Preferred Stock

On April 24, 1999, Gomez completed a private placement of 1,100,000 shares of Redeemable Convertible Series B Preferred Stock ("Gomez Series B Preferred Stock") for $5,500,000. The Gomez Series B Preferred Stock ranks senior to the Gomez Series A Preferred Stock and pays cumulative dividends semi-annually at an annual rate of 6% of its liquidation preference, payable in cash or additional shares of Gomez Series B Preferred Stock until April 2002. At any time after April 2002, and if an initial public offering registration statement has not been filed with the SEC, holders of 67% of the outstanding shares of the Gomez Series B Preferred Stock can request all such shares to be redeemed. Each holder of shares of Gomez Series B Preferred Stock has the right to convert each share of Gomez Series B Preferred Stock into one share of Gomez common stock. Upon the consummation of an initial public offering, each share of Gomez Series B Preferred Stock will automatically convert into one share of Gomez common stock. The Gomez Series B Preferred Stock is presented as a component of minority interest on the September 30, 1999 unaudited consolidated balance sheet at its liquidation preference of $5,500,000.

3.  Stockholders' Equity

On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred paid cumulative dividends semi-annually at an annual rate of $0.50 per share and is payable in cash or additional shares of Series A Preferred until February 15, 2000. Each holder of shares of Series A Preferred had the right to convert each share of Series A Preferred into: (i) ten shares of ATG(TM) common stock; and (ii) one warrant to purchase three shares of the common stock of UTTC(TM), par value $0.01 per share (the "UTTC(TM) common stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of ATG(TM) common stock; and (ii) one warrant to purchase two shares of UTTC(TM) common stock, with an exercise price of $0.75 per share, subject to adjustment. During the six months ended September 30, 1999, 125,219 shares of Series A Preferred and 272,300 shares of Series B Preferred were converted into 2,884,736 shares of ATG(TM) common stock. As of September 30, 1999, all shares of Series A Preferred Stock have been converted into common stock.

On April 3, 1998 (the "Subscription Date"), the Company entered into the Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred"), with a liquidation preference of $1,000,000 per share, for an aggregate purchase price of $3,000,000. On July 15, 1998, the Private Equity Investors also purchased two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The conversion price of the Series D Preferred was equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred was equal to 80% of the Market Price. Each share of the Series D Preferred and Series E Preferred (i) ranked pari passu with the other authorized preferred stock of the Company and (ii) was entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. During the fiscal year ended March 31, 1999 all of the outstanding 3.174 shares of the Series D Preferred were converted into 2,863,521 shares of common stock, and the outstanding 2.1 shares of the Series E Preferred were converted into 1,567,058 shares of common stock.

Also on the Subscription Date, the Private Equity Investors received warrants to purchase up to an aggregate of 250,000 shares of common stock and on July 15, 1998, received additional warrants to purchase up to an aggregate of 100,000 shares of common stock. The warrants, which were exercisable for a period of five years, were exercised in May 1999. As a result of the exercise, the Company received gross proceeds of $1,601,450 and issued 350,000 shares of common stock.

Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, the Company was entitled to Put to the Private Equity Investors shares of the common stock for an aggregate Put price of $13,000,000. The Put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven day period beginning three days before and ending three days after the Company gave notice of a Put.
During the fiscal year ended March 31, 1999, the Company exercised six Puts in the aggregate amount of $7,250,000, and issued 4,810,788 shares of common stock in connection with the Puts. During the six months ended September 30, 1999, the Private Equity Investors fulfilled their remaining commitment to the Company under the Private Equity Agreement when the Company exercised four Puts in the aggregate amount of $5,750,000, and issued 696,570 shares of common stock.

During the six months ended September 30, 1999, 100,000 warrants that were issued in January 1998 to investors in the Series C Convertible Preferred Stock ("Series C Preferred") were exercised. As a result of this exercise, the Company received gross proceeds of $171,282 and issued 100,000 shares of common stock. Of the 350,000 warrants issued to the placement agent for the Series C, Series D, and Series E Preferred Stock offerings, 130,000 warrants were exercised during the six months ended September 30, 1999, resulting in gross proceeds of $308,687 and the issuance of 130,000 shares of common stock. Additionally, warrants that were issued to the underwriters of the Company's initial public offering in May 1996 were exercised on a cashless basis during the six months ended September 30, 1999. As a result of this exercise, 100,555 shares of common stock were issued.

The following table summarizes the proforma number of shares of common stock outstanding, assuming conversion of the Series B Preferred and Series F Preferred, and the exercise of all stock purchase warrants and stock options outstanding as of September 30, 1999:

     Common Stock outstanding at September 30, 1999      25,142,348
     Common Stock issuable upon:
          Conversion of Series B Preferred Stock            871,200
          Conversion of Series F Preferred Stock (1)      2,576,801
          Exercise of warrants and options (2)           11,384,850
                                                         ----------
     Total Pro Forma Common Stock at September 30, 1999  39,975,199

(1) Estimated based upon the Series F Preferred Floor Price of $7,845.
(2) Exercise of warrants and options would result in proceeds to the Company of approximately $46 million.

At the time of issuance, the Series A, Series B, Series C, Series D, and Series E Preferred Stocks were convertible at prices below the market value of the underlying Common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying Common stock multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature was fully recognized as a return to the preferred stockholders when the shares became convertible, or at the time of issuance. The accumulated beneficial conversion feature amounts to $1,643,900, $2,695,436, $349,943, $1,180,549, and
$607,087 for the Series A, Series B, Series C, Series D, and Series E Preferred, respectively, and is included as a component of the accumulated deficit on the unaudited consolidated balance sheets at March 31, 1999 and September 30, 1999.

4.  Related Party Transactions

The Company utilizes the Dover Group, Inc. ("Dover") for consulting services related to the Company's financings and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. The Company paid consulting fees to Dover amounting to $90,000 in each of the six-month periods ended September 30, 1999 and 1998.

In 1997, the Company retained Adirondack Capital, LLC ("Adirondack") to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. The Company paid consulting fees to Adirondack amounting to $60,000 in each of the six-month periods ended September 30, 1999 and 1998. In April 1999, Gomez paid a fee of $50,000 to Adirondack for its assistance in structuring the private placement of the Gomez Series B Preferred Stock. Additionally, the Company paid Adirondack $287,500 in the six months ended September 30, 1999 pursuant to the Private Equity Line of Credit Agreement, and $388,750 in the six months ended September 30, 1998 pursuant to the Private Equity Line of Credit Agreement and in connection with the sale of the Series C Preferred, the Series D Preferred and the Series E Preferred. Effective
April 1, 1999, Mr. Gothner began receiving a monthly board retainer.

During 1998, the Company retained Richard Butler, a member of the Company's Board of Directors, to provide strategic marketing services. For the six months ended September 30, 1998 the Company paid $45,000 in consulting fees to Richard Butler under that arrangement. Effective April 1, 1999, the arrangement was terminated, and Mr. Butler began receiving a monthly board retainer.

In 1997, the Company retained Wyndham Capital Corporation ("Wyndham") to provide investment banking and financial advisory services. Thomas G. Brown, a member of the Company's Board of Directors, is the President and Managing Director of Wyndham. The Company paid $30,000 in consulting fees to Wyndham and $120,000 pursuant to the sale of equity in the six months ended September 30, 1998 under this agreement. Effective April 1, 1999, the consulting fees were terminated and Mr. Brown began receiving a monthly board retainer.

5.  Investments Available for Sale and Accumulated Other Comprehensive Income

The Company classifies its marketable securities as available for sale. Investments available for sale are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income.
As of September 30, 1999, the Company's investments available for sale consist of government agency and corporate debt securities with remaining maturities not exceeding 18 months.

6.  Segment Information

Summarized financial information, excluding intercompany transactions, by business segment is as follows:

                                         Three Months Ended September 30,               Six Months Ended September 30,
                                        ------------------------------------------------------------------------------
                                             1998                1999                     1998                 1999
                                        -------------        ------------              ----------           ----------
Revenues:
    Gomez............................     $  208,390          $1,044,791               $  651,952           $1,866,830
    Trading systems..................            ---              12,717                      ---               12,717
                                          ----------          ----------               ----------           ----------
                                             208,390           1,057,508                  651,952            1,879,547
Loss from operations:
    Gomez............................      5,117,909           2,068,162                5,210,527            2,897,581
    Trading systems..................      2,151,787           2,475,246                3,907,823            4,506,794
                                          ----------          ----------               ----------           ----------
                                           7,269,696           4,543,408                9,118,350            7,404,375
Interest income:
    Gomez............................            ---              35,730                      ---               62,109
    Trading systems..................         39,973             229,236                   75,441              290,787
                                          ----------          ----------               ----------           ----------
                                              39,973             264,966                   75,441              352,896
Depreciation and amortization:
    Gomez............................         17,081             160,481                   34,162              182,481
    Trading systems..................        124,449             162,850                  247,821              326,195
                                          ----------          ----------               ----------           ----------
                                             141,530             323,331                  281,983              508,676
Non-cash compensation charges
    Gomez............................      4,626,136                 ---                4,626,136                  ---
    Trading systems..................        144,531             135,989                  289,062              285,208
                                          ----------          ----------               ----------           ----------
                                           4,770,667             135,989                4,915,198              285,208

                                                                    March 31,     September 30
                                                                      1999            1999
                                                                  ------------    ------------
               Balance Sheet:
               Current assets
                   Gomez.................................         $    290,849       2,287,749
                   Trading systems.......................            2,797,246      27,276,011
                                                                  ------------    ------------
                                                                     3,088,095      29,563,760
               Total assets
                   Gomez.................................            1,090,761       4,117,860
                   Trading systems.......................            4,562,976      28,813,219
                                                                  ------------    ------------
                                                                     5,653,737      32,931,079
               Minority interest
                   Gomez.................................                  ---       5,500,000
                   Trading systems.......................                  ---       2,000,000
                                                                  ------------    ------------
                                                                           ---       7,500,000
               Preferred stock
                   Gomez.................................                  ---             ---
                   Trading systems.......................            5,427,188      21,452,000
                                                                  ------------    ------------
                                                                     5,427,188      21,452,000
               Total stockholders' equity
                   Gomez.................................              388,801      (3,043,069)
                   Trading systems.......................            4,056,177      26,593,046
                                                                  ------------    ------------
                                                                     4,444,978      23,549,977

7.  Recently Adopted Accounting Standards

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


8.  Net Loss per Share

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options whereas diluted earnings per share includes the effect of such items. As the Company is a net loss position for all periods presented and the effect of the Company's common share equivalents would be anti-dilutive, there is no difference between basic and diluted net loss per share.

9.  Subsequent Events

On September 10, 1999, Gomez commenced a private placement of equity securities with BancBoston Robertson Stephens, Inc. as exclusive placement agent. The securities offered in the private placement will not be registered under the Securities Act of 1933, as amended, and may not be sold in the U.S. absent registration or an applicable exemption from the registration requirements. The private placement is expected to be completed by December 31, 1999. Upon completion of the private placement, it is expected that the ATG's ownership position of Gomez will be reduced to below 50%. As such, ATG expects to begin accounting for its remaining investment in Gomez under the equity method of accounting, rather than the consolidation method.

On July 7, 1999, Croix was admitted to membership in the PHLX subject to acquisition of a seat on the PHLX stock exchange. Croix received NASD approval to operate as a registered broker-dealer on October 27, 1999. Croix is in the process of obtaining a seat on the PHLX and expects to commence operation prior to March 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in the development and commercialization of on-line transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial and electronic commerce ("e-commerce"). The Company is currently organized as a parent company, which has four subsidiaries:

     . Universal Trading Technologies Corporation ("UTTC") and its three subsidiaries:
            REB Securities, Inc. ("REB")
            Croix Securities, Inc. ("Croix")
            NextExchange, Inc. ("NextExchange")
     .   Gomez Advisors, Inc. ("Gomez")
     .   Electronic Market Center, Inc. ("EMC")
     .   ATG (TM) International, Inc. ("International")

For the quarters ended September 30, 1999 and 1998, Gomez generated substantially all of the Company's revenues. Gomez provides information and research to individuals and businesses that want to effectively and efficiently transact e-commerce online.


On March 24, 1999, the SEC approved the Philadelphia Stock Exchange's ("PHLX") proposed rule change allowing the Company to begin implementation of the eVWAP(TM) trading system. On August 27, 1999, Ashton began a controlled, live trading period of its eVWAP(TM) on the PHLX with a group of PHLX floor specialists and "upstairs" customers involving twenty (20) listed equity securities. This initial trading period has successfully met management's expectations for the first phase rollout of the eVWAP(TM) trading system. Highlights from the 41 trading days beginning on August 27, 1999 and ending on October 25, 1999 include:

     .   Successful integration of electronic connectivity among 13 users;
     . Demonstrated ability to provide electronic back office (T+3) straight through processing for the floor specialists;
     . eVWAP(TM) match engine processed and reported matched trades within 15 seconds;
     . Received and processed 7.5 million shares through the system in 20 securities; and
     . Matched over 2.6 million shares resulting in match efficiency in excess of 30%.

Management anticipates the second phase of the eVWAP(TM) trading system rollout to commence by the end of November 1999 with the addition of participants and eligible securities. This next phase of the rollout is expected to integrate up to eight national clearing firms, which is expected to allow over 20 institutions and broker-dealers to participate in the system. This phase is intended to solidify the electronic integration of geographically diverse customers through their clearing agents, which is a prerequisite of the PHLX for an effective electronic straight through processing system. The third stage of the rollout is expected to provide the connectivity to the larger institutions and brokers-dealers, who aggregate orders from multiple locations, and will demonstrate eVWAP(TM) volume growth and liquidity.

The Company's limited operating history and dependence upon the operation of its eVWAP(TM) make the prediction of future operating results difficult. Although the Company has activated its eVWAP(TM) and attempted to develop additional sources of revenue, there can be no assurance that the Company will generate the anticipated revenues from the operation of the eVWAP(TM) or other sources.

The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the eVWAP(TM), success in hiring the appropriate personnel, market acceptance of the Company's products, and development of a revenue stream from the Company's products. Due to such anticipated increases in the Company's operating expenses, the Company's operating results may be materially and adversely affected.

At September 30, 1999, the Company's consolidated total assets were $32,931,079, compared to $5,653,737 at March 31, 1999. Current assets at September 30, 1999 totaled $29,563,760 and current liabilities were $1,881,102. Stockholders' equity at September 30, 1999 increased to $23,549,977 from $4,444,978 at March 31, 1999 due to the issuance of 20,000 shares of its Series F Preferred Stock for gross proceeds of $20,000,000, the issuance of 1,582,685 shares of its common stock for proceeds of $7,908,713 in connection with the Company's Private Equity Line of Credit Agreement (see "Notes to Unaudited Consolidated Financial Statements - Stockholders' Equity), and the exercise of stock options and warrants. The increase in stockholders' equity resulting from the issuance of stock was partially offset by the net loss applicable to common stock of $7,468,111 and net issuance costs of approximately $1,300,000.

Results of Operations

For the Three Months Ended September 30, 1999 and 1998

The net loss applicable to common stock totaled $5,727,261 or $.24 per share for the three months ended September 30, 1999, and $8,959,607 or $.99 per share for the three months ended September 30, 1998. The Company incurred a net loss of $4,695,074, or $.19 per share for the three months ended September 30, 1999, compared to a net loss of $7,229,723, or $.80 per share for the three months ended September 30, 1998.

The Company's revenues totaled $1,057,508 for the three months ended September 30, 1999, and $208,390 for the three months ended September 30, 1998. UTTC generated $12,717 from the operation of eVWAP(TM) during the three months ended September 30, 1999 and Gomez generated the balance of the revenues. The revenues in the three months ended September 30, 1998 were generated entirely by Gomez.

In the three months ended September 30, 1999, $526,085 or 50% of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the same period, Gomez generated $334,473 in advertising and sponsorship revenues and listing fees paid by vendors to be listed in its Vendor Showcase. Consulting and advisory service revenues for the period declined as a percentage of total revenues from the three months ended September 30, 1998 due to Gomez's introduction of its GomezPro web site and Research Station as new sources of revenue. Total consulting and advisory service revenues were $174,390 or 17% of Gomez's revenues in the three months ended September 30, 1999, compared to $175,500 or 84% of revenues in the three months ended September 30, 1998.

The costs of revenues represent salaries associated with the delivery of Gomez's consulting and advisory services, and amounts paid in connection with lead generations. Costs of revenues for the three months ended September 30, 1999 were $71,442 or 6.8% of total revenues, compared to $56,000 or 26.9% of revenues for the three months ended September 30, 1998. The decrease as a percent of total revenues is primarily due to the decline in consulting and advisory revenues as a percent of the Company's total revenues.

During the three-month periods ended September 30, 1999 and 1998, the Company amortized system development costs related to the eVWAP(TM) totaling $47,915 and $47,677, respectively. The Company has not capitalized computer software costs related to the eVWAP(TM) since the second quarter of fiscal 1999, when the application development stage of the eVWAP(TM) was completed. As of September 30, 1999, the capitalized computer software asset has been completely amortized.

Depreciation and amortization expense includes depreciation of property and equipment, comprised primarily of computer equipment, and amortization of intangible assets. Depreciation and amortization for the three months ended September 30, 1999 increased to $275,416 from $93,853 for the three months ended September 30, 1998, due to an increase in the computer equipment purchased. Capital expenditures increased to approximately $685,000 for the three months ended September 30, 1999 compared to approximately $190,000 in the same period last year. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on their web site and network servers. The level of capital expenditures is expected to increase as the Company moves to replace hardware originally purchased in 1996, expand the operation of the eVWAP(TM) trading system, and to develop additional trading systems.

In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, the Company amended the consulting agreement with Continental whereby the Company issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to the previous consulting agreement. The Company recorded the deferred consulting expenses in 1998 and 1999 as a reduction to stockholders' equity. During the three months ended September 30, 1999, $135,989 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses, compared to $144,531 during the three months ended September 30, 1998. The deferred consulting expense relating to this agreement was fully amortized as of September 30, 1999.

During the three months ended September 30, 1998, the Company entered into employment agreements with Julio Gomez, John Robb and Alexander Stein. Pursuant to the employment agreements, an aggregate of 3,000,000 options were granted at an exercise price of $.01 per share. In addition, 1,400,000 options with an exercise price of $.01 per share were granted to certain officers and directors of ATG. During the three months ended September 30, 1998, Gomez and the Company recognized a non-cash compensation charge of $4,367,809 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of those options. Those options were exchanged for Gomez common stock on January 22, 1999 pursuant to an exchange agreement among Gomez, ATG, and other persons affiliated with them. Also during the three months ended September 30, 1998, the Company incurred a non-cash compensation charge of $258,327 related to the issuance of non-employee stock options to consultants and professional advisors.

Selling, general and administrative expenses ("SG&A") totaled $5,070,154 and $2,509,889 for the three-month periods ended September 30, 1999 and 1998, respectively. For the period ended September 30, 1999, Gomez's SG&A totaled $2,881,030, or 57% of the Company's total SG&A, compared to $575,876 or 23% in the three months ended September 30, 1998. The increase in Gomez's SG&A was due primarily to the growth in staff and related expenses incurred in building Gomez's infrastructure, and increased advertising and marketing costs related to introduction of new products and services.

Excluding Gomez, the Company's SG&A for the three months ended September 30, 1999 totaled $2,189,124 compared to $1,934,013 during the three months ended September 30, 1998. The increase in SG&A is primarily a result of the growth in staff and is partially offset by decreases in consulting and professional fees. As of September 30, 1999, ATG and UTTC employed a total of 30 employees compared to 21 employees at September 30, 1998.

Interest income increased to $264,966 for the three months ended September 30, 1999 from $39,973 for the three months ended September 30, 1998, as a result of the higher cash and cash equivalents and investments available for sale balances. (see "Liquidity and Capital Resources"). Other expense for the three months ended September 30, 1999 is comprised of a charge of $416,632 for the value of UTTC stock issued to one of the Company's former directors in satisfaction of the terms of an agreement executed on June 29, 1999 between the former director and the Company.


For the Six Months Ended September 30, 1999 and 1998

The net loss applicable to common stock totaled $8,500,298 or $.37 per share for the six months ended September 30, 1999, and $14,703,052 or $1.68 per share for the six months ended September 30, 1998. The Company incurred a net loss of $7,468,111, or $.32 per share for the six months ended September 30, 1999, compared to a net loss of $9,042,909, or $1.03 per share for the six months ended September 30, 1998.

The Company's revenues totaled $1,879,547 and $651,952 for the six months ended September 30, 1999 and 1998, respectively. UTTC generated $12,717 from the operation of eVWAP(TM) during the six months ended September 30, 1999 and Gomez generated the balance of the revenues. The revenues in the six months ended September 30, 1998 were generated entirely by Gomez.

In the six months ended September 30, 1999, $662,919 or 36% of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the six-month periods ended September 30, 1999 and 1998, Gomez generated $642,621 and $244,952, respectively, in advertising and sponsorship revenues and listing fees paid by vendors to be listed in its Vendor Showcase. Consulting and advisory service revenues declined as a percentage of total revenues due to Gomez's introduction of its GomezPro web site and Research Station as new sources of revenue. Total consulting and advisory service revenues were $497,601 or 27% of Gomez's revenues in the six months ended September 30, 1999, compared to $394,000 or 60% of revenues in the three months ended September 30, 1998.

The costs of revenues represent salaries associated with the delivery of Gomez's consulting and advisory services, and amounts paid in connection with lead generations. Costs of revenues for the six months ended September 30, 1999 were $130,630 or 6.9% of total revenues, compared to $90,000 or 13.8% of revenues for the six months ended September 30, 1998. The decrease as a percent of total revenues is primarily due to the decline in consulting and advisory revenues as a percent of the Company's total revenues.

During the six-month periods ended September 30, 1999 and 1998, the Company amortized system development costs related to the eVWAP(TM) totaling $95,592 and $95,354, respectively. The Company has not capitalized computer software costs related to the eVWAP(TM) since the second quarter of fiscal 1999, when the application development stage of the eVWAP(TM) was completed. As of September 30, 1999, the capitalized computer software asset has been completely amortized.

Depreciation and amortization expense includes depreciation of property and equipment, comprised primarily of computer equipment, and amortization of intangible assets. Depreciation and amortization for the six months ended September 30, 1999 increased to $413,084 from $186,629 for the six months ended September 30, 1998, due to an increase in the computer equipment purchased. Capital expenditures increased to approximately $1,460,000 for the six months ended September 30, 1999 compared to approximately $383,000 in the same period last year. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on their web site and network servers. The level of capital expenditures is expected to increase as the Company moves to replace hardware originally purchased in 1996, expand the operation of the eVWAP(TM) trading system, and to develop additional trading systems.

During the six months ended September 30, 1999 and 1998, $285,208 and 289,062, respectively, was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses in connection with the common stock issued to Continental described above. The deferred consulting expense relating to the agreement with Continental was fully amortized as of September 30, 1999.

Gomez and the Company recognized a non-cash compensation charge of $4,367,809 in the six months ended September 30, 1998 to reflect the difference between the estimated fair market value at the date of grant and the exercise price of the Gomez stock options issued to Julio Gomez, John Robb, Alexander Stein and certain officers and directors of ATG(TM). Also during the six months ended September 30, 1998, the Company incurred a non-cash compensation charge of $258,327 related to the issuance of non-employee stock options to consultants and professional advisors.

Selling, general and administrative expenses ("SG&A") totaled $8,359,408 and $4,483,121 for the six-month periods ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999, Gomez's SG&A totaled $4,451,300, or 53% of the Company's total SG&A, compared to $1,022,312 or 23% in the six months ended September 30, 1998. The increase in Gomez's SG&A was due primarily to the growth in staff and related expenses incurred in building Gomez's infrastructure, and increased advertising and marketing costs related to introduction of new products and services.

Excluding Gomez, the Company's SG&A for the six months ended September 30, 1999 totaled $3,908,108 compared to $3,460,809 during the six months ended September 30, 1998. The increase in SG&A is primarily a result of the growth in staff of ATG(TM) and UTTC(TM), and is partially offset by decreases in consulting and professional fees.

Interest income increased to $352,896 for the six months ended September 30, 1999 from $75,441 for the six months ended September 30, 1998, as a result of the higher cash and cash equivalents and investments available for sale balances. (see "Liquidity and Capital Resources"). Other expense for the six months ended September 30, 1999 is comprised of a charge of $416,632 for the value of UTTC(TM) stock issued to one of the Company's former directors in satisfaction of the terms of an agreement executed on June 29, 1999 between the former director and the Company.


Liquidity and Capital Resources

At September 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $18,026,173 and investments available for sale of $9,969,740, compared to cash and cash equivalents of $2,667,347 at March 31,
1999.   The increase in cash and cash equivalents and investments available for sale is primarily a result of the following transactions: (i) in August 1999, ATG(TM) completed a private placement of 20,000 shares of its Series F Convertible Preferred Stock for gross proceeds of $20,000,000; (ii) in June 1999, UTTC(TM) completed a private placement of its Series TK Convertible Preferred Stock for gross proceeds of $2,000,000; and (iii) in April 1999, Gomez completed a private placement of its 6% Series B Convertible Preferred Stock for gross proceeds of $5,500,000. (see "Notes to Unaudited Consolidated Financial Statements -Certain Transactions").

On April 3, 1998, the Company entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to the Company, subject to the satisfaction of certain conditions (see "Notes to Unaudited Consolidated Financial Statements - Stockholders' Equity"). During the quarter ended September 30, 1999, the Company drew down $5,750,000 under the agreement, reaching the aggregate commitment of $18,000,000.

The Company believes, on a forward-looking basis, it will begin to generate more significant revenues, in addition to those generated by Gomez, during its fiscal year ending March 31, 2000. The level and timing of such revenue is dependent upon, among other factors, the Company's assumptions regarding (i) the rollout of the eVWAP(TM) trading system implementation; (ii) the trading volume experienced by the eVWAP(TM) trading system; and (iii) the pricing the Company is able to obtain for eVWAP(TM) trade execution. Until adequate revenue is derived from the eVWAP(TM) trading system, the Company's cash and cash equivalents, investments and cash flow from operations will be sufficient to meet the presently anticipated cash requirements of the Company for a period of approximately twenty-four (24) months.

The Company's future capital requirements will depend on many factors, including the timing for the implementation of the next phases of the eVWAP(TM) trading system, market acceptance of the Company's products, the timing and extent of spending to support new product development efforts and the timing of introductions of new products and enhancements to existing products. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there are delays in the continued expansion of the eVWAP(TM), or (iii) the Company fails to successfully develop markets for its products. The Company and its subsidiaries will also require additional financing to fund development of its products and launch the Canadian and Asian joint ventures. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require Ashton to share ownership of its subsidiaries, joint ventures, and/or revenue from products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


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

The Company has also determined that none of the applications it has developed for use by its customers present Y2K issues. In addition, the Company's customers cannot enter or export non-Y2K compliant dates into the eVWAP(TM) and all eVWAP(TM) business partners interact with the eVWAP(TM) via Y2K compliant interfaces.

On October 9, 1999, ATG(TM) and the PHLX completed joint Y2K testing of the eVWAP(TM) consisting of live order flow, execution, pricing, and settlement. The testing included multiple user types, multiple trading accounts, enrolled and adhoc commitments, matching and non-matching trades, queued orders, back office systems, and other system functionality. The results of the testing were in compliance with the test criteria.

Risks. Since the Company's eVWAP(TM) trading system has been activated on a limited basis with a limited number of users, the potential liabilities and costs associated with the Y2K compliance issue cannot be estimated with certainty at this time. The potential costs, including any potential loss of revenue, would be dependent upon several factors including, but not limited to, the volume transacted through the Company's products, the Y2K readiness of customers utilizing the Company's products and the concentration of volume among the Company's customers. Because of these uncertainties regarding others, there can be no assurance that the Y2K issue will not have a material financial impact on our business, results of operations and financial condition in any future period.

More recently, the Company has encountered some delays in deploying its eVWAP trading system with potential users as a result of Y2K. This situation has, in some instances, been referred to as the "Y2K slowdown". The Y2K slowdown involves organizations "locking down" their existing systems and refusing to introduce new systems, hardware, or technology into operation during the millennium transition period. During the "lock down" phase, organizations are not introducing new technology and are deploying technical resources to the remediation and testing phases of their Y2K plans as they enter the final quarter of 1999. As a result of these "lockdowns" the Company may encounter additional delays in deploying its eVWAP with certain potential users. In addition, there can be no assurance these potential users will become Y2K compliant and won't extend their "lock down" periods.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 18, 1999, the Company completed the sale of 20,000 shares of its Series F Preferred with a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of the Company's common stock, for gross proceeds of $20,000,000. The shares were sold to RGC International Investors, LDC, an investment fund managed by Rose Glen Capital Management, L.P ("Rose Glen"), in a private equity offering pursuant to Regulation D of the Securities Act of 1933, as amended. The net proceeds of the sale will be utilized for general working capital, including the development of additional products and initiatives of the Company's subsidiaries, eMC and NextExchange. Refer to Current Report on Form 8-K dated August 18, 1999 and Registration Statement on Form S-3 dated September 15, 1999.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MATTERS SUBMITTED TO SHAREHOLDERS FOR VOTE

On September 1, 1999, the Annual Meeting of Shareholders was held in Philadelphia, PA. At the meeting, the following individuals were nominated and elected to serve as directors of the Company until the next annual meeting of shareholders or until their successors have been duly elected and qualified:

          Arthur J. Bacci
          Thomas G. Brown
          Richard E. Butler
          K. Ivan F. Gothner
          Fredric W. Rittereiser
          William W. Uchimoto
          Fred S. Weingard

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

     10.34 Severance Agreement between Ashton and John A. Blohm, dated September 22, 1999
      3.11 Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series A Cumulative PIK Preferred Stock
      3.12 Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series B Cumulative Preferred Stock
      3.13 Certificate of Increase to Authorized Number of Shares of Series B Cumulative Preferred Stock
      3.14 Certificate of Retirement of Series A Cumulative PIK Preferred Stock, Series C Cumulative Preferred Stock, Series D Cumulative Preferred Stock, and Series E Cumulative Preferred Stock

     27     Financial Data Schedule

     (B)  Reports on Form 8-K

     Current Report on Form 8-K dated August 18, 1999.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                               (Registrant)



Date:  November 9, 1999                 By:  /s/ Arthur J. Bacci
     -------------------------             ------------------------------
                                             Arthur J. Bacci
                                             President
                                             Chief Financial Officer