Form 10-Q
period 1999-12-31
ASHTON TECHNOLOGY GROUP INC
filed 2000-02-11
CIK 1003740

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 1999

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

                       Yes    X                  No  ____
                            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the last practical date.

           Common stock $.01 par value                  27,800,760
                (Title of Class)               (No. of Shares Outstanding
                                                 as of January 31, 2000)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX


                                                                                   Page
Part I - Financial Information

Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 1999 and December 31, 1999....    4

          Consolidated Statements of Operations -
          For the Three and Nine Months Ended December 31, 1998 and 1999........    5

          Consolidated Statements of Cash Flows -
          For the Nine Months Ended December 31, 1998 and 1999..................    6

          Notes to Unaudited Consolidated Financial Statements..................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................   13

Item 3. Quantitative and Qualitative Disclosure of Market Risk..................   20


Part II - Other Information

Item 1. Legal Proceedings.......................................................   20

Item 2. Changes in Securities and Use of Proceeds...............................   20

Item 3. Default Upon Senior Securities..........................................   20

Item 4. Submission of Matters to a Vote of Security Holders.....................   20

Item 5. Other Information.......................................................   20

Item 6. Exhibits and Reports on Form 8-K........................................   20

Signatures......................................................................   21

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

ITEM 1.                         FINANCIAL STATEMENTS



                 The Ashton Technology Group, Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                                                       March 31,            December 31,
                                                                                         1999                  1999
                                                                                      (Audited)             (Unaudited)
                                                                                    --------------        ----------------
ASSETS
 Cash and cash equivalents........................................................  $     2,667,347       $    14,904,873
 Investments available for sale...................................................              ---             9,912,120
 Accounts receivable and prepayments..............................................          308,249               372,740
 Current portion of notes receivable..............................................          112,499               119,654
                                                                                    ---------------       ---------------
      Total current assets........................................................        3,088,095            25,309,387
 Notes receivable, net of current portion.........................................          717,284               626,628
 Property and equipment, net of accumulated depreciation..........................        1,017,179               551,139
 Exchange memberships.............................................................          196,900               196,900
 Capitalized software development costs...........................................           95,354                   ---
 Intangible assets, net of accumulated amortization...............................           58,563                29,282
 Other assets.....................................................................          480,362               301,023
                                                                                    ---------------       ---------------
           Total Assets...........................................................  $     5,653,737       $    27,014,359
                                                                                    ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses............................................  $       675,841       $       294,365
 Other liabilities................................................................          532,918                   ---
                                                                                    ---------------       ---------------
     Total current liabilities....................................................        1,208,759               294,365

 Minority interest................................................................              ---             2,000,000
 Stockholders' equity:
 Preferred stock - shares authorized: 3,000,000
  250,000 shares designated as Series A - (liquidation preference $10 per share);
  shares issued and outstanding; 125,219 and none.................................        1,252,188                   ---
  590,000 shares designated as Series B - (liquidation preference $10 per share);
  shares issued and outstanding; 417,500 and 129,200..............................        4,175,000             1,292,000
  10 shares designated as Series D $.01 par value - (liquidation preference equals
  stated value); shares issued and outstanding; none..............................              ---                   ---
  10 shares designated as Series E $.01 par value - (liquidation preference
  $1,000,000 per share); shares issued and outstanding; none......................              ---                   ---
  20,000 shares designated as Series F $.01 par value - (liquidation preference equals stated value of $1,000 per share); shares issued and outstanding; none
  and 14,000......................................................................              ---            14,000,000
Common stock - par value: $.01; shares authorized: 60,000,000;
  Shares issued and outstanding;  20,569,172 and 26,397,069.......................          205,692               263,970
Additional paid-in capital........................................................       39,133,830            57,083,075
Deferred consulting expense.......................................................         (285,208)                  ---
Accumulated deficit...............................................................      (40,036,524)          (47,856,504)
Accumulated other comprehensive loss..............................................              ---               (62,547)
                                                                                     --------------       ---------------
     Total stockholders' equity...................................................        4,444,978            24,719,994
                                                                                     --------------       ---------------
         Total Liabilities and Stockholders' Equity                                  $    5,653,737       $    27,014,359
                                                                                     ==============       ===============

            See Notes to Unaudited Consolidated Financial Statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                     Three Months Ended                  Nine Months Ended
                                                                        December 31,                        December 31,
                                                                 -----------------------------      ----------------------------
                                                                    1998               1999             1998             1999
                                                                 ----------         ----------       ----------       ----------
Revenues.....................................................     $   427,884       $ 2,012,693     $  1,079,836     $  3,868,566
                                                                  -----------       -----------     ------------     ------------

Costs and expenses:
 Costs of revenues...........................................          56,250           513,880          146,250          644,510
 Development costs...........................................          47,677               ---          143,031           95,354
 Depreciation and amortization...............................          92,499           218,327          279,128          631,411
 Non-cash compensation charges...............................         220,313               ---        5,135,511          285,208
 Selling, general and administrative.........................       2,314,868         6,154,085        6,797,989       14,492,494
                                                                  -----------       -----------     ------------     ------------
     Total costs and expenses                                       2,731,607         6,886,292       12,501,909       16,148,977
                                                                  -----------       -----------     ------------     ------------
Loss from operations.........................................      (2,303,723)       (4,873,599)     (11,422,073)     (12,280,411)

 Interest income.............................................          35,640           420,416          111,081          773,312
 Gain on deconsolidation of Gomez............................             ---         5,568,475              ---        5,568,475
 Other income (expense)......................................         290,080               ---          290,080         (416,632)
                                                                  -----------       -----------     ------------     ------------
Net (loss) income............................................     $(1,978,003)      $ 1,115,292     $(11,020,912)    $ (6,355,256)
                                                                  ===========       ===========     ============     ============

Dividends attributed to preferred stock......................        (129,471)         (122,794)        (489,170)        (987,041)
Beneficial conversion feature of preferred stock.............             ---               ---       (5,083,484)             ---
Dividends in arrears on preferred stock......................         (98,507)         (347,795)        (312,467)        (515,738)
                                                                  -----------       -----------     ------------     ------------
Net (loss) income applicable to common stock.................     $(2,205,981)      $   644,703     $(16,906,033)    $ (7,858,035)
                                                                  ===========       ===========     ============     ============
Basic net (loss) income per common share.....................           $(.20)             $.03           $(1.63)           $(.33)
                                                                  ===========       ===========     ============     ============
Diluted net (loss) income per common share...................           $(.20)             $.02           $(1.63)           $(.33)
                                                                  ===========       ===========     ============     ============

Weighted average number of common shares outstanding:
Basic........................................................      10,907,910        25,305,923       10,350,524       23,969,241
                                                                  ===========       ===========     ============     ============
Diluted......................................................      10,907,910        30,852,564       10,350,524       23,969,241
                                                                  ===========       ===========     ============     ============

           See Notes to Unaudited Consolidated Financial Statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                     Nine Months Ended December 31,
                                                                                                     ------------------------------
                                                                                                         1998             1999
                                                                                                     -------------    -------------
Net loss...........................................................................................  $(11,020,912)    $ (6,355,256)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization.....................................................................       422,159          726,765
 Non-cash compensation charges.....................................................................     4,626,136              ---
 Common stock issued for consulting services.......................................................       509,375          285,208
 Common stock issued in connection with termination agreement......................................           ---          416,632
 Gain on deconsolidation of Gomez..................................................................           ---       (5,568,475)
Changes in operating assets and liabilities (excluding effect of deconsolidation of Gomez)
 Increase in accounts receivable and prepayments...................................................      (585,066)      (2,097,509)
 Increase in notes receivable......................................................................      (380,000)             ---
 Decrease in stock subscriptions receivable........................................................       245,000              ---
 (Increase)/ decrease in other assets..............................................................       (34,809)         111,349
 (Decrease)/ increase in accounts payable and accrued expenses.....................................    (1,558,826)       1,094,874
 Increase/ (decrease) in other liabilities.........................................................       141,049         (432,532)
                                                                                                     ------------     ------------
  Net cash used in operating activities............................................................    (7,635,894)     (11,818,944)
                                                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments available for sale........................................................           ---       (9,968,771)
 Purchase of fixed assets..........................................................................      (481,237)      (2,113,570)
 Cash received from notes receivable...............................................................        85,266           83,501
 Capitalized software development costs............................................................       (61,375)             ---
 Effect of deconsolidation of Gomez................................................................           ---        2,554,511
                                                                                                     ------------     ------------
  Net cash used in investing activities............................................................      (457,346)      (9,444,329)
                                                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividends paid in cash............................................................      (319,062)        (156,655)
 Issuance costs for common stock...................................................................      (300,000)        (575,000)
 Proceeds from issuance of common stock............................................................     3,000,000        5,750,000
 Proceeds from exercise of stock options and warrants to purchase common stock.....................           ---        2,288,088
 Issuance costs for preferred stock................................................................      (864,628)        (682,563)
 Proceeds from issuance of preferred stock.........................................................     6,275,000       20,000,000
 Issuance costs for Gomez preferred stock..........................................................           ---         (611,898)
 Proceeds from issuance of Gomez preferred stock...................................................           ---        5,500,000
 Proceeds from issuance of Gomez common stock......................................................           ---              500
 Issuance costs for UTTC preferred stock...........................................................           ---          (11,673)
 Proceeds from issuance of UTTC preferred stock....................................................           ---        2,000,000
                                                                                                     ------------     ------------
  Net cash provided by financing activities........................................................     7,791,310       33,500,799
                                                                                                     ------------     ------------

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS..............................................  $   (301,930)    $ 12,237,526
Cash and cash equivalents, beginning of period.....................................................       815,680        2,667,347
                                                                                                     ------------     ------------
Cash and cash equivalents, end of period...........................................................  $    513,750     $ 14,904,873
                                                                                                     ============     ============

           See Notes to Unaudited Consolidated Financial Statements

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. Certain amounts in prior periods have been reclassified for comparative purposes.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 1999. The results for the three months ended December 31, 1999 and the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

The consolidated financial statements include the accounts of The Ashton Technology Group, Inc. ("ATG(TM)", "Ashton", or the "Company") and its wholly-owned and majority-owned subsidiaries which, at December 31, 1999, include Universal Trading Technologies Corporation ("UTTC(TM)"), ATG(TM) International ("International"), and Electronic Market Center, Inc. ("EMC"). ATG(TM) owns 100% of the voting equity of International and EMC, and approximately 93% of the voting equity of UTTC(TM). Also included in the consolidated financial statements are the accounts of UTTC(TM)'s wholly-owned subsidiaries, REB Securities, Inc. ("REB"), Croix Securities, Inc. ("Croix"), and NextExchange, Inc. ("NextExchange"). Croix Securities and NextExchange were formed in February 1999. The results of operations for these subsidiaries are included from the dates of formation. All significant intercompany accounts and transactions have been eliminated.

In December 1999, ATG(TM) entered into agreements to create two joint venture companies, Kingsway ATG Asia, Ltd. ("Asia") and Ashton Technology Canada, Inc. ("Canada"). The Company accounts for investments in businesses which it owns between 20% and 50% using the equity method, and those which are majority-owned using the consolidation method. As of December 31, 1999, ATG(TM) had not yet funded its investment in Asia.

On December 20, 1999, ATG(TM) funded Canada with $333,400 in cash for equity in the Class A common shares of Canada, and has agreed to provide an additional $666,600 as and when required, by way of either equity or debt. ATG(TM) owns 51% of the voting equity of Canada, and accordingly, the accounts of Canada are consolidated with those of ATG(TM) in the December 31, 1999 unaudited consolidated balance sheet. Also in connection with the agreement with Canada, the Company issued warrants to purchase 500,000 shares of ATG(TM) common stock at $2.50 per share to holders of the UTTC(TM) Series TK Convertible Preferred Stock. The warrants are exercisable for a period of two years beginning on June 4, 2000. The fair value of the warrants will be recorded as a dividend to the holders of the Series TK Preferred as of the vesting dates of the warrants. Such vesting will begin during the fiscal year ended March 31, 2001.

2. Deconsolidation of Gomez

In September 1999, Gomez commenced the private placement of its Series C Convertible Preferred Stock ("Gomez Series C Preferred Stock"). Two closings of the Gomez Series C Preferred Stock sale were completed in November and December 1999, resulting in total gross proceeds of approximately $18,946,000. The private placement is expected to be completed during the Company's fourth quarter. During the first two quarters of the fiscal year, the Company owned in excess of 50% of the voting equity of Gomez and accounted for its investment under the consolidation method. As a result of Gomez's sale of a portion of its Series C Convertible Preferred Stock on

December 30, 1999, the Company's ownership percentage in Gomez was reduced to below 50%. At December 31, 1999, ATG(TM) owned 39.9% of the voting equity and 36.6% of the total equity of Gomez in the form of 4,905 shares of the Gomez Series A Preferred Stock (which is convertible into 4.9 million shares of Gomez common stock). As such, the Company began accounting for its remaining investment in Gomez under the equity method of accounting rather than the consolidation method. In prior periods, the operating results of Gomez were consolidated within the operating results of the Company and the assets and liabilities of Gomez were consolidated with those of ATG(TM)'s other majority-owned subsidiaries in the consolidated balance sheets. As a result of the deconsolidation, the Company consolidated Gomez's operating results only through the date of deconsolidation. Pursuant to the equity method of accounting, the Company has increased the carrying amount of its remaining investment in Gomez to zero, and recorded a gain of $5,568,475 equal to the amount of the increase. The Company will not provide for any future losses of Gomez which would reduce the carrying amount to below zero, and in the event Gomez has future earnings, the Company will recognize its share of those earnings only after it exceeds its share of net losses not recognized.

3.  Certain Transactions

Series F Convertible Preferred Stock

On August 18, 1999 (the "Issue Date"), the Company completed a private placement for the sale of 20,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred") with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of the Company's common stock (the "Warrants") for gross proceeds of $20,000,000. Each share of the Series F Preferred is convertible into a number of shares of the Company's common stock equal to the stated value plus a premium of up to 9% per annum, divided by a conversion price. The conversion price of the Series F Preferred is the lesser of $10.79 or the average of the five lowest closing bid prices during the 22 trading days preceding conversion. Prior to February 17, 2000, if any conversions take place on days where the common stock trades below $7.85 (the "Floor Price"), then the conversion price will equal the Floor Price. Beginning on February 18, 2000, the Series F Preferred is subject to redemption, at the Company's option, if the market price of the common stock is below $7.35 on the conversion date. During the three months ended December 31, 1999, 6,000 shares of the Series F Preferred were converted into 1,093,721 shares of ATG(TM) common stock, including 32,957 shares deemed as dividends. The Company also accrued dividends in arrears of $468,089 to reflect the premium on the remaining Series F Preferred from the Issue Date through December 31, 1999.

The Warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. The fair value of the Warrants, or $645,000, was recorded as a dividend to the holders of the Series F Preferred on the Issue Date.

UTTC(TM) Series TK Convertible Preferred Stock

On June 4, 1999, UTTC(TM) completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC(TM) Series TK Preferred Stock") and warrants to purchase 200,000 shares of ATG(TM) common stock at $10.00 per share. The fair value of the warrants will be recorded as a dividend to the holders of the Series TK Preferred as of the vesting dates of the warrants. Such vesting will begin during the fiscal year ended March 31, 2001. Gross proceeds received by UTTC(TM) from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC(TM) Series TK Preferred Stock is convertible into ten shares of UTTC(TM) common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC(TM) Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of ATG(TM) common stock. The UTTC(TM) Series TK Preferred Stock is presented as a minority interest on the December 31, 1999 unaudited consolidated balance sheet at its liquidation preference of $2,000,000. As a result of the UTTC(TM) Series TK Preferred stockholders' liquidation preference, the balance has not been reduced by any portion of the losses of UTTC(TM).

4.  Stockholders' Equity

On September 18, 1997, the Company commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange (the "Exchange Offer") up to 300,000 shares of its Series B Preferred for up to $3,000,000 of convertible and non-convertible notes issued by UTTC(TM) (the "UTTC(TM) Notes"). The Series A Preferred paid cumulative dividends semi-annually at an annual rate of $0.50 per share and was payable in cash or additional shares of Series A Preferred until February 15, 2000. Each holder of shares of Series A Preferred had the right to convert each share of Series A Preferred into: (i) ten shares of ATG(TM) common stock; and (ii) one warrant to purchase three shares of the common stock of UTTC(TM), par value $0.01 per share (the "UTTC(TM) common stock"), with an exercise price of $0.75 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of ATG(TM) common stock; and (ii) one warrant to purchase two shares of UTTC(TM) common stock, with an exercise price of $0.75 per share, subject to adjustment. During the nine months ended December 31, 1999, 125,219 shares of Series A Preferred and 288,300 shares of Series B Preferred were converted into 2,980,736 shares of ATG(TM) common stock. As of December 31, 1999, all shares of Series A Preferred Stock have been converted into common stock.

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

In April 1999, 100,000 warrants that were issued in January 1998 to investors in the Series C Convertible Preferred Stock ("Series C Preferred") were exercised. As a result of this exercise, the Company received gross proceeds of $171,282 and issued 100,000 shares of common stock. Warrants that were issued to the underwriters of the Company's initial public offering in May 1996 were exercised on a cashless basis during June 1999, and 100,555 shares of common stock were issued. Of the 350,000 warrants issued to the placement agent for the Series C, Series D, and

Series E Preferred Stock offerings, a total of 130,000 warrants were exercised during July and August, 1999, resulting in gross proceeds of $308,687 and the issuance of 130,000 shares of common stock.

At the time of issuance, the Series A, Series B, Series C, Series D, and Series E Preferred Stocks were convertible at prices below the market value of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying Common stock multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature was fully recognized as a return to the preferred stockholders when the shares became convertible, or at the time of issuance. The accumulated beneficial conversion feature amounted to $1,643,900, $2,695,436, $349,943, $1,180,549, and $607,087
for the Series A, Series B, Series C, Series D, and Series E Preferred, respectively, and is included as a component of the accumulated deficit on the consolidated balance sheets at March 31, 1999 and December 31, 1999.

5.  Related Party Transactions

The Company utilizes the Dover Group, Inc. ("Dover") for consulting services related to the Company's financings and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. The Company paid consulting fees to Dover amounting to $135,000 in each of the nine-month periods ended December 31, 1999 and 1998.

In 1997, the Company retained Adirondack Capital, LLC ("Adirondack") to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. The Company paid consulting fees to Adirondack amounting to $90,000 in each of the nine-month periods ended December 31, 1999 and 1998. In April 1999, Gomez paid a fee of $50,000 to Adirondack for its assistance in structuring the private placement of the Gomez Series B Preferred Stock. Additionally, the Company paid Adirondack $287,500 in the nine months ended December 31, 1999 pursuant to the Private Equity Line of Credit Agreement, and $450,000 in the nine months ended December 31, 1998 pursuant to the Private Equity Line of Credit Agreement and in connection with the sale of the Series C Preferred, the Series D Preferred and the Series E Preferred. Effective April 1, 1999, Mr. Gothner began receiving a monthly board retainer.

During 1998, the Company retained Richard Butler, a member of the Company's Board of Directors, to provide strategic marketing services. For the nine months ended December 31, 1998 the Company paid $67,500 in consulting fees to Richard Butler under that arrangement. Effective April 1, 1999, the arrangement was terminated, and Mr. Butler began receiving a monthly board retainer.

In 1997, the Company retained Wyndham Capital Corporation ("Wyndham") to provide investment banking and financial advisory services. Thomas G. Brown, a member of the Company's Board of Directors, is the President and Managing Director of Wyndham. The Company paid $25,000 in consulting fees to Wyndham during the nine months ended December 31, 1999, and $45,000 in consulting fees and $140,000 pursuant to the sale of equity in the nine months ended December 31, 1998 under this agreement. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer upon his election to the Board.

6.  Investments Available for Sale and Accumulated Other Comprehensive Income

The Company classifies its marketable securities as available for sale. Investments available for sale are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. As of December 31, 1999, the Company's investments available for sale consist of government agency and corporate debt securities with remaining maturities not exceeding 18 months.

7.    Segment Information

Summarized financial information, excluding intercompany transactions, by business segment is as follows:

                                          Three Months Ended December 31,                Nine Months Ended December 31,
                                      ------------------------------------------------------------------------------------------
                                              1998                     1999                   1998                    1999
                                      -----------------         ---------------      -------------------     -------------------
Revenues:
    Gomez.........................           $  427,884              $1,993,793              $ 1,079,836             $ 3,836,949
    Trading systems...............                  ---                  18,900                      ---                  31,617
                                        ---------------         ---------------      -------------------           -------------
                                                427,884               2,012,693                1,079,836               3,868,566
Loss from operations:
    Gomez.........................              263,927               2,534,406                4,946,600               5,372,315
    Trading systems...............            1,714,076               1,918,777                6,074,312               6,551,416
                                        ---------------         ---------------      -------------------           -------------
                                              1,978,003               4,453,183               11,020,912              11,923,731
Interest income:
    Gomez.........................                  ---                  32,707                      ---                  94,816
    Trading systems...............               35,640                 387,709                  111,081                 678,496
                                        ---------------         ---------------      -------------------           -------------
                                                 35,640                 420,416                  111,081                 773,312
Depreciation and amortization:
    Gomez.........................               27,330                 151,690                   61,492                 334,171
    Trading systems...............              112,846                  66,637                  360,667                 392,594
                                        ---------------         ---------------      -------------------           -------------
                                                140,176                 218,327                  422,159                 726,765
Non-cash compensation charges
    Gomez.........................                  ---                     ---                4,626,136                     ---
    Trading systems...............              220,313                     ---                  509,375                 285,208
                                        ---------------         ---------------      -------------------           -------------
                                                220,313                     ---                5,135,511                 285,208

8.  Recently Adopted Accounting Standards

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


9.  Net (Loss) Income per Share

Net (loss) income per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. For the nine months ended December 31, 1999, and the three and nine months ended December 31, 1998, the Company is in a net loss position. For those periods, the effect of the Company's common share equivalents would be anti-dilutive, and therefore, there is no difference between basic and diluted net loss per share. For the three months ended December 31, 1999, the Company is in a net income position, and has included in its diluted earnings per share an additional 5,546,642 shares related to the Company's outstanding options and warrants. No shares were included in the calculation of diluted earnings per share for the Company's convertible preferred stock for the three months ended December 31, 1999, as their effect would be anti-dilutive.

10.  Subsequent Events

On January 12, 2000, UTTC(TM) completed a private placement of 123,240 shares of its Series KW Convertible Preferred Stock ("Series KW Preferred"), resulting in gross proceeds of $3,000,000. The Series KW Preferred has a liquidation value of $24.34275 per share, or $3,000,000. Upon the completion of an initial public offering of the common stock of UTTC(TM) or upon a change in control, and until December 2004, each share of Series KW Preferred is convertible into ten shares of UTTC(TM) common stock. If UTTC(TM) has not completed an initial public offering by December 31, 2001, holders of the Series KW Preferred may exchange up to 41,080 shares of Series KW Preferred, each for 3.477 shares of ATG(TM) common stock, and up to 41,080 shares of Series KW Preferred at an exchange ratio equal to the liquidation value per share divided by the average closing price of the ATG(TM) common stock for the twenty trading days preceding such conversion. Additionally, ATG(TM), UTTC(TM), and the holders of the Series KW Preferred agreed that if, within thirty days of Asia completing an initial public offering of its securities, UTTC(TM) has not filed to register UTTC(TM)'s common stock to engage in an underwritten initial public offering, the holders of the Series KW Preferred may then, and at any time thereafter for so long as UTTC(TM) has not filed to register UTTC(TM)'s common stock to engage in an underwritten initial public offering of its securities, exchange up to 41,080 shares of Series KW Preferred for shares of ATG(TM) common stock at an exchange ratio equal to the liquidation value per share of the Series KW Preferred divided by the average closing price of the ATG(TM) common stock for the twenty trading days preceding such conversion.

On January 13, 2000, ATG(TM) contributed $1 million to Asia in exchange for 47 million shares of Asia voting common stock. ATG(TM) owns 47% of the voting equity of Asia. Such investment will be accounted for using the equity method, and will be presented as an investment in affiliates.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in the development and commercialization of intelligent matching systems and on-line transaction systems for participants in the U.S. and international financial markets. The Company was founded in 1994 to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial and electronic commerce ("e-commerce"). At December 31, 1999, the Company is organized as a parent company, which has four subsidiaries:


     . Universal Trading Technologies Corporation ("UTTC(TM)") and its three subsidiaries:
               REB Securities, Inc. ("REB")
               Croix Securities, Inc. ("Croix")
               NextExchange, Inc. ("NextExchange")
     .    Ashton Technology Canada, Inc. ("Canada")
     .    Electronic Market Center, Inc. ("EMC")
     .    ATG(TM) International, Inc. ("International")

In December 1999, ATG(TM) entered into agreements to create two joint venture companies, Kingsway ATG Asia, Ltd. ("Asia") and Ashton Technology Canada, Inc. ("Canada"). The Company accounts for investments in businesses which it owns between 20% and 50% using the equity method, and those which are majority-owned using the consolidation method. ATG(TM) has agreed to invest $1,000,000 for 47% of the voting equity of Asia, however, that investment had not been funded as of December 31, 1999. Upon its funding, the Company's investment in Asia will be accounted for using the equity method. On December 20, 1999, ATG(TM) funded Canada with $333,400 in cash for equity in the Class A common shares of Canada, and has agreed to provide an additional $666,600 as and when required, by way of either equity or debt. ATG(TM) owns 51% of the voting equity of Canada, and accordingly, the accounts of Canada are consolidated with those of ATG(TM) in the December 31, 1999 unaudited consolidated balance sheet.

During the first two quarters of the fiscal year, ATG(TM) owned in excess of 50% of the voting equity of Gomez Advisors, Inc. ("Gomez"), and accounted for its investment under the consolidation method. In September 1999, Gomez commenced the private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Convertible Preferred Stock on December 30, 1999, the Company's ownership percentage in Gomez was reduced to below 50%. As such, the Company began accounting for its remaining investment in Gomez under the equity method of accounting rather than the consolidation method. In prior periods, the operating results of Gomez were consolidated within the operating results of the Company and the assets and liabilities of Gomez were consolidated with those of ATG(TM)'s other majority owned subsidiaries in the consolidated balance sheets. In the current period, the operating results of Gomez were consolidated within the operating results of the Company only through the date of deconsolidation, or December 30, 1999. The carrying amount of the Company's remaining investment in Gomez was increased to zero, and the increase of $5,568,475 was reported on the unaudited consolidated statements of operations for the three and nine months ended December 31, 1999 as a gain on deconsolidation of Gomez. For the periods ended December 31, 1999 and 1998, Gomez generated substantially all of the Company's revenues. As a result of the deconsolidation, the Company anticipates its revenues will decrease materially during the quarter ended March 31, 2000, and the revenues reported for the nine months ended December 31, 1999 will constitute virtually all of the Company's revenues for the year ended March 31, 2000.

On March 24, 1999, the SEC approved the Philadelphia Stock Exchange's ("PHLX") proposed rule change relating to the Company's eVWAP(TM) trading system. On August 27, 1999, UTTC and the PHLX began a controlled, live trading period of the eVWAP(TM) with a group of PHLX floor specialists and "upstairs" customers involving twenty listed equity securities. This initial trading period successfully met management's expectations for the first phase rollout of the eVWAP(TM) trading system.

The second phase of the eVWAP(TM) trading system commenced in November 1999 with the Company working with certain major clearing firms to clear and settle trades through the eVWAP(TM) trading system. The second phase is intended to solidify the electronic integration of geographically diverse customers through their clearing agents, which is a prerequisite for effective electronic straight-through processing of eVWAP(TM) trades. On January 3, 2000, ATG(TM) announced that eight national brokerage firms had agreed to clear and settle trades by institutions, pension funds, and money managers utilizing ATG(TM)'s eVWAP(TM) trading system directly or through ATG(TM)'s subsidiary, Croix. The Company has been working with these firms to integrate systems and refine business processes to effectively perform straight-through processing of eVWAP(TM) trades and to reduce potential errors and risks associated with improper integration.

Upon completion of clearing firm integration, it is expected that approximately 60 institutions and broker-dealers will be able to execute trades in the eVWAP(TM) trading system. This event is forecasted to occur in mid-March, 2000 and will be accompanied by an increase in eligible securities. The third stage of the rollout, which is expected to commence shortly thereafter, is planned to provide the connectivity to the larger institutions and brokers-dealers, who aggregate orders from multiple locations, and is projected to demonstrate eVWAP(TM) volume growth and liquidity.

The Company's limited operating history and dependence upon the operation of its eVWAP(TM) make the prediction of future operating results difficult. Although the Company has activated its eVWAP(TM) and attempted to develop additional sources of revenue, there can be no assurance that the Company will generate the anticipated revenues from the operation of the eVWAP(TM) or other sources.

The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the eVWAP(TM), success in hiring the appropriate personnel, successful development of new products and services, regulatory approval of its products and services, market acceptance of the Company's products and services, and development of a revenue stream from the Company's products and services. Due to such anticipated increases in the Company's operating expenses, the Company's operating results may be materially and adversely affected.

The Company is currently in various stages of developing additional eVWAP(TM) enhancements, features, and products to be integrated into the existing eVWAP(TM) trading system. The Company also continues to refine design requirements, evaluate market acceptance and assess implementation strategies in the development of other intelligent matching systems, its electronic Market Center (`eMC(TM)"), electronic Options Exchange System ("eOX(TM)"), electronic Auction System ("eAS(TM)"), and electronic Public Limit Order Book ("ePLOB(TM)"). The Company has met with potential business partners, including national stock exchanges, to discuss the concepts and initial designs underlying these systems.

In addition, the Company is continuing to evaluate and assess alternatives for the development and implementation of its NextExchange concept, a fully electronic, national securities exchange offering screen-based trading systems. It is envisioned that the eOX(TM), eAS(TM) and ePLOB(TM) could form the technical backbone of the NextExchange concept. The Company does not anticipate generating revenue from these systems or concepts during its fiscal year ended March 31, 2000.


Results of Operations

For the Three Months Ended December 31, 1999 and 1998

The net income applicable to common stock totaled $644,703 or $.02 per share on a diluted basis for the three months ended December 31, 1999, compared to a net
(loss) of $(2,205,981) or $(.20) per share for the three months ended December 31, 1998. The Company recorded net income before preferred dividends of $1,115,292, or $.04 per share on a diluted basis for the three months ended December 31, 1999, compared to a net loss of $1,978,003, or $.18 per share for the three months ended December 31, 1998.

The Company's revenues totaled $2,012,693 for the three months ended December 31, 1999, and $427,884 for the three months ended December 31, 1998. UTTC(TM) generated $18,900 from the operation of eVWAP(TM) during the three months ended December 31, 1999 and Gomez generated the balance of the revenues. The revenues in the three months ended December 31, 1998 were generated entirely by Gomez.

In the three months ended December 31, 1999, $703,481 or 35% of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the same period, Gomez generated $1,033,112 in advertising, sponsorship, and transaction-based revenues. Advertising revenue for the three months ended December 31, 1998 was $246,000. Consulting and advisory service revenues for the three months ended December 31, 1999 declined as a percentage of total revenues from the same period in 1998 due to the introduction of the GomezPro web site and Research Station. Total consulting and advisory service revenues were $257,200 or 13% of Gomez's revenues in the three months ended December 31, 1999, compared to $90,000 or 21% of revenues in the three months ended December 31, 1998.

The costs of revenues represent salaries associated with the delivery of Gomez's consulting and advisory services, and amounts paid in connection with transaction-based revenues. Costs of revenues for the three months ended December 31, 1999 were $513,880 or 25.5% of total revenues, compared to $56,250 or 13.1% of revenues for the three months ended December 31, 1998. The increase as a percent of total revenues is primarily due to the increase in advertising and sponsorship revenues and the related increase in amounts paid for transaction-based revenues.

During the three-months ended December 31, 1998, the Company amortized system development costs related to the eVWAP(TM) totaling $47,677. The Company has not capitalized computer software costs related to the eVWAP(TM) since the second quarter of fiscal 1999, when the application development stage of the eVWAP(TM) was completed. The capitalized computer software asset was completely amortized during the second quarter of fiscal 2000.

Depreciation and amortization expense includes depreciation of property and equipment, comprised primarily of computer equipment, and amortization of intangible assets. Depreciation and amortization for the three months ended December 31, 1999 increased to $218,327 from $92,499 for the three months ended December 31, 1998, due to an increase in the computer equipment purchased. Capital expenditures increased to approximately $653,000 for the three months ended December 31, 1999 compared to approximately $98,000 in the same period last year. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on their web site and network servers. The level of capital expenditures is expected to increase as the Company moves to replace hardware originally purchased in 1996, expand the operation of the eVWAP(TM) trading system, and to develop additional trading systems.

In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, the Company amended the consulting agreement with Continental whereby the Company issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to the previous consulting agreement. The Company recorded the deferred consulting expenses in 1998 and 1999 as a reduction to stockholders' equity. During the three months ended December 31, 1998, $220,313 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses. The deferred consulting expense relating to this agreement was fully amortized during the second quarter of the current fiscal year.

Selling, general and administrative expenses ("SG&A") totaled $6,154,085 and $2,314,868 for the three-month periods ended December 31, 1999 and 1998, respectively. For the period ended December 31, 1999, Gomez's SG&A totaled $3,895,336, or 63% of the Company's total SG&A, compared to $444,478 or 19% in the three months ended December 31, 1998. The increase in Gomez's SG&A was due primarily to the growth in staff and related expenses incurred in building Gomez's infrastructure, and increased advertising and marketing costs related to introduction of new products and services.

Excluding Gomez, the Company's SG&A for the three months ended December 31, 1999 totaled $2,258,749 compared to $1,870,390 during the three months ended December 31, 1998. The increase in SG&A is primarily a result of the growth in staff and is partially offset by decreases in consulting and professional fees. As of December 31, 1999, ATG(TM) and UTTC(TM) employed a total of 35 employees compared to 27 employees at December 31, 1998.

Interest income increased to $420,416 for the three months ended December 31, 1999 from $35,640 for the three months ended December 31, 1998, as a result of the higher cash and cash equivalents and investments available for sale balances. (see "Liquidity and Capital Resources"). During the three months ended December 31, 1999, the Company recorded a gain of $5,568,475 as a result of a change in the accounting for its investment in Gomez from the consolidation method to the equity method (see "Notes to Unaudited Consolidated Financial Statements"). Other income for the three months ended December 31, 1998 relates to judgments rendered in favor of the Company in connection with its claims against Alliant Techsystems, Inc.

For the Nine Months Ended December 31, 1999 and 1998

The net loss applicable to common stock totaled $7,858,035 or $.33 per share for the nine months ended December 31, 1999, and $16,906,033 or $1.63 per share for the nine months ended December 31, 1998. The Company incurred a net loss before preferred dividends of $6,355,256, or $.27 per share for the nine months ended December 31, 1999, compared to a net loss of $11,020,912, or $1.06 per share for the nine months ended December 31, 1998.

The Company's revenues totaled $3,868,566 and $1,079,836 for the nine months ended December 31, 1999 and 1998, respectively. UTTC(TM) generated $31,617 from the operation of eVWAP(TM) during the nine months ended December 31, 1999 and Gomez generated the balance of the revenues. The revenues in the nine months ended December 31, 1998 were generated entirely by Gomez.

In the nine months ended December 31, 1999, $1,351,400 or 35% of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the nine-month periods ended December 31, 1999 and 1998, Gomez generated $1,730,549 and $223,500, respectively, in advertising, sponsorship, and transaction-based revenues. Consulting and advisory service revenues declined as a percentage of total revenues due to Gomez's introduction of its GomezPro web site and Research Station. Total consulting and advisory service revenues were $755,001 or 20% of Gomez's revenues in the nine months ended December 31, 1999, compared to $730,000 or 67% of revenues in the three months ended December 31, 1998.

The costs of revenues represent salaries associated with the delivery of Gomez's consulting and advisory services, and amounts paid in connection with transaction-based revenues. Costs of revenues for the nine months ended December 31, 1999 were $644,510 or 16.7% of total revenues, compared to $146,250 or 13.5%
of revenues for the nine months ended December 31, 1998. The increase as a percent of total revenues is primarily due to the increase in advertising and sponsorship revenues and the related increase in amounts paid for transaction-based revenues.

During the nine-month periods ended December 31, 1999 and 1998, the Company amortized system development costs related to the eVWAP(TM) totaling $95,354 and $143,031, respectively. The Company has not capitalized computer software costs related to the eVWAP(TM) since the second quarter of fiscal 1999, when the application development stage of the eVWAP(TM) was completed. As of December 31, 1999, the capitalized computer software asset has been completely amortized.

Depreciation and amortization expense includes depreciation of property and equipment, comprised primarily of computer equipment, and amortization of intangible assets. Depreciation and amortization for the nine months ended December 31, 1999 increased to $631,411 from $279,128 for the nine months ended December 31, 1998, due to an increase in the computer equipment purchased. Capital expenditures increased to approximately $2,114,000 for the nine months ended December 31, 1999 compared to approximately $481,000 in the same period last year. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on their web site and network servers. The level of capital expenditures is expected to increase as the Company moves to replace hardware originally purchased in 1996, expand the operation of the eVWAP(TM) trading system, and to develop additional trading systems.

During the nine months ended December 31, 1999 and 1998, $285,208 and 509,375, respectively, was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses in connection with the common stock issued to Continental described above. The deferred consulting expense relating to the agreement with Continental was fully amortized as of December 31, 1999.

In August, 1998, the Company entered into employment agreements with Julio Gomez, John Robb and Alexander Stein. Pursuant to the employment agreements, an aggregate of 3,000,000 options were granted at an exercise price of $.01 per share. In addition, 1,400,000 options with an exercise price of $.01 per share were granted to certain officers and directors of ATG(TM). During the nine months ended December 31, 1998, Gomez and the Company recognized a non-cash compensation charge of $4,367,809 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of those options. Those options were exchanged for Gomez common stock on January 22, 1999 pursuant to an exchange agreement among Gomez, ATG(TM), and other persons affiliated with them. Also during the nine months ended December 31, 1998, the Company incurred a non-cash compensation charge of $258,327 related to the issuance of non-employee stock options to consultants and professional advisors.

SG&A totaled $14,492,494 and $6,797,989 for the nine-month periods ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999, Gomez's SG&A totaled $8,325,399, or 57% of the Company's total SG&A, compared to $1,466,790 or 22% in the nine months ended December 31, 1998. The increase in Gomez's SG&A was due primarily to the growth in staff and related expenses incurred in building Gomez's infrastructure, and increased advertising and marketing costs related to introduction of new products and services.

Excluding Gomez, the Company's SG&A for the nine months ended December 31, 1999 totaled $6,167,095 compared to $5,331,199 during the nine months ended December 31, 1998. The increase in SG&A is primarily a result of the growth in staff of ATG(TM) and UTTC(TM), and is partially offset by decreases in consulting and professional fees.

Interest income increased to $773,312 for the nine months ended December 31, 1999 from $111,081 for the nine months ended December 31, 1998, as a result of the higher cash and cash equivalents and investments available for sale balances. (see "Liquidity and Capital Resources"). During the nine months ended December 31, 1999, the Company recorded a gain of $5,568,475 as a result of a change in the accounting for its investment in Gomez from the consolidation method to the equity method (see "Notes to Unaudited Consolidated Financial Statements"). Other expense for the nine months ended December 31, 1999 is comprised of a charge of $416,632 for the value of UTTC(TM) stock issued to a former director in satisfaction of the terms of an agreement executed on June 29, 1999 between the former director and the Company. Other income for the nine months ended December 31, 1998 relates to judgments rendered in favor of the Company in connection with its claims against Alliant Techsystems, Inc.

Liquidity and Capital Resources

At December 31, 1999, the Company's consolidated total assets were $27,014,359, compared to $5,653,737 at March 31, 1999. Current assets at December 31, 1999 totaled $25,309,387 and current liabilities were $294,365. Stockholders' equity at December 31, 1999 increased to $24,719,994 from $4,444,978 at March 31, 1999 due to the private placement of 20,000 shares of its Series F Preferred Stock for gross proceeds of $20,000,000, the issuance of 1,582,685 shares of its common stock for proceeds of $7,908,713 in connection with the Company's Private Equity Line of Credit Agreement (see "Notes to Unaudited Consolidated Financial Statements - Stockholders' Equity"), and the exercise of stock options and warrants. The increase in stockholders' equity resulting from the issuance of stock was partially offset by the net loss applicable to common stock of $7,858,035 and net issuance costs of approximately $1,800,000.

At December 31, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $14,904,873 and investments available for sale of $9,912,120, compared to cash and cash equivalents of $2,667,347 at March 31, 1999. The increase in cash and cash equivalents and investments available for sale is primarily a result of (i) the private placement of 20,000 shares of ATG(TM)'s Series F Convertible Preferred Stock for gross proceeds of $20,000,000 in August 1999, and (ii) the private placement of UTTC(TM)'s Series TK Convertible Preferred Stock for gross proceeds of $2,000,000 in June 1999. (see "Notes to Unaudited Consolidated Financial Statements - Certain Transactions").

On April 3, 1998, the Company entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to the Company, subject to the satisfaction of certain conditions (see "Notes to Unaudited Consolidated Financial Statements - Stockholders' Equity"). During the nine months ended December 31, 1999, the Company drew down $5,750,000 under the agreement, reaching the aggregate commitment of $18,000,000.

Gomez has historically generated substantially all of the Company's revenues. As of December 30, 1999, the Company began accounting for its remaining investment in Gomez under the equity method of accounting rather than the consolidation method. As a result, the Company's projected revenues will decrease materially during the quarter ended March 31, 2000. The revenues reported for the nine months ended December 31, 1999 will constitute virtually all of the Company's revenues for the year ended March 31, 2000.

The Company's future revenues will be dependent upon the Company's ability to deploy its eVWAP(TM) trading system and customer utilization of the eVWAP(TM) trading system. The Company believes, on a forward-looking basis, it will begin to generate more significant revenues during its fiscal year ending March 31, 2001. The level and timing of such revenue is dependent upon, among other factors, the Company's assumptions regarding (i) the rollout of the eVWAP(TM) trading system implementation; (ii) the trading volume experienced by the eVWAP(TM) trading system; and (iii) the pricing the Company is able to obtain for eVWAP(TM) trade execution. Until adequate revenue is derived from the eVWAP(TM) trading system, the Company's cash and cash equivalents, investments and cash flow from operations will be sufficient to meet the presently anticipated cash requirements of the Company for a period of approximately twenty-four months.

The Company's future capital requirements will depend on many factors, including the timing for the implementation of the next phases of the eVWAP(TM) trading system, market acceptance of the Company's products, the timing and extent of spending to support new product development efforts and the timing of introductions of new products and enhancements to existing products. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there are continued delays in expanding the eVWAP(TM), or
(iii) the Company fails to successfully develop markets for its products. The Company and its subsidiaries will also require additional financing to fund development of its products and launch the Canadian and Asian joint ventures. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require Ashton to share ownership of its subsidiaries, joint ventures, and/or revenue from products and services. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


Year 2000 Computer Compliance

The Company has assessed the potential impact of what is commonly referred to as the "Year 2000" or "Y2K" issue, concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could fail or create erroneous results. The Company is subject to the potential impact of the Y2K issue due to the nature of financial information and the potential problems which may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's control.

The Company views its Y2K risks as arising from three primary sources: (i) internal software, hardware and equipment utilized in the operations of the Company; (ii) applications the Company has developed or is developing for use by its customers; and (iii) third parties with which the Company has material relationships.

State of Readiness. To date, the Company's products, computing and communications infrastructure systems have operated without Y2K related problems, and appear to be Y2K ready. The Company is not aware that any of its major customers, business partners or third-party vendors have experienced significant Y2K related problems. Y2K experts have warned, however, that potential problems may arise after January 1, 2000, therefore, the Company is continuing to monitor for Y2K related problems. Although the Company believes all its critical systems are Y2K ready, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties.

Costs. To date, the Company estimates it has spent less than $50,000 related to Y2K preparation. However, the costs incurred to address this issue could become material if the Company identifies non-compliant systems and third-party technology which must be replaced or modified, or if the Company identifies any other problems throughout 2000 related to the Y2K issue which must be addressed.

Risks. The Company has encountered delays in deploying its eVWAP(TM) trading system with potential users and business partners as a result of Y2K. This situation has, in some instances, been referred to as the "Y2K lockout". The Y2K lockout involves organizations "locking down" their existing systems and refusing to introduce new systems, hardware, or technology into operation during the millennium transition period. During the lockout phase, organizations are not introducing any new technology enhancements, products or services, and are deploying technical resources to the remediation and testing phases of their Y2K plans and the preparation for post-Y2K lockout activities. Many organizations have reported that their lockout periods extend until March 2000.

As a result of these lockouts the Company has encountered delays in deploying its eVWAP(TM) with certain potential users and business partners. Once the lockout period is completed, the Company will need to work with its business partners and potential users to accelerate the prioritization of the eVWAP(TM) deployment by these organizations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (A)  Exhibits

     3.15      Certificate of Designation for UTTC (TM) Series TK Convertible
               Preferred Stock
     4.4       Form of Stock Purchase K Warrants
     10.35     Stock Purchase Agreement between TK Holdings, Inc. and UTTC(TM)
               dated as of June 4, 1999
     10.36     Joint Venture Agreement by and between The Ashton Technology
               Group, Inc. and Kingsway Electronic Services, Ltd. dated as of
               December 16, 1999
     10.37     Unanimous Shareholder Agreement between The Ashton Technology
               Group, Inc., 3690822 Canada, Inc. and Ashton Technology Canada,
               Inc. dated as of December 20, 1999
     10.38     Amended Stockholders Agreement of Gomez Advisors, Inc. dated as of December 30, 1999
     10.39     Tax Allocation Agreement by and among The Ashton Technology
               Group, Inc. and UTTC(TM) dated as of October 27, 1999
     10.40     Management Services Agreement between The Ashton Technology
               Group, Inc. and UTTC(TM) dated as of October 27, 1999
     27        Financial Data Schedule

     (B)  Reports on Form 8-K

     None

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Ashton Technology Group, Inc.
                                        ----------------------------------
                                                (Registrant)


Date: February 11, 2000                 By: /s/ Arthur J. Bacci
      -----------------------------     ---------------------------------
      _____________________________          Arthur J. Bacci
                                             President and
                                             Chief Financial Officer