Form 10-K
period 2000-03-31
ASHTON TECHNOLOGY GROUP INC
filed 2000-06-27
CIK 1003740

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-K

              (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000
                                       OR
            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to _____

                                _______________

                       Commission File Number: 001-11747

                       THE ASHTON TECHNOLOGY GROUP, INC.

                   Delaware                            22-6650372
           (State of incorporation)                    (I.R.S. ID)

                         1900 MARKET STREET, SUITE 701
                       PHILADELPHIA, PENNSYLVANIA 19103

                                (215) 751-1900

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, $0.01 par value                     Nasdaq National Market
       -----------------------------                     ----------------------
Redeemable Common Stock Purchase Warrants         (Name of exchange on which registered)
-----------------------------------------
             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X      No  _____
                                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $90,007,431 as of June 20, 2000. The number of shares of the registrant's common stock outstanding as of June 20, 2000 was 28,194,194.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                   FORM 10-K
                   For the Fiscal Year Ended March 31, 2000

                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART 1.............................................................................................   1

ITEM 1.     BUSINESS...............................................................................   1
ITEM 2.     PROPERTIES.............................................................................   9
ITEM 3.     LEGAL PROCEEDINGS......................................................................   9
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  10

PART II............................................................................................  11

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................  11
ITEM 6.     SELECTED FINANCIAL INFORMATION.........................................................  12
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..  13
YEAR 2000 READINESS................................................................................  18
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............................  20
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................  21
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...  45

PART III...........................................................................................  46

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................  46
ITEM 11.    EXECUTIVE COMPENSATION.................................................................  46
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................  46
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................  46

PART IV............................................................................................  47

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K......................  47

SIGNATURES.........................................................................................  51

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-K.

                                    PART 1

ITEM 1.   BUSINESS


     The Ashton Technology Group, Inc. ("Ashton", or the "Registrant") (collectively with its subsidiaries and affiliated companies, the "Company") was formed as a Delaware corporation in February 1994 to engage in the development and commercialization of online transaction systems for participants in the U.S. and international financial markets. The Company's objective was to take advantage of commercial opportunities through the application of advanced telecommunication and computing technologies to the area of financial electronic commerce ("e-commerce").

     During the past two years, Ashton's strategic plan has transitioned the Company into an evolving network of affiliated companies that develop and market technology-based products and services which provide businesses and consumers unique execution of financial transactions within global electronic marketplaces. Ashton utilizes advanced telecommunication, computing, data and information security, and Internet technologies, to develop electronic transaction and distribution systems and products for the global financial services industry. As of March 31, 2000, Ashton's subsidiaries and affiliated companies include:

               1)  Universal Trading Technologies Corporation ("UTTC"(TM)).
               2)  Electronic Market Center, Inc. ("eMC"(TM)).
               3)  Ashton Technology Canada, Inc. ("Ashton Canada").
               4)  ATG International, Inc. ("International").
               5)  Kingsway ATG Asia, Ltd. ("KAA").
               6)  Gomez Advisors, Inc. ("Gomez").

     Ashton's operating strategy is to maximize the value of each of the companies within its network. Ashton provides the initial strategic investment capital, recruits or forms the management team, develops technology for the network companies, and employs innovative financial strategies to unlock stockholder value. This strategy enables Ashton to leverage the collective knowledge of the network companies and create a critical mass from which to enhance the value of its individual businesses. Ashton believes this strategy will result in each of its subsidiaries and affiliated companies being valued on different and disparate bases by the financial markets.

     Ashton expects to generate revenues through licensing payments from its affiliated companies for the use of Ashton-developed technology. Each of Ashton's majority-owned subsidiaries is expected to generate revenues based upon a transaction-pricing model whereby users pay a transaction fee for use of the Company's products and services. Ashton will also seek opportunities to realize gains through the selective sale of investments in its subsidiaries or affiliated companies, or through the sale of minority interests to outside investors by its subsidiaries or affiliated companies. Management believes this approach enhances stockholder value and provides capital to support the growth of the Company.

     Since its inception, Ashton has focused on investment in and development of its subsidiaries and affiliated companies. Ashton has not realized an operating profit and has generated a significant accumulated deficit as a result of its reported losses. Computer Science Innovations, Inc. ("CSI(R)") and Gomez have been Ashton's only significant sources of revenue to date. CSI(R) and Gomez were consolidated subsidiaries of Ashton through November 6, 1997 and December 31, 1999, respectively. Ashton sold CSI(R) on November 6, 1997, and has presented the financial information related to CSI(R) as a discontinued operation in its financial statements. Since its inception in 1997, Gomez has generated substantially all of the Company's revenues. As of December 31, 1999, Ashton began accounting for its investment in Gomez under the equity method of accounting. As a result, Ashton consolidated Gomez's operating results only through December 31, 1999. Pursuant to the equity method of accounting, Ashton has increased the carrying amount of its remaining investment in Gomez to zero, and will not provide for any future losses of Gomez which would reduce the carrying amount to below zero. In the event Gomez has future earnings, Ashton will recognize its share of those earnings only after the earnings exceed Ashton's share of net losses not recognized.

Universal Trading Technologies Corporation


     UTTC and its subsidiaries market, deploy, and operate intelligent matching and online transaction systems through secure public and private communications networks and the world wide web. UTTC's systems enable institutional customers and financial intermediaries to transact efficiently and cost effectively in a global trading environment. UTTC's systems provide:

          . a neutral environment - with exchange-standard surveillance and regulatory rules;
          . global accessibility - through the MCI/Worldcom network and the world wide web;
          . seamless integration - into existing investment management systems, securities exchanges, alternate trading systems, electronic communication networks, and broker systems;
          . electronic connectivity - to post-trade clearing and settlement mechanisms, and
          . absolute trading anonymity and confidentiality - total data security through the use of encryption, electronic authentication, and firewalls.

     UTTC's target customers are securities exchanges, institutions, money managers, broker-dealers, and other members of the professional investment community, enabling them to trade at lower transaction costs in an electronic global trading environment.

     UTTC's subsidiaries include:

     NextExchange Inc. ("NextExchange"). NextExchange was formed in February 1999 as a wholly owned subsidiary of UTTC in order to pursue opportunities available as a result of the SEC's articulated support for non-mutualized, "for profit" securities exchanges. UTTC intends to leverage its technology platforms to create an all-electronic, screen-based registered business-to-business ("B2B") exchange that provides a highly liquid, efficient and fair securities market for trading equities, options and other securities.
     These "NextExchange" concepts reflect the creation of a fully electronic, global distribution network linking institutional pools of liquidity while assuring the best possible price with the lowest possible transaction costs. The Company has developed the initial design specifications of the NextExchange systems platform, which incorporates its electronic Public Limit Order Book ("ePLOB(TM)"), electronic Auction System ("eAS(TM)") and electronic Options Crossing Network ("eOX") designs. The Company has met with potential strategic business partners to discuss the development, financing and deployment of the NextExchange concepts. There can be no assurance that the Company will be able to finance the development of or to deploy its NextExchange concepts.

     Croix Securities, Inc. ("Croix"). Croix was formed in February 1999 as a wholly owned subsidiary of UTTC to act as an introducing broker on behalf of institutions using the Company's volume-weighted average pricing system ("eVWAP"(TM)) on the Philadelphia Stock Exchange ("PHLX"). Croix intends to expand its operations to provide electronic broker-dealer services and analytical services, and to become a full service agency execution group utilizing the Company's intelligent matching systems and other contra-side liquidity tools to assist clients in the execution of their trades, including residual eVWAP trades.

     REB Securities, Inc. ("REB"). REB is a wholly owned broker-dealer subsidiary of UTTC that operates as the facilities manager for the eVWAP, and does not engage in any other broker-dealer activities.

Electronic Market Center, Inc.

     In June 1998, Ashton formed eMC as a wholly owned subsidiary. eMC will develop, operate and market a global electronic distribution channel offering a full range of financial products and services. eMC will be designed for interactive Internet market access by clients of member users. eMC will offer financial intermediaries access to eMC's technology, distribution and communications network. Through eMC, these financial intermediaries can provide online financial products to their clients and to clients of other member users. eMC expects to provide its clients with distribution and transactional technology, and broad "best of breed" product content. It is envisioned that this connectivity of distribution and content will evolve into a "virtual market community", enabling eMC's clients to maintain and expand their traditional customer relationships.

     On April 18, 2000, eMC acquired 100% of the stock of E-Trustco.com Inc. E-Trustco is a business-to-business electronic trust company. It will be designed to provide an electronic professionally managed investment advice program - in the form of multi-manager wrap accounts - to partners such as online brokers. E-Trustco will offer and outsource comprehensive and objective financial advisory services using a sophisticated electronic delivery system and patent-pending process. The process segregates advice into tactical and strategic components, accomplished using a platform of independent investment managers working in conjunction with E-Trustco's staff of investment consultants.

     E-Trustco represents the first content to be distributed through the eMC platform. eMC is developing additional content and distribution channels of the eMC business model, which could include additional acquisitions and strategic alliances. eMC does not currently have any understandings, commitments or agreements with respect to any material acquisition, joint venture, or strategic alliance.

Ashton Technology Canada, Inc.

     On December 20, 1999, Ashton entered into an agreement to create a joint venture company, Ashton Technology Canada, Inc. ("Ashton Canada") to develop, market and operate intelligent matching, online transaction systems and distribution systems for seamless use by U.S. and Canadian financial intermediaries. On June 8, 2000, Ashton Canada entered into an agreement with the Toronto Stock Exchange ("TSE") to operate, market and deploy Ashton's proprietary eVWAP, as a facility of the TSE. It is anticipated that Ashton Canada will deploy and begin operation of the eVWAP in late 2000 or early 2001.

Ashton International, Inc.

     Ashton formed International as a wholly owned subsidiary in July 1998 to explore opportunities for marketing and licensing the Company's products and services abroad. International has not commenced operations. As joint ventures and strategic alliances with parties in Canada, Asia and elsewhere are developed, the investments in the joint ventures or strategic alliances are held directly by Ashton, instead of International. As such, it is anticipated that International will be eliminated by Ashton during the year ended March 31, 2001.

Kingsway-ATG Asia, Ltd.

     On December 16, 1999, Ashton finalized a joint venture agreement with Kingsway International to create Kingsway ATG Asia, Ltd. ("KAA"). KAA will develop, market and operate intelligent matching, online transaction systems, and distribution systems for seamless use by U.S. and Asian financial intermediaries. In association with Ashton, KAA anticipates developing a Web-based system to provide IPO and secondary stock offerings to Asian customers. On May 4, 2000, KAA applied for registration as a dealer with the Securities and Futures Commission in Hong Kong.

Gomez Advisors, Inc.

     Gomez was formed in May 1997 as a subsidiary of Ashton to provide strategic consulting services to financial institutions seeking to utilize the Internet to establish customer relationships. From its inception in May 1997 through March 1999, Gomez primarily derived revenues from consulting contracts with e-commerce businesses.

     Gomez now focuses on providing decision support to consumers that want to transact online and information to businesses that want to attract and retain online consumers. Gomez offers these services through its publicly available gomez.com Web site and through its GomezPro Web site, which is available to businesses on a subscription basis.

     During the quarter ended December 31, 1999, Gomez completed a round of financing with investors such as BancBoston Ventures, Softbank, HarbourVest Partners, Dolphin Communications Partners, John Hancock Global Technology Fund, and West End Venture Partners. On April 20, 2000, Gomez filed for an initial public offering of its common stock. Merrill Lynch, Pierce Fenner & Smith Inc., U.S. Bancorp Piper Jaffray Inc., and the Robinson-Humphrey Company LLC are underwriting the offering. The registration statement has not yet become effective, and there can be no assurance that Gomez will consummate its IPO.

     As of March 31, 2000, Ashton's investment in Gomez consists of 4,405 shares of Series A Preferred Stock, which will automatically be converted into 4,405,000 shares of Gomez common stock upon completion of Gomez's initial public offering.

Products and Services

     Ashton continues to invest in the development of new products, services and affiliated companies in order to remain competitive and meet the demands of the rapidly changing securities and financial services industries. A significant portion of Ashton's research and development efforts includes enhancements of existing software and systems including the eVWAP. Ashton is also investing in the deployment of the eVWAP and other intelligent matching systems in the Asian and Canadian markets.

     The Company's priorities are as follows:

          (i) implementation of new computer hardware to replace equipment purchased in 1996 in order to support anticipated growth in transaction volume;
          (ii) enhancements to the eVWAP including additional features and functionality;
          (iii) introduction of derivative intelligent matching products such as Nasdaq securities, Market-on-Close, and intraday eVWAP;
          (iv)  development of eMC; and
          (v)   development of the NextExchange concepts.

     In connection with such product development and capital expenditures, the Company will incur substantial expenditures in anticipation of growth in securities transaction volumes and revenues. In the event this projected revenue is not realized, the Company may not be able to reduce such expenditures quickly and, as a result, the Company could experience additional losses. Conversely, sudden surges in transaction volumes could result in increased revenues and reduced cash expenditures.

     The technologies underlying the Company's products and services are subject to rapid evolution and change. The Company's future success depends upon its ability to respond quickly and successfully to technological advances by developing and introducing new and improved products and services. The Company may not be able to respond to such advances. Competitors, including those with greater financial and other resources, could also succeed in developing technologies, products, or services that could directly compete with the Company's products.

eVWAP

     The eVWAP is the first product designed and developed by Ashton. It is operated by UTTC as a facility of the PHLX. It is a fully automated system that permits its participants to buy, sell, or short-sell eVWAP-eligible securities before the market opens (pre-open) at the eVWAP. The eVWAP is the average price for a specific stock, weighted by the volume of shares of that stock traded "regular way" during the day on all securities exchanges throughout the United States as reported to the Consolidated Tape.

     Participants may submit large-sized orders and execute large-sized trades without market impact because of the end-to-end anonymity of the system that electronically protects the participant's identity, order, match (trade), residual

(if any), and contra-side identity all the way through the settlement and clearing process. The Company believes that there are no other trading systems that provide this degree of end-to-end anonymity. Participants are electronically informed of their (binding) matches and residuals (if any) at approximately 9:20 AM EST, and are informed of the associated eVWAP pricing at approximately 4:20 PM EST, shortly after the eVWAP calculations are completed for the day. The pre-open eVWAP, as provided only by eVWAP, provides "mutual satisfaction" and "best execution" within a highly liquid, totally anonymous, electronic trading environment and should be distinguished from time-sliced or volume-weighted composite prices that do not provide assurances of such advantages. PHLX transaction fees, the only cost other than clearing and settlement, for using the system are low and competitive due to the low manual overhead associated with this fully automated, high capacity, and highly reliable electronic matching system.

     eVWAP is available to securities exchanges, broker/dealers, institutions, money managers, and other financial intermediaries and end users. Interested firms must enroll with UTTC'S subsidiary REB or the PHLX in order to become active participants in the eVWAP matching sessions that will occur every trading day automatically at 9:15 AM EST. Non-members must arrange for a PHLX/SCCP (Stock Clearing Corporation of Philadelphia) member to sign a simple one page "bilateral give-up clearing agreement" to obtain direct access to eVWAP. The system has been designed to afford a variety of electronic access mechanisms so that participating firms and their trading room environments can easily and securely integrate to eVWAP using eVWAP-supplied, global, secure communications services, as well as FIX pathways and the Internet. Participants need only read the eVWAP "shrink wrap" license agreement to utilize eVWAP-supplied software, hardware, and communications pathways.

     For all eVWAP match executions, eVWAP will provide automated post-market clearing and settlement. This is accomplished via a straight-through process engineered to electronically provide necessary transaction data directly to each clearing firm and to protect contra-side identity by inserting the SCCP omnibus account in the middle of each transaction.

     On March 24, 1999, the SEC approved the PHLX's proposed rule change relating to the Company's eVWAP trading system. On August 27, 1999, UTTC and the PHLX began a controlled, live trading period of the eVWAP with a group of PHLX floor specialists and "upstairs" customers involving twenty New York Stock Exchange listed equity securities. This initial trading period successfully met management's expectations for the first phase rollout of the eVWAP.


     The second phase of the eVWAP commenced in November 1999 with the Company working with certain major clearing firms to clear and settle trades through the eVWAP. On January 3, 2000, Ashton announced that eight national brokerage firms had agreed to clear and settle trades by institutions, pension funds, and money managers utilizing eVWAP directly through UTTC or UTTC's subsidiary, Croix. On April 3, 2000, the number of securities eligible for trading on the eVWAP was increased from twenty to fifty. From April 4, 2000 until June 20, 2000, the eVWAP crossed an average of 105,000 revenue shares per day.

     Management believes value-added trading features and liquidity are the two critical success factors in deploying any electronic trading system. Management believes the key components of deploying its eVWAP includes:

  . Functionality - the ability to provide the functions that the financial community needs to process transactions in a global electronic marketplace.
  . Scalability - the ability to scale the systems up as the number of users and transactions increase.
  . Reliability - ensuring fault-tolerant performance levels and meeting regulatory back-up requirements.
  . Extensibility - the ability to rapidly develop, test, and deploy new systems, technology, features and functionality.
  . Integration - the need to communicate with back-office systems and to implement easy, secure, interoperability with potential customers and business partners.

     Management also recognizes that increased liquidity is necessary to enhance the match efficiency of the eVWAP and to attract active participation in the system. Established electronic trading systems such as Instinet and ITG's POSIT have taken years to obtain their current levels of liquidity. In addition, there are currently 14 alternative trading systems (including electronic communication networks) competing for the same institutional liquidity. In light of these factors, management believes it is necessary to ensure that early adapters of the eVWAP experience positive results before further increasing the number of securities.

     The Company's objective is to ensure that a sufficient number of institutions have indicated they are ready to actively participate in the eVWAP. When such critical mass is obtained, management will then orchestrate a "ramp up" in system transactions. To assist in achieving this objective, UTTC modified its sales and marketing efforts during April 2000 to (i) restructure the composition of the sales force; (ii) focus on key client relationships which are expected to produce the majority of the system's initial volume; and (iii) negotiate partnerships with select vendors of trade order management systems to allow users additional flexibility to route orders directly to eVWAP.

     The third stage of the rollout is planned to provide the connectivity to the larger institutions and broker-dealers, who aggregate orders from multiple locations, and is projected to demonstrate eVWAP volume growth and liquidity. As of June 20, 2000, UTTC has enrolled 69 entities representing 233 individual users. UTTC's staff is currently working with several large institutions to implement the eVWAP within those organizations.

     The Company's revenue will depend on the volume of securities traded on the eVWAP, UTTC's marketing capabilities, and user acceptance of the eVWAP.
National and international economic and political conditions and broad trends may also affect securities trading volumes. Any one or all of these factors could result in lower share volumes offered through the eVWAP and could adversely affect the Company's results of operations. Variations in transaction volume could result in significant volatility in operating results.

Regulation

Government Regulation

     The Company, and its transaction systems are subject to significant government regulation, under both federal and state laws, and self-regulatory organization ("SRO") oversight. The SEC is primarily responsible for the administration of the federal securities laws, while SROs are responsible for the day-to-day regulation of their broker-dealer members. The SEC and SROs are also charged with protecting the interests of the investing public and the integrity of the securities markets. The eVWAP has been developed as a facility of the PHLX, an SRO, and its operation in accordance with PHLX rules, is subject to regulatory oversight by the SEC. On March 24, 1999, the SEC granted approval to the PHLX to operate the eVWAP and on August 30, 1999 the eVWAP commenced operation on the PHLX. In 1998, the SEC adopted amendments to Rule 19b -4 and Regulation ATS under the Exchange Act that will impact how the Company may launch new trading systems and products, including modifications to the eVWAP (see "Exchange Regulation, Regulation ATS and Market Structure").

     Ashton, in the offering of its securities to the public and the listing of its securities on the Nasdaq National Market, is regulated by the SEC and by the Nasdaq Stock Market, Inc. ("Nasdaq"), an SRO. Broker-dealers such as REB and Croix are subject to regulation by the SEC, the National Association of Securities Dealers, Inc. ("NASD"), an SRO, and the PHLX with respect to all aspects of the securities business, including sales practices, record keeping, capital structure, and conduct of directors, officers and employees.

     The Company plans to operate NextExchange as a registered national securities exchange pursuant to Section 6 under the Exchange Act. Registered securities exchanges are subject to pervasive federal regulatory responsibilities, including filing and receiving approval of any rule changes with the SEC before any rule, policy and/or practice of the exchange may be implemented. Registered securities exchanges are SROs and accordingly, must establish comprehensive surveillance programs to oversee trading by their broker-dealer members. NextExchange intends to capitalize on the SEC's new views supporting the concept of for-profit, non-member owned securities exchanges (see "Exchange Regulation, Regulation ATS and Market Structure").

     eMC's subsidiary, E-Trustco.com, Inc., intends to operate as a registered investment adviser registered with the SEC under the Investment Advisers Act of 1940 (the "1940 Act"). Registered investment advisers are required to follow extensive recordkeeping, advertising and disclosure requirements under the 1940 Act and are subject to periodic inspection by the SEC. In addition, E-Trustco plans to operate its wholly owned subsidiary, The Manhattan Trust Company, as a state-chartered trust company under the banking laws of the State of Connecticut. If approved as a state-chartered trust company, The Manhattan Trust Company will be subject to extensive banking regulation by the State of Connecticut Department of Banking. These regulations include minimum capital requirements, periodic reporting and inspections, qualification and bonding requirements for directors and senior personnel, and limitations on the transactions of the trust company's business and investments. The Manhattan Trust Company may also be subject to the banking laws and regulations of other states in which it is qualified to do business.

     The Company is unable to currently predict whether it will be able to comply with all the regulations applicable to it or with additional regulations which may be adopted. These could have a material impact on the Company, its products, its business partners, or its customers.

Exchange Regulation, Regulation ATS and Market Structure


     The Company believes the business and regulatory environment for introducing new trading systems has become more flexible based on proposals adopted by the SEC in December 1998 regarding alternative trading systems ("ATSs") and pilot trading systems. These new rules permit ATSs to choose whether to register as national securities exchanges or to register as broker-dealers which must comply with additional requirements depending on their activities and trading volume. Additionally, the rules allow certain pilot trading systems to be launched for up to two years by registered national securities exchanges and associations without prior approval from the SEC (the "Pilot Rule"). The ATS regulations and Pilot Rule became effective on April 20, 1999.

     The Company believes that the SEC, in these new rules, underscored the importance of ATSs' growing importance in executing transactions in both New York Stock Exchange ("NYSE") listed and Nasdaq securities. The SEC estimated that ATSs executed approximately 20 percent of the volume in Nasdaq securities and four percent of the volume in NYSE listed securities. The SEC projected that these figures will triple in the next three years. The Company believes that the implications of the new regulatory market structure include:

     . Regulation ATS requirements are fewer and less burdensome for start-up ATSs reflecting their smaller initial volume levels. ATSs with larger volumes are now subject to regulations approaching those imposed upon registered securities exchanges.

     . Securities exchanges may now be operated as for-profit, non-member enterprises and existing securities exchanges could relinquish their registered exchange status to operate broker-dealer ATSs.

     . The SEC expressed a clear view that new technology and global competition are driving the new regulatory structure.

     Beginning in 1999, the SEC introduced several initiatives, which, if implemented, will revolutionize the structure of the equity security and options markets in the United States. The Company believes that many of these initiatives are also motivated by advances in technology (e.g., the Internet,
                                                          ----
global telecommunications) and global competition (e.g., after-hours trading).
                                                   ----
Moreover, the Company believes that many of these new initiatives are designed to facilitate the participation of ATSs in the new market structure. Some of the SEC's new initiatives include:

     .    After-hours trading. The SEC has encouraged the NYSE, Nasdaq and other
          -------------------
          SROs to allow their equity and options markets to continue trading after the traditional 4:00 p.m. close.

     .    Decimalization.  The SEC has ordered all SROs that allow trading in
          --------------
          equity securities to price those securities in decimals rather than in fractions.

     .    Market Fragmentation.  The SEC has approved the rescission of NYSE
          --------------------
          Rule 390, which prohibits certain NYSE member firms from trading in certain NYSE-listed securities away from a national securities exchange. The SEC also proposed a wide ranging release on market fragmentation, which is the inefficiency that results when an investor cannot receive the best execution of a trade across multiple markets that trade the same security.

     .    Intermarket Trading System. The SEC adopted amendments to the national
          --------------------------
          market system plan to expand the NASD's Intermarket Trading System/Computer Assisted Execution System ("ITS/CAES") to all listed securities. Previously, ITS/CAES was only available for securities listed after April 26, 1979, so-called "Rule 19c-3 Securities."

     .    Market Information Fees and Revenues.  The SEC is examining the
          ------------------------------------
          efficacy of how the SROs currently charge for market data. New initiatives in this area may dramatically increase the availability of real-time market data to investors through the Internet and otherwise.

     .    Unlisted Trading Privileges.  The SEC has proposed amendments that
          ---------------------------
          would permit unlisted trading privileges (i.e., trading of a security
                                                    ----
          on a national securities exchange on which that security is not originally listed) to commence after the first trade in that security immediately after its initial public offering. The prior rule required the non-listing securities exchanges to wait for one day before they could exercise unlisted trading privileges.

     .    Options Market Linkage.  The SEC has proposed the adoption of a plan
          ----------------------
          to link all five of the U.S. options markets into a single, integrated market. The single market would, at a minimum, allow execution of orders across different options markets, allow automatic execution of small orders, and allow communication and supervision between markets.

     Each of the foregoing initiatives by the SEC may present opportunities for ATSs that operate in the new environment of electronic commerce and Internet-based securities trading. However, the Company is unable to predict, at this juncture, whether any or all of these initiatives by the SEC will be adopted and, if so, whether they will have a material impact on the Company, its products, its business partners, or its customers.


Net Capital Requirement and Credit Risk

     As registered broker-dealers, Croix and REB are subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

     Both Croix and REB are required to maintain minimum net capital of $5,000.

     As of March 31, 2000, Croix had net capital of $143,509, which exceeded minimum net capital requirements by $138,509 and REB had net capital of $116,757, which exceeded minimum net capital requirements by $111,757. For a discussion of regulatory capital, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Although the Company believes that the combination of its existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on the Company's business and results of operations.

     A change in the net capital rule, imposition of new rules or any unusually large charge against capital could limit certain operations of Croix and REB, such as trading activities that require the use of significant amounts of capital.

     Although Croix and REB are registered as broker-dealers, they generally do not perform traditional broker-dealer services. Croix and REB do not act as market-makers with respect to any securities or otherwise as principal in any securities transactions; they act only on an agency basis. Therefore, the Company does not have exposure to credit risks in the way that traditional broker-dealers have such exposure. The relatively low credit risk of the businesses is reflected in the minimal net capital requirements imposed on Croix and REB as broker-dealers.


Competition

     Ashton and its subsidiaries operate in several competitive markets. The Company's competition in the commercial markets principally comes from larger, better-established companies, many of which have financial, sales and marketing resources substantially greater than Ashton. In online trading systems, the eVWAP will compete with other electronic trading systems, including Reuters N.A.'s Instinet, Investment Technology Group, Inc.'s POSIT system and Optimark Technologies, Inc.'s Optimark system. The Company believes that competitive criteria include quality of trade execution, pricing, and reliability of post-execution processing and settlement operations. The eVWAP will also compete with various national and regional securities exchanges for trade execution services.

     The Company's success is heavily dependent upon the acceptance of the eVWAP by institutional investors. Failure to obtain such acceptance could result in lower share volumes and a lack of liquidity on the eVWAP. Market and customer acceptance of the eVWAP will depend upon, among other things, eVWAP's operational performance including liquidity in the system. In addition, the eVWAP's institutional customers may reduce or discontinue the use of the eVWAP at any time. While UTTC continues to solicit customers to use the eVWAP there can be no assurance that UTTC will attract sufficient trading volume to the eVWAP. Failure to market and introduce the eVWAP or to obtain a critical threshold level of trading volume could result in a material adverse effect on UTTC and the consolidated operations of the Company.

     The trade execution and analytical services to be offered by Croix will compete with services offered by leading brokerage firms and other information service and transaction processing firms.

     eMC anticipates that it will compete directly with investment advisors and investment managers that offer services directly to customers or through defined benefit 401(k) and other managed plans. eMC expects to also compete directly and indirectly with a variety of financial intermediaries and portals which distribute financial products and services to consumers. eMC expects that competition will also arise from "next generation" financial services providers with newer technology or alternative business models.

Proprietary Rights

     The Company's success depends to some degree on the protection of its proprietary rights. The Company regards its respective products as proprietary and relies primarily on a combination of patent, trademark, copyright, trade secret protection, employee and third party confidentiality and non-disclosure agreements, license agreements, and other federal and state intellectual property protection methods to protect its proprietary rights. The Company does not currently hold any material patents and has not filed for copyright protection. The Company has filed "intent-to-use" or "actual use" documents with the U.S Patent & Trademark Office for all of the Company's products presently available or currently being developed. In April, 1999, The Dover Group, Inc. assigned all right, title, and interest to the registered mark "VWAP(R)" to UTTC for a nominal consideration (see "Item 8. Financial Statements and Supplementary Data"). Accordingly, UTTC has the exclusive ownership interest in the "VWAP(R)" mark. Ashton's products are generally licensed to customers on a "right to use" basis pursuant to a non-transferable license that generally restricts the customer's use to internal purposes. On September 23, 1999, certain directors of Ashton's eMC subsidiary filed an application for a patent covering the "I.M.A.P. Process", the business process governing the E-Trustco business model. This patent application is still pending, and it is anticipated that it will be assigned to eMC by September 23, 2000.

Employees

     As of March 31, 2000, the Company and its subsidiaries employed a total of 43 people.

ITEM 2.  PROPERTIES

     On December 23, 1999, Ashton entered into a ten-year lease for approximately 11,000 square feet of office space at 1835 Market Street, Philadelphia, Pennsylvania 19103. This location will become the principal offices of the Company. It is anticipated that the Company will relocate to the new office space by July 31, 2000.

     The Company currently leases approximately 10,000 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103 pursuant to a lease expiring in May 2005. When the Company's headquarters are relocated to 1835 Market Street, the technology group will remain at this location.

     In anticipation of future expansion, the Company is also considering office leases in New York City and Hartford, CT. The New York City office will support UTTC's sales and marketing staff while the Hartford office will be the principal office of eMC.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On May 2, 1996, Ashton completed an initial public offering of 2,472,500 shares of common stock ("common stock") at an offering price of $4.50 per share and 2,472,500 redeemable common stock purchase warrants ("warrants") at an offering price of $0.25 per warrant. The common stock and the warrants are traded on the Nasdaq National Market under the symbols, "ASTN" and "ASTNW", respectively. The following sets forth the range of high and low bid prices per share for the common stock as reported on the Nasdaq National Market:

                                                            High     Low
                                                            ----     ---
2000
   First Quarter                                           $11.56   $6.50
1999
   Fourth Quarter                                          $ 8.25   $5.00
   Third Quarter                                           $13.81   $4.69
   Second Quarter                                          $18.00   $3.53
   First Quarter                                           $ 4.09   $1.91
1998
   Fourth Quarter                                          $ 3.16   $1.09
   Third Quarter                                           $ 3.63   $1.38
   Second Quarter                                          $ 4.13   $2.03
   First Quarter                                           $ 4.38   $1.13


   The following sets forth the high and low bid prices for the warrants as reported on the Nasdaq National Market:

                                                            High     Low
                                                            ----     ---
2000
   First Quarter                                           $ 7.50   $3.33
1999
   Fourth Quarter                                          $ 4.88   $2.50
   Third Quarter                                           $ 9.13   $2.75
   Second Quarter                                          $12.13   $1.38
   First Quarter                                           $ 1.88   $0.63
1998
   Fourth Quarter                                          $ 1.63   $0.50
   Third Quarter                                           $ 1.38   $0.25
   Second Quarter                                          $ 1.63   $0.75
   First Quarter                                           $ 1.88   $0.19

     On June 20, 2000, the closing price of the common stock was $3.25 and the closing price of the warrants was $1.97.

     As of March 31, 2000, there were approximately 321 holders of record of common stock, and approximately 90 holders of record of warrants.

     During the past three fiscal years, the Company issued six classes of convertible preferred stock (see "Notes to Consolidated Financial Statements - Stockholders' Equity").

     No dividends have been declared on the common stock through March 31, 2000, and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL INFORMATION

     The following selected consolidated financial data are derived from the Company's consolidated financial statements. The financial statements have been audited by Goldstein Golub Kessler LLP, the Company's independent auditors. Such data should be read in conjunction with the consolidated financial statements, including the related notes thereto, as well as Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                    Year Ended March 31
                                                                    -------------------
                                                  2000         1999        1998         1997         1996
                                                  ----         ----        ----         ----         ----
                                                         (In thousands, except per share amounts)
Statement of Operations Data:
 Total revenues                                 $ 3,860      $  1,434     $   314      $    --     $    --
 Total expenses                                  19,062        16,032       7,556        5,516        2,567
 Loss from continuing operations                 (6,232)      (14,317)     (8,345)      (6,397)      (2,588)
 Income from discontinued operations of CSI          --            --          68         (205)          --
 Loss on disposal of CSI                             --            --        (386)          --           --
 Net loss                                        (6,232)      (14,276)     (8,675)      (6,842)      (2,588)
 Net loss per common share                        (0.32)        (1.80)      (1.46)       (0.93)       (0.49)
 Weighted average shares outstanding             24,930        10,954       7,520        7,341        5,240

Balance Sheet Data:
 Cash and cash equivalents                       15,365         2,667         816           61           31
 Securities available for sale                    9,906            --          --           --           --
 Investments in affiliates                        1,091            --          --           --          709
 Total assets                                    31,024         5,654       2,998        3,367        1,404
 Total stockholders' equity                      25,163         4,445       1,237        1,063       (1,559)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes of the Company for the years ended March 31, 2000, 1999, and 1998.


Overview

     Ashton is an evolving network of affiliated companies that develop and market technology-based products and services which provide businesses and consumers unique execution of financial transactions within global electronic marketplaces. Ashton utilizes advanced telecommunication, computing, data and information security, and Internet technologies, to develop electronic transaction and distribution systems and products for the global financial services industry. As of March 31, 2000, Ashton's subsidiaries and affiliated companies include:

          1) Universal Trading Technologies Corporation ("UTTC") and its three subsidiaries:
                    .  REB Securities, Inc. ("REB")
                    .  Croix Securities, Inc. ("Croix")
                    .  NextExchange, Inc. ("NextExchange").
          2)  Electronic Market Center, Inc. ("eMC"(TM)).
          3)  Ashton Technology Canada, Inc. ("Ashton Canada").
          4)  ATG International, Inc. ("International").
          5)  Kingsway ATG Asia, Ltd. ("KAA").
          6)  Gomez Advisors, Inc. ("Gomez").

     Ashton's operating strategy is to maximize the value of each of the companies within its network. Ashton provides the initial strategic investment capital, recruits or forms the management team, develops technology for the network companies, and employs innovative financial strategies to unlock stockholder value. This strategy enables Ashton to leverage the collective knowledge of the network companies and create a critical mass from which to enhance the value of its individual businesses.

     Ashton expects to generate revenues through licensing payments from its affiliated companies for the use of Ashton-developed technology. Each of Ashton's majority-owned subsidiaries is expected to generate revenues based upon a transaction-pricing model whereby users pay a transaction fee for use of the Company's products and services. Ashton will also seek opportunities to realize gains through the selective sale of investments in its subsidiaries or affiliated companies, or through the sale of minority interests to outside investors by its subsidiaries or affiliated companies. Management believes this approach enhances stockholder value and provides capital to support the growth of the Company.

     Since its inception, Ashton has not realized an operating profit and has generated a significant accumulated deficit as a result of its reported losses. Gomez was Ashton's primary source of revenues for the years ended March 31, 2000, 1999 and 1998. In September 1999, Gomez commenced the private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Convertible Preferred Stock on December 30, 1999, the Company's ownership percentage in Gomez was reduced to below 50%. As of December 31, 1999, Ashton began accounting for its investment in Gomez under the equity method of accounting. As a result, Ashton consolidated Gomez's operating results only through December 31, 1999. Pursuant to the equity method of accounting, Ashton has increased the carrying amount of its remaining investment in Gomez to zero. The increase of $5,568,475 was reported as a gain during the year ended March 31, 2000. Ashton will not provide for any future losses of Gomez which would reduce the carrying amount to below zero. In the event Gomez has future earnings, Ashton will recognize its share of those earnings only after the earnings exceed Ashton's share of net losses not recognized.

     The Company's limited operating history and dependence upon the operation of its eVWAP make the prediction of future operating results difficult. Although the Company has activated eVWAP and attempted to develop additional sources of revenue, there can be no assurance that the Company will generate the anticipated revenues from the operation of the eVWAP or other sources.

     The Company continues to invest in the development of new products, services and affiliated companies in order to remain competitive and meet the demands of the rapidly changing securities and financial services industries. A significant portion of the Company's research and development efforts includes enhancements of existing software and systems including the eVWAP. The Company is also investing in the deployment of the eVWAP and other intelligent matching systems in the Asian and Canadian markets.

     The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of the eVWAP, success in hiring the appropriate personnel, successful development of new products and services, regulatory approval of its new products and services, market acceptance of the Company's products and services, and development of a revenue stream from the Company's products, services and affiliated companies. Due to such anticipated increases in the Company's operating expenses, the Company's operating results may be materially and adversely affected.

Results of Operations for the Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999

     The net loss applicable to common stock totaled $7,947,480, or $0.32 per share, for the year ended March 31, 2000 compared to $19,693,644, or $1.80 per share, last year. The Company recorded a net loss of $6,231,648, or $0.25 per share for the year ended March 31, 2000, compared to a net loss of $14,276,485, or $1.30 per share, last year.

     The Company's revenues totaled $3,869,084 for the year ended March 31, 2000, and $1,434,438 for the year ended March 31, 1999. UTTC generated $32,135 from the operation of eVWAP during the year ended March 31, 2000, and Gomez generated the balance of the revenues. The results of operations of Gomez were consolidated with Ashton's results of operations through December, 31, 1999. Therefore, the Gomez revenues included in the year ended March 31, 2000 are for the nine-month period ended December 31, 1999. The revenues in the year ended March 31, 1999 were generated entirely by Gomez.

     In the year ended March 31, 2000, $1,351,400 or 35% of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the years ended March 31, 2000 and 1999, Gomez generated $1,730,549 and $448,108, respectively, from advertising, sponsorship, and transaction-based revenues. Consulting and advisory service revenues declined as a percentage of total revenues due to Gomez's introduction of its GomezPro web site and Research Station. Total consulting and advisory service revenues were $755,001 or 20% of Gomez's revenues in the year ended March 31, 2000, compared to $941,250 or 66% of revenues in the year ended March 31, 1999.

     The costs of revenues represent salaries associated with the delivery of Gomez's consulting and advisory services, and amounts paid in connection with transaction-based revenues. Costs of revenues for the year ended March 31, 2000 were $644,510 or 16.7% of total revenues, compared to $168,000 or 11.7% of total revenues for the year ended March 31, 1999. The increase as a percent of total revenues is primarily due to the increase in advertising and sponsorship revenues and the related increase in amounts paid for transaction-based revenues.

     During the years ended March 31, 2000 and 1999, the Company amortized system development costs related to the eVWAP totaling $95,354 and $190,707, respectively. The Company has not capitalized computer software costs related to the eVWAP since the second quarter of fiscal 1999, when the application development stage of the eVWAP was completed. As of March 31, 2000, the capitalized computer software asset had been completely amortized.

     Depreciation and amortization expense includes depreciation of property and equipment, comprised primarily of computer equipment, and amortization of intangible assets. Depreciation and amortization for the year ended March 31, 2000 increased to $715,956 from $515,240 for the year ended March 31, 1999, due to an increase in the computer equipment purchased. Capital expenditures increased to $2,591,268 for the year ended March 31, 2000 compared to $644,403 last year. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on its web site and network servers.

     In February 1998, Ashton entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby Ashton issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, Ashton amended the consulting agreement with Continental and issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, Ashton recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. During the years ended March 31, 2000 and 1999, $285,208 and $569,730, respectively, was reflected as a non-cash compensation charge for the amortization of these deferred consulting expenses. The deferred consulting expenses relating to the agreement with Continental was fully amortized during the year ended March 31, 2000.

     The Company recorded a non-cash compensation charge of $66,161 and $258,327 in the years ended March 31, 2000 and 1999, respectively, related to the issuance of non-employee stock options to consultants and professional advisors.

     In August 1998, the Company entered into employment agreements with certain members of Gomez management. Pursuant to the employment agreements, an aggregate of 3,000,000 Gomez options were granted at an exercise price of $.01 per share. In addition, 1,400,000 Gomez options with an exercise price of $.01 per share were granted to certain officers and directors of Ashton. During the year ended March 31, 1999, Gomez and the Company recognized a total non-cash compensation charge of $4,864,860 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of those options. The options were exchanged for Gomez common stock on January 22, 1999 pursuant to an exchange agreement among Gomez, Ashton and other affiliates. (see "Notes to Consolidated Financial Statements - Stockholders' Equity").

     Selling, general and administrative ("SG&A") expenses totaled $17,255,007 and $9,225,551 for the years ended March 31, 2000 and 1999, respectively. For the year ended March 31, 2000, Gomez's SG&A totaled $8,325,399, or 48% of the Company's total SG&A, compared to $2,329,370 or 25% in the year ended March 31, 1999. Although the year ended March 31, 2000 includes Gomez SG&A for a period of only nine months, or through December 31, 1999, compared to a period of twelve months in the year ended March 31, 1999, Gomez SG&A increased by $5,996,029, or 257%. The increase in Gomez's SG&A was due primarily to the growth in staff and related expenses incurred in building Gomez's infrastructure, and increased advertising and marketing costs related to introduction of new products and services.

     Excluding Gomez, the Company's SG&A for the year ended March 31, 2000 totaled $8,929,608 compared to $6,896,181 during the year ended March 31, 1999. The increase in SG&A is primarily a result of the growth in staff of Ashton, UTTC, and Croix, and is partially offset by decreases in consulting and professional fees.

     Interest income increased to $1,169,910 for the year ended March 31, 2000 from $146,816 for the year ended March 31, 1999, as a result of the higher cash and cash equivalents and securities available for sale balances. (see "Liquidity and Capital Resources").

     Other expense for the year ended March 31, 2000 is comprised of a charge of $416,632 for the value of UTTC common stock issued to a former director in satisfaction of the terms of an agreement executed on June 29, 1999 between the former director and the Company. Other income for the year ended March 31, 1999 includes $290,080 from the settlement with Alliant Techsystems, Inc. payable as a result of judgments rendered in favor of the Company, offset by the payment of $47,500 to David Rosensaft (see "Notes to Consolidated Financial Statements - Commitments, Contingencies and Settlements"), and the $105,000 reduction in the carrying value of the Company's investment in E.Com International, Inc.

     During the year ended March 31, 2000, the Company recorded a gain of $5,568,475 as a result of a change in the accounting for its investment in Gomez to the equity method (see "Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies"). Ashton also realized a gain of $2,550,000 during the year ended March 31, 2000 on the redemption of 500 shares of its Gomez Series A Preferred Stock.

     Equity in income of affiliates for the year ended March 31, 2000 totaled $90,508. This amount represents Ashton's portion of the earnings of KAA, which were primarily derived from unrealized gains on KAA's trading securities portfolio.

Results of Operations for the Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998

     The net loss applicable to common stock totaled $19,693,644, or $1.80 per share, for the year ended March 31, 1999 compared to $10,989,131, or $1.46 per share, for the year ended March 31, 1998.

     During the year ended March 31, 1999, the Company incurred a net loss of $14,276,485, or $1.30 per share, as compared to a net loss of $8,674,902, or $1.15 per share, during the prior year. The net loss for the year ended March 31, 1998 includes the discontinued operations of Computer Science Innovations, Inc. ("CSI(R)"). Excluding discontinued operations, the net loss for the year ended March 31, 1998 totaled $8,345,442, or $1.11 per share. In addition, the results for the years ended March 31, 1999 and 1998 are not directly comparable since Gomez was incorporated in May 1997 and operated for approximately ten months of the year ended March 31, 1998.

     On a consolidated basis, the Company's revenue for the year ended March 31, 1999 totaled $1,434,438 compared to $313,659 for the year ended March 31, 1998. Gomez generated all of the Company's revenue for both years. Substantially all of Gomez's revenue for the period from its inception (May 22, 1997) to March 31, 1998 was generated from advisory engagements with clients seeking to improve the quality of their Internet service offerings. For the year ended March 31, 1999, Gomez's consulting revenue increased 203% to $941,250 due to an increase in the number of consulting engagements. For the year ended March 31, 1999, advertising revenue totaled $249,156, or 17% of total revenue, and sponsorship and transaction-based revenues totaled $198,952, or 14% of total revenue.

     Costs of revenues for the years ended March 31, 1999 and 1998 were $168,000 and $79,000, respectively, and represent the costs associated with the delivery of Gomez's advisory services, including the costs of salaries for personnel providing the advisory services.

     During the years ended March 31, 1999 and 1998, the Company capitalized system development costs related to the eVWAP totaling $61,375 and $224,686, respectively. The Company has ceased capitalization of computer software costs related to the eVWAP. During the years ended March 31, 1999 and 1998, the Company amortized software development costs in the amount of $190,707 and $196,974, respectively.

     Depreciation consists primarily of depreciation of property and equipment, mainly computer equipment. Depreciation for the year ended March 31, 1999 increased to approximately $477,000 from $327,000 the prior year due to an increase in the computer equipment purchased. Capital expenditures increased to $644,403 for the year ended March 31, 1999 compared to $348,392 for the prior year.

     During the year ended March 31, 1999, the Company recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement with Continental described above. During the year ended March 31, 1999, $569,730 was reflected as a non-cash charge for the amortization of deferred consulting expenses compared to $39,844 during the year ended March 31, 1998.

     The Company also incurred a noncash charge of $497,876 in the year ended March 31, 1999 related to the issuance of non-employee stock options to consultants providing marketing services to the Company. During the year ended March 31, 1998, the Company recognized a noncash compensation charge of $1,804,917 related to the issuance of non-employee stock options to consultants and professional advisors. The Company utilized both common stock and stock options in payment of services as a means to conserve cash.

     In August 1998, the Company entered into employment agreements with certain members of Gomez management. Pursuant to the employment agreements, an aggregate of 3,000,000 Gomez options were granted at an exercise price of $.01 per share. In addition, 1,400,000 Gomez options with an exercise price of $.01 per share were granted to certain officers and directors of Ashton. During the year ended March 31, 1999, Gomez and the Company recognized a total non-cash compensation charge of $4,864,860 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of those options. The options were exchanged for Gomez common stock on January 22, 1999 pursuant to an exchange agreement among Gomez, Ashton and other affiliates. (see "Notes to Consolidated Financial Statements - Stockholders' Equity").

     Selling, general and administrative expenses ("SG&A"), excluding the noncash compensation charges, totaled $9,225,551 and $5,108,899 for the years ended March 31, 1999 and 1998, respectively. For the year ended March 31, 1999, Gomez's SG&A totaled $2,329,370, or 25% of the Company's total SG&A, compared to $503,637 from the period from Gomez's inception (May 22, 1997) to March 31, 1998. The increase in Gomez's SG&A was due primarily to a full year of operation, growth in staff, leasing of office facilities and other expenses incurred in building Gomez's infrastructure. As of March 31, 1999, Gomez had 25 employees compared to six employees as of March 31, 1998.

     Excluding Gomez, the Company's SG&A for the year ended March 31, 1999 totaled $6,896,181 compared to $4,605,262 during the year ended March 31, 1998. The increase in SG&A is primarily a result of growth in staff and increases in marketing, consulting and professional fees. As of March 31, 1999, Ashton and UTTC employed a total of 27 employees compared to 17 employees at March 31, 1998.

     Other income for the year ended March 31, 1999 includes $290,080 from the settlement with Alliant Techsystems, Inc. payable as a result of judgments rendered in favor of the Company, offset by the payment of $47,500 to David Rosensaft, and the $105,000 reduction in the carrying value of the Company's investment in E.Com International. During the year ended March 31, 1998, the Company incurred total other expenses of $1,102,731 consisting of $760,000 for the settlement of the Rosensaft litigation (see "Notes to Consolidated Financial Statements - Commitments, Contingencies and Settlements"), and $342,731 for interest paid on the UTTC notes payable. The notes were exchanged for Ashton Series B Preferred Stock during the year ended December 31, 1998.

Liquidity and Capital Resources

     At March 31, 2000, the Company's consolidated total assets were $31,023,911 compared to $5,653,737 at March 31, 1999. Current assets at March 31, 2000 totaled $25,839,570 and current liabilities were $861,304. Stockholders' equity at March 31, 2000 increased to $25,162,607 from $4,444,978 at March 31, 1999 due to the private placement of 20,000 shares of its Series F Preferred Stock for gross proceeds of $20,000,000, the issuance of 1,582,685 shares of its common stock for proceeds of $7,908,713 in connection with Ashton's Private Equity Line of Credit Agreement (see "Notes to Consolidated Financial Statements - Stockholders' Equity"), and the exercise of stock options and warrants. The increase in stockholders' equity resulting from the issuance of stock was partially offset by the net loss applicable to common stock of $7,947,480 and net issuance costs of approximately $1,800,000.

     At March 31, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $15,365,439 and securities available for sale of $9,906,220, compared to cash and cash equivalents of $2,667,347 at March 31, 1999. The increase in cash and cash equivalents and securities available for sale is primarily a result of (i) the private placement of 20,000 of Ashton's Series F Convertible Preferred Stock for gross proceeds of $20,000,000 in August 1999; (ii) the private placement of UTTC's Series TK Convertible Preferred Stock for gross proceeds of $2,000,000 in June 1999; (iii) the private placement of UTTC's Series KW Convertible Preferred Stock for gross proceeds of $3,000,000 in January 2000; and (iv) the redemption of 500 shares of Gomez Series A Preferred stock in January 2000 resulting in proceeds to Ashton of $2,550,000. (see "Notes to Consolidated Financial Statements - Stockholders' Equity").

     On April 3, 1998, Ashton entered into the Private Equity Agreement with the Private Equity Investors, which provided for an aggregate commitment of $18,000,000 to Ashton, subject to the satisfaction of certain conditions (see "Notes to Consolidated Financial Statements - Stockholders' Equity"). During the years ended March 31, 1999 and 2000, Ashton drew down $12,250,000 and $5,750,000, respectively, resulting in an aggregate utilization of the entire $18,000,000. As of March 31, 2000, the Private Equity Agreement has expired and Ashton cannot utilize this source of funds.

     Gomez generated substantially all of the Company's revenues for the years ended March 31, 2000 and 1999. As of December 31, 1999, the Company began accounting for its remaining investment in Gomez under the equity method of accounting rather than consolidating Gomez's results of operations with the results of the Company. As a result, Gomez will no longer provide any revenues to the Company.

     The Company's future revenues will be dependent upon the Company's ability
to deploy its eVWAP and customer utilization of the eVWAP.   The Company
believes, on a forward-looking basis, it will begin to generate more significant revenues during its fiscal year ending March 31, 2001. The level and timing of such revenue is dependent upon, among other factors, the Company's assumptions regarding (i) the ramp-up of the eVWAP implementation; (ii) the trading volume experienced by the eVWAP trading system; and (iii) the pricing the Company is able to obtain for eVWAP trade execution. Until adequate revenue is derived from the eVWAP trading system, the Company's cash and cash equivalents, investments and cash flow from operations will be sufficient to meet the presently anticipated cash requirements of the Company for a period of approximately sixteen months.

     The Company's future capital requirements will depend on many factors, including the timing for the ramp-up of the eVWAP, market acceptance of the Company's products, the timing and extent of spending to support new products and affiliated company development efforts and the timing of introductions of new products and enhancements to existing products. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there are continued delays in expanding the eVWAP, or (iii) the Company fails to successfully develop markets for its products. Ashton and its subsidiaries will also require additional financing to fund development of its products and launch the Canadian and Asian joint ventures. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require Ashton to share ownership of its subsidiaries, joint ventures, and/or revenue from products and services. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Recent Accounting Pronouncements

     In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 100 Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101 Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB No. 100 became effective in November 1999 and SAB No. 101 is effective for periods beginning after March 15, 2000. The Company believes that the adoption of the guidance provided in SAB No. 100 and SAB No.101 will not have a material impact on its consolidated financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No.98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company had adopted SOP No. 98-1 effective April 1, 1999. Adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires all costs associated with pre-opening, pre-operating, organization activities to be expensed as incurred. The Company has adopted SOP No. 98-5 effective April 1, 1999. Adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

Year 2000 Readiness

     The "Year 2000" or "Y2K" issue was the result of the failure of certain information systems and automated equipment to properly recognize and process dates containing the year 2000 and beyond. There were concerns that computer programs and automated equipment with time sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. In preparation for such possibilities, during fiscal 1999 and 2000, the Company reviewed its potential Y2K risks arising from three primary sources: (i) internal software, hardware and equipment utilized in the operations of the Company; (ii) applications the Company has developed or was developing for use by its customers; and (iii) third parties with which the Company had material relationships. The Company determined that none of its mission critical systems and equipment and none of the applications it developed for customers presented Y2K compliance issues. None of the third party vendors with whom the Company has material agreements experienced any Y2K compliance issues.

     To date, the Company has not observed any instances that would indicate that the Company's efforts in addressing the Year 2000 issue were not successful. The Year 2000 issue has not had a material impact on the Company's financial condition, results of operations or cash flows. The possibility still exists that interruptions to the Company and/or key customer and supplier operations or business activities could occur as a result of lingering Y2K issues. Such interruptions, if they were to occur, could have a material adverse impact on the Company's consolidated results of operations or financial condition.

Subsequent Events

     On April 20, 2000, Gomez filed a registration statement for an initial public offering of its common stock. As of March 31, 2000, Ashton's investment in Gomez consisted of 4,405 shares of Series A Preferred Stock, which will be automatically converted into 4,405,000 shares of Gomez common stock upon completion of Gomez's initial public offering. The registration statement has not yet become effective, and there can be no assurance that Gomez will consummate its IPO

     On April 18, 2000 eMC acquired all of the outstanding capital stock of E-Trustco.com Inc. in exchange for 2,000,000 shares of eMC's common stock. E-Trustco will initially be operated as a wholly owned subsidiary of eMC, and will be headquartered in Hartford, CT. E-Trustco is a business-to-business electronic trust company which outsources an electronic, professionally managed investment advice program in the form of multi-manager wrap accounts to partners such as online brokers. E-Trustco will offer and outsource comprehensive and objective financial advisory services using a sophisticated electronic delivery system and patent-pending process. As of March 31, 2000, Ashton and Ashton's management owned 100% of the voting equity of eMC. As a result of the acquisition of E-Trustco, Ashton and its management own approximately 78% of the voting equity of eMC.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Price Risk

     Ashton's cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy working capital and regulatory requirements, and minimizing risk while maximizing its return. For working capital purposes, the Company invests primarily in money market instruments. Cash which is not needed for normal operations is invested in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. The Company currently has investments in government agency and corporate bonds with maturities of less than one year. Ashton does not use derivative financial instruments in its investment portfolio. At March 31, 2000, cash and cash equivalents and securities owned totaled 25,271,659.

     The Company also makes venture capital and other strategic investments in affiliated companies that it believes will support the growth of the Company. These investments require approval of the Company's Board of Directors. At March 31, 2000, investments in affiliates totaled $1,090,508.

     Although Croix and REB are registered as broker-dealers, they generally do not perform traditional broker-dealer services. Croix and REB do not act as market-makers with respect to any securities or otherwise as principal in any securities transactions; they act only on an agency basis. Croix and REB have not engaged in proprietary trading and have not held positions at any time during the year. Therefore, the Company does not have exposure to credit risks in the way that traditional broker-dealers have such exposure. The relatively low credit risk of the businesses is reflected in the minimal net capital requirements imposed on Croix and REB as broker-dealers.

Interest Rate Risk

     Ashton's exposure to interest rate risk relates primarily to the interest-bearing portion of its investment portfolio. The Company's policy is to invest in high quality credit issuers and limit the amount of credit exposure to any one issuer. The interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, government agency bonds and corporate bonds. These investments totaled $25,271,659 at March 31, 2000. Due to the conservative nature of the Company's portfolio, a sudden change in interest rates would not have a material effect on its value.

Foreign Currency Risk

     Ashton has joint ventures in Canada (Ashton Technology Canada, Inc.), and in Hong Kong (Kingsway-ATG Asia, Ltd.), which were formed to develop, market and operate intelligent matching, online transaction systems, and distribution systems for seamless use by U.S., Canadian and Asian financial intermediaries. Ashton's investments in these joint-ventures expose it to currency exchange fluctuations between the U.S. Dollar and the Canadian Dollar, and between the U.S. Dollar and the Hong Kong Dollar. To the extent Ashton's international activities recorded in their local currencies increase in the future, the exposure to fluctuations in currency exchange rates will correspondingly increase. The Company has not engaged in any foreign currency hedging activities. Foreign currency cash balances are generally kept at levels necessary to meet current operating and capitalization needs of these foreign joint ventures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report................................................................  22
Consolidated Balance Sheets at March 31, 2000 and 1999......................................  23
Consolidated Statements of Operations for the years ended March 31, 2000, 1999, and 1998....  24
Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999, and 1998....  25
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended
     March 31, 2000, 1999, and 1998.........................................................  26
Notes to Consolidated Financial Statements..................................................  28

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
The Ashton Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
-------------------------------

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 27, 2000

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
Assets
Cash and cash equivalents                                                        $ 15,365,439    $  2,667,347
Securities available-for-sale                                                       9,906,220              --
Accounts receivable and other current assets                                          446,066         308,249
Current portion of notes receivable                                                   121,845         112,499
                                                                                 ------------    ------------
 Total current assets                                                              25,839,570       3,088,095
Notes receivable, net of current portion                                            2,605,172         717,284
Property and equipment, net of accumulated depreciation                               944,292       1,017,179
Exchange memberships                                                                  266,652         196,900
Investments in affiliates                                                           1,090,508              --
Capitalized software development costs                                                   --            95,354
Intangible assets, net of accumulated amortization                                     19,521          58,563
Other assets                                                                          258,196         480,362
                                                                                 ------------    ------------
 Total assets                                                                    $ 31,023,911    $  5,653,737
                                                                                 ============    ============

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses                                            $    861,304    $    675,841
Other liabilities                                                                          --         532,918
                                                                                 ------------    ------------
 Total current liabilities                                                            861,304       1,208,759

Minority interest                                                                   5,000,000              --

Commitments and contingencies

Stockholders' equity:
Preferred stock - shares authorized: 3,000,000
 250,000 shares designated as Series A - (liquidation preference
    $10 per share); shares issued and outstanding: none and 125,219                       --        1,252,188
 590,000 shares designated as Series B - (liquidation preference
    $10 per share); shares issued and outstanding: 64,200 and 417,500                 642,000       4,175,000
 105,000 shares designated as Series C $.01 par value - (liquidation
    preference equals stated value); shares issued and outstanding: none                  --             --
 10 shares designated as Series D $.01 par value - (liquidation preference
    equals stated value); shares issued and outstanding: none                             --             --
 10 shares designated as Series E $.01 par value - (liquidation preference
    $1,000,000 per share); shares issued and outstanding: none                            --             --
 20,000 shares designated as Series F $.01 par value - (liquidation preference equals stated value of $1,000 per share); shares issued and
     outstanding: 8,000 and none                                                    8,000,000              --
Common stock - par value: $.01; shares authorized: 60,000,000;
    shares issued and outstanding:  28,118,594 and 20,569,172                         281,186         205,692
Additional paid-in capital                                                         64,294,258      39,133,830
Deferred consulting expense                                                               --         (285,208)
Accumulated deficit                                                               (47,981,286)    (40,036,524)
Accumulated other comprehensive loss                                                  (73,551)             --
                                                                                 ------------    ------------
 Total stockholders' equity                                                        25,162,607       4,444,978
                                                                                 ------------    ------------
 Total liabilities and stockholders' equity                                      $ 31,023,911    $  5,653,737
                                                                                 ============    ============

         See accompanying notes to consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year Ended March 31,
                                                                          --------------------------------------------
                                                                               2000           1999             1998
                                                                          ------------    ------------    ------------
Revenues                                                                  $  3,869,084    $  1,434,438    $    313,659
                                                                          ------------    ------------    ------------

Expenses:
  Costs of revenues                                                            644,510         168,000          79,000
  Development costs                                                             95,354         190,707         196,974
  Depreciation and amortization                                                715,956         515,240         326,736
  Non-cash compensation charges                                                351,369       5,932,466       1,844,761
  Selling, general and administrative                                       17,255,007       9,225,551       5,108,899
                                                                          ------------    ------------    ------------
   Total costs and expenses                                                 19,062,196      16,031,964       7,556,370
                                                                          ------------    ------------    ------------
Loss from operations                                                       (15,193,112)    (14,597,526)     (7,242,711)
                                                                          ------------    ------------    ------------

  Interest income                                                            1,169,910         146,816          50,265
  Interest expense                                                                (797)             --        (392,996)
  Other income (expense)                                                      (416,632)        133,222        (760,000)
  Gain on deconsolidation of Gomez                                           5,568,475              --              --
  Gain on redemption of Gomez preferred stock                                2,550,000              --              --
  Equity in income of affiliates                                                90,508              --              --
                                                                          ------------    ------------    ------------
Net loss from continuing operations                                         (6,231,648)    (14,317,488)     (8,345,442)
                                                                          ------------    ------------    ------------

Minority interest in loss of subsidiaries                                           --          41,003              --

Minority interest in income from discontinued operations of CSI                     --              --         (11,465)

Income from discontinued operations of CSI (less income tax of $42,000)             --              --          67,935

Loss on disposal of CSI                                                             --              --        (385,930)
                                                                          ------------    ------------    ------------
Net Loss                                                                  $ (6,231,648)   $(14,276,485)   $ (8,674,902)
                                                                          ============    ============    ============

Dividends attributed to preferred stock                                     (1,259,757)     (1,113,277)           --
Beneficial conversion feature of preferred stock                                  --        (4,270,435)     (2,206,480)
Dividends in arrears on preferred stock                                       (456,075)        (33,447)       (107,749)
                                                                          ------------    ------------    ------------
Net loss applicable to common stock                                       $ (7,947,480)   $(19,693,644)   $(10,989,131)
                                                                          ============    ============    ============

Net loss per common share from continuing operations                      $      (0.32)   $      (1.80)   $      (1.42)
Net loss per common share from discontinued operations                    $         --    $         --    $      (0.04)
                                                                          ------------    ------------    ------------
Net loss per common share                                                 $      (0.32)   $      (1.80)   $      (1.46)
                                                                          ============    ============    ============

Weighted average number of common shares outstanding                        24,929,977      10,953,818       7,519,555
                                                                          ============    ============    ============

         See accompanying notes to consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended March 31,
                                                                                --------------------------------------------
                                                                                    2000            1999            1998
                                                                                ------------    ------------    ------------
Cash Flows from Operating Activities
Net loss                                                                        $ (6,231,648)   $(14,276,485)   $ (8,674,902)
 Income from disconinued operations of CSI                                                --              --         (67,935)
 Minority interest in income from discontinued operations of CSI                          --              --          11,465
 Loss on sale of discontinued operations of CSI                                           --              --         385,930
                                                                                ------------    ------------    ------------
Loss from continuing operations                                                   (6,231,648)    (14,276,485)     (8,345,442)
                                                                                ------------    ------------    ------------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      811,310         705,947         326,736
  Minority interest in income of subsidiaries                                             --         (41,003)             --
  Non-cash compensation charge for common stock options                               66,161       5,362,736       1,804,917
  Common stock issued for consulting services                                        285,208         569,730          39,844
  Writedown E.Com investment                                                              --         105,000              --
  UTTC common stock issued in connection with termination agreement                  416,632              --              --
  Gain on deconsolidation of Gomez                                                (5,568,475)             --              --
  Gain on redemption of Gomez preferred stock                                     (2,550,000)             --              --
  Equity in income of affiliates                                                     (90,508)             --              --
Changes in operating assets and liabilities
  (Increase)/ decrease in receivables and prepayments                             (2,170,835)       (177,406)        261,537
  Decrease in stock subscriptions receivable                                              --         245,000              --
  Decrease in other assets                                                           165,436        (415,009)         (6,863)
  Increase/(decrease) in accounts payable and accrued expenses                     1,981,293      (1,440,637)        344,732
 (Decrease)/ increase in other liabilities                                          (432,532)        532,918              --
                                                                                ------------    ------------    ------------
 Net cash used in continuing operations                                          (13,317,958)     (8,829,209)     (5,574,539)
 Net cash provided by discontinued operations of CSI                                      --              --          50,045
                                                                                ------------    ------------    ------------
 Net cash used in operating activities                                           (13,317,958)     (8,829,209)     (5,524,494)
                                                                                ------------    ------------    ------------
Cash Flows from Investing Activities
Purchase of securities available for sale                                         (9,968,771)             --              --
Purchase of investment in E.Com                                                           --              --        (105,000)
Purchase of property and equipment                                                (2,591,268)       (644,403)       (348,392)
Purchase of exchange membership                                                      (69,752)             --              --
Increase in notes receivable                                                      (2,000,000)       (380,000)             --
Cash received from notes receivable                                                  102,766         111,876          32,466
Capitalized software development costs                                                    --         (61,375)       (224,686)
Investment in affiliates                                                          (1,000,000)             --              --
Proceeds from sale of CSI, net of cash disposed                                           --              --         154,108
Effect of deconsolidation of Gomez                                                 2,554,511              --              --
Proceeds from redemption of Gomez preferred stock                                  2,550,000              --              --
                                                                                ------------    ------------    ------------
 Net cash used in investing activities                                           (10,422,514)       (973,902)       (491,504)
                                                                                ------------    ------------    ------------
Cash Flows from Financing Activities
Preferred stock dividends paid in cash                                              (535,829)       (319,062)             --
Issuance costs for common stock                                                     (575,000)       (725,000)             --
Proceeds from issuance of common stock                                             5,750,000       7,250,000              --
Proceeds from exercise of stock options and warrants to purchase common stock      2,855,027              --              --
Issuance costs for preferred stock and notes payable                                (682,563)       (863,000)     (1,159,163)
Proceeds from issuance of preferred stock                                         20,000,000       6,275,000       4,930,000
Proceeds from issuance of notes payable                                                   --              --       3,000,000
Issuance costs for Gomez preferred stock                                            (611,898)         36,840              --
Proceeds from issuance of Gomez preferred stock                                    5,500,000              --              --
Proceeds from issuance of Gomez common stock                                             500              --              --
Issuance costs for UTTC preferred stock                                             (261,673)             --              --
Proceeds from issuance of UTTC preferred stock                                     5,000,000              --              --
                                                                                ------------    ------------    ------------
 Net cash provided by financing activities                                        36,438,564      11,654,778       6,770,837
                                                                                ------------    ------------    ------------
Net increase in cash and cash equivalents                                         12,698,092       1,851,667         754,839
Cash and cash equivalents, beginning of period                                     2,667,347         815,680          60,841
                                                                                ------------    ------------    ------------
Cash and cash equivalents, end of period                                        $ 15,365,439    $  2,667,347    $    815,680
                                                                                ============    ============    ============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                         $        797    $    147,388    $    364,938
 Cash paid during the year for taxes                                            $     36,943    $      6,619    $     20,198

Supplemental schedule of non-cash investing and financing activities
 Purchase of exchange membership and www.VWAP.com                                         --    $    255,463              --
 Exchange of UTTC notes for Ashton preferred stock                                        --              --    $  2,975,000
 Forgiveness of note payable in connection with sale of CSI                               --              --    $    500,000
 Receipt of note receivable in connection with sale of CSI                                --              --    $    594,125
 Issuance of warrants in connection with Series F preferred stock               $    645,000              --              --

         See accompanying notes to consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                        Year ended March 31,
                                                                     ------------------------------------------------------
                                                                                2000                        1999
                                                                     --------------------------  --------------------------
                                                                         Shares       Amount       Shares         Amount
                                                                     ------------- ------------  ------------ -------------
Common stock
 Balance at beginning of year                                          20,569,172  $    205,692    8,143,571  $     81,436
 Issuance of common stock in connection with puts                         696,570         6,966    4,810,788        48,108
 Conversion of preferred stock to common stock                          5,563,148        55,631    7,062,421        70,624
 Issuance of common stock for consulting services                              --            --      250,000         2,500
 Issuance costs in connection with preferred stock                             --            --       20,000           200
 Exercise of stock options and warrants to purchase common stock        1,289,704        12,897           --            --
 Issuance of common stock and stock options for asset acquisitions             --            --      100,000         1,000
 Preferred stock dividends                                                     --            --      182,392         1,824
                                                                     ------------------------------------------------------
 Balance at end of year                                                28,118,594       281,186   20,569,172       205,692
                                                                     ------------------------------------------------------

Series A Preferred Stock
 Balance at beginning of year                                             125,219     1,252,188      250,000     2,500,000
 Issuance of Series A preferred stock                                          --            --           --            --
 Preferred stock dividends                                                     --            --        1,969        19,688
 Conversion of Series A preferred stock to common stock                  (125,219)   (1,252,188)    (126,750)   (1,267,500)
                                                                     ------------------------------------------------------
 Balance at end of year                                                        --            --      125,219     1,252,188
                                                                     ------------------------------------------------------

Series B Preferred Stock
 Balance at beginning of year                                             417,500     4,175,000      460,000     3,188,875
 Issuance of Series B preferred stock                                          --            --      127,500     1,275,000
 Issuance of Series B preferred in exchange of UTTC notes payable              --            --           --            --
 Issuance costs in connection with preferred stock                             --            --        5,000        50,000
 Recognition of beneficial conversion feature of preferred stock               --            --           --     1,411,125
 Conversion of Series B preferred stock to common stock                  (353,300)   (3,533,000)    (175,000)   (1,750,000)
                                                                     ------------------------------------------------------
 Balance at end of year                                                    64,200       642,000      417,500     4,175,000
                                                                     ------------------------------------------------------

Series C Preferred Stock
 Balance at beginning of year                                                  --            --       55,000       550,000
 Issuance of Series C preferred stock                                          --            --           --            --
 Conversion of Series C preferred stock to common stock                        --            --      (55,000)     (550,000)
                                                                     ------------------------------------------------------
 Balance at end of year                                                        --            --           --            --
                                                                     ------------------------------------------------------

Series D Preferred Stock
 Balance at beginning of year                                                  --            --           --            --
 Issuance of Series D preferred stock                                                                   3.00     3,000,000
 Issuance costs in connection with preferred stock                                                      0.15       150,000
 Preferred stock dividends                                                                              0.02        23,950
 Conversion of Series D preferred stock to common stock                                                (3.17)   (3,173,950)
                                                                     ------------------------------------------------------
 Balance at end of year                                                        --            --           --            --
                                                                     ------------------------------------------------------

Series E Preferred Stock
 Balance at beginning of year                                                  --            --           --            --
 Issuance of Series E preferred stock                                                                   2.00     2,000,000
 Issuance costs in connection with preferred stock                                                      0.10       100,000
 Conversion of Series E preferred stock to common stock                                                (2.10)   (2,100,000)
                                                                     ------------------------------------------------------
 Balance at end of year                                                        --            --           --            --
                                                                     ------------------------------------------------------

Series F Preferred Stock
 Balance at beginning of year                                                  --            --           --            --
 Issuance of Series F preferred stock                                      20,000    20,000,000           --            --
 Conversion of Series F preferred stock to common stock                   (12,000)  (12,000,000)          --            --
                                                                     ------------------------------------------------------
 Balance at end of year                                                     8,000     8,000,000           --            --
                                                                     ------------------------------------------------------

Deferred Consulting Expense
 Balance at beginning of year                                                          (285,208)                  (438,281)
 Issuance of common stock for consulting services                                            --                   (416,657)
 Amortization of deferred consulting expense                                            285,208                    569,730
                                                                     ------------------------------------------------------
 Balance at end of year                                                                      --                   (285,208)
                                                                     ------------------------------------------------------

                                                                        ------------------------------
                                                                                     1998
                                                                        ------------------------------
                                                                              Shares       Amount
                                                                        --------------  --------------
Common stock
 Balance at beginning of year                                               7,562,500   $     75,625
 Issuance of common stock in connection with puts                                  --             --
 Conversion of preferred stock to common stock                                281,071          2,811
 Issuance of common stock for consulting services                             300,000          3,000
 Issuance costs in connection with preferred stock                                 --             --
 Exercise of stock options and warrants to purchase common stock                   --             --
 Issuance of common stock and stock options for asset acquisitions                 --             --
 Preferred stock dividends                                                         --             --
                                                                        ------------------------------
 Balance at end of year                                                     8,143,571         81,436
                                                                        ------------------------------

Series A Preferred Stock
 Balance at beginning of year                                                      --             --
 Issuance of Series A preferred stock                                         250,000      2,500,000
 Preferred stock dividends                                                         --             --
 Conversion of Series A preferred stock to common stock                            --             --
                                                                        ------------------------------
 Balance at end of year                                                       250,000      2,500,000
                                                                        ------------------------------

Series B Preferred Stock
 Balance at beginning of year                                                      --             --
 Issuance of Series B preferred stock                                         162,500      1,625,000
 Issuance of Series B preferred in exchange of UTTC notes payable             297,500      2,975,000
 Issuance costs in connection with preferred stock                                 --             --
 Recognition of beneficial conversion feature of preferred stock                   --     (1,411,125)
 Conversion of Series B preferred stock to common stock                            --             --
                                                                        ------------------------------
 Balance at end of year                                                       460,000      3,188,875
                                                                        ------------------------------

Series C Preferred Stock
 Balance at beginning of year                                                      --             --
 Issuance of Series C preferred stock                                         105,000      1,050,000
 Conversion of Series C preferred stock to common stock                       (50,000)      (500,000)
                                                                        ------------------------------
 Balance at end of year                                                        55,000        550,000
                                                                        ------------------------------

Series D Preferred Stock
 Balance at beginning of year                                                      --             --
 Issuance of Series D preferred stock
 Issuance costs in connection with preferred stock
 Preferred stock dividends
 Conversion of Series D preferred stock to common stock
 Balance at end of year                                                            --             --

Series E Preferred Stock
 Balance at beginning of year                                                      --             --
 Issuance of Series E preferred stock
 Issuance costs in connection with preferred stock
 Conversion of Series E preferred stock to common stock
                                                                        ------------------------------
 Balance at end of year                                                            --             --
                                                                        ------------------------------

Series F Preferred Stock
 Balance at beginning of year                                                      --             --
 Issuance of Series F preferred stock                                              --             --
 Conversion of Series F preferred stock to common stock                            --             --
                                                                        ------------------------------
 Balance at end of year                                                            --             --
                                                                        ------------------------------

Deferred Consulting Expense
 Balance at beginning of year                                                                     --
 Issuance of common stock for consulting services                                           (438,281)
 Amortization of deferred consulting expense                                                      --
                                                                        ------------------------------
 Balance at end of year                                                                     (438,281)
                                                                        ------------------------------

         See accompanying notes to consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                  (Continued)

                                                                                            Year ended March 31,
                                                                           ----------------------------------------------------
                                                                                       2000                     1999
                                                                           --------------------------  ------------------------
                                                                               Shares        Amount      Shares       Amount
                                                                           -------------  -----------  ----------   -----------
Additional Paid-In Capital
   Balance at beginning of year                                                            39,133,830               15,730,870
   Issuance of common stock in connection with puts                                         5,743,034                7,201,892
   Issuance of common stock for consulting services                                                --                  414,157
   Issuance of common stock and stock options for asset acquisitions                               --                  254,463
   Issuance of common stock options                                                            73,661                  497,876
   Issuance costs in connection with common stock                                            (575,000)                (725,000)
   Issuance of Gomez common stock options                                                          --                4,864,860
   Conversion of preferred stock to common stock                                           16,729,557                8,770,826
   Issuance costs in connection with preferred stock                                       (1,556,135)              (1,163,199)
   Preferred stock dividends                                                                1,493,448                  427,775
   Recognition of beneficial conversion feature of preferred stock                                 --                2,859,310
   Issuance of Series B preferred in exchange of UTTC notes payable                                --                       --
   Exercise of stock options and warrants to purchase common stock                          2,834,631                       --
   Common stock issued in connection with termination agreement                               416,632                       --
   Issuance of common stock of subsidiaries to third parties                                      600                       --
                                                                           ----------------------------------------------------
   Balance at end of year                                                                  64,294,258               39,133,830
                                                                           ----------------------------------------------------

Accumulated Deficit
   Balance at beginning of year                                                           (40,036,524)             (20,376,327)
   Recognition of beneficial conversion feature of preferred stock                                 --               (4,270,435)
   Preferred stock dividends                                                               (1,713,114)              (1,113,277)
   Net loss                                                                                (6,231,648)             (14,276,485)
                                                                           ----------------------------------------------------
   Balance at end of year                                                                 (47,981,286)             (40,036,524)
                                                                           ----------------------------------------------------

Accumulated Other Comprehensive Loss
   Balance at beginning of year                                                                    --                       --
   Unrealized loss on securities available-for-sale                                           (73,551)                      --
                                                                           ----------------------------------------------------
   Balance at end of year                                                                     (73,551)                      --
                                                                           ----------------------------------------------------
Total Stockholders' Equity                                                                 25,162,607                4,444,978
                                                                           ----------------------------------------------------

Comprehensive Loss
   Net loss                                                                                (6,231,648)             (14,276,485)
   Other comprehensive loss per above                                                         (73,551)                      --
                                                                           ----------------------------------------------------
Total Comprehensive Loss                                                                   (6,305,199)             (14,276,485)
                                                                           ----------------------------------------------------

                                                                           ---------------------------
                                                                                        1998
                                                                           ---------------------------
                                                                               Shares        Amount
                                                                           ------------   ------------
Additional Paid-In Capital
   Balance at beginning of year                                                            10,482,197
   Issuance of common stock in connection with puts                                                --
   Issuance of common stock for consulting services                                           475,125
   Issuance of common stock and stock options for asset acquisitions                               --
   Issuance of common stock options                                                         2,562,225
   Issuance costs in connection with common stock                                                  --
   Issuance of Gomez common stock options                                                          --
   Conversion of preferred stock to common stock                                              497,189
   Issuance costs in connection with preferred stock                                       (1,594,466)
   Preferred stock dividends                                                                       --
   Recognition of beneficial conversion feature of preferred stock                          3,617,605
   Issuance of Series B preferred in exchange of UTTC notes payable                          (309,005)
   Exercise of stock options and warrants to purchase common stock                                 --
   Common stock issued in connection with termination agreement                                    --
   Issuance of common stock of subsidiaries to third parties                                       --
                                                                           ---------------------------
   Balance at end of year                                                                  15,730,870
                                                                           ---------------------------

Accumulated Deficit
   Balance at beginning of year                                                            (9,494,945)
   Recognition of beneficial conversion feature of preferred stock                         (2,206,480)
   Preferred stock dividends                                                                       --
   Net loss                                                                                (8,674,902)
                                                                           ---------------------------
   Balance at end of year                                                                 (20,376,327)
                                                                           ---------------------------

Accumulated Other Comprehensive Loss
   Balance at beginning of year                                                                    --
   Unrealized loss on securities available-for-sale                                                --
                                                                           ---------------------------
   Balance at end of year                                                                          --
                                                                           ---------------------------
Total Stockholders' Equity                                                                  1,236,573
                                                                           ---------------------------

Comprehensive Loss
   Net loss                                                                                (8,674,902)
   Other comprehensive loss per above                                                              --
                                                                           ---------------------------
Total Comprehensive Loss                                                                   (8,674,902)
                                                                           ---------------------------

         See accompanying notes to consolidated financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

     The Ashton Technology Group, Inc. ("Ashton")(collectively with its subsidiaries and affiliated companies, the "Company") was formed as a Delaware corporation in February, 1994 to engage in the development and commercialization of online transaction systems for participants in the U.S. and international financial markets. During the past two years, Ashton's strategic plan has transitioned the Company into an evolving network of affiliated companies that develop and market technology-based products and services which provide businesses and consumers unique execution of financial transactions within global electronic marketplaces. Ashton utilizes advanced telecommunication, computing data and information security, and Internet technologies, to develop electronic transaction and distribution systems and products for the global financial services industry.

     As of March 31, 2000, Ashton's majority-owned subsidiaries included:

          1) Universal Trading Technologies Corporation ("UTTC") and its wholly-owned subsidiaries:
                    .    REB Securities, Inc. ("REB")
                    .    Croix Securities, Inc. ("Croix")
                    .    NextExchange, Inc. ("NextExchange").
          2)   Electronic Market Center, Inc. ("eMC").
          3)   Ashton Technology Canada, Inc. ("Ashton Canada").
          4)   ATG International, Inc. ("International").

     As of March 31, 2000, Ashton's equity method investees included:

          5)   Kingsway-ATG Asia, Ltd. ("KAA").
          6)   Gomez Advisors, Inc. ("Gomez").

     In December 1999, Ashton entered into agreements to create two joint venture companies, Kingsway ATG Asia, Ltd. ("KAA") and Ashton Technology Canada, Inc. ("Ashton Canada"). On January 13, 2000, Ashton purchased 47,000,000 shares of KAA's voting common stock for $1,000,000. On December 20, 1999, Ashton invested $333,400 in cash for equity in the Class A common shares of Ashton Canada, and has agreed to advance an additional $666,600. Also in connection with the agreement with Ashton Canada, the Company issued warrants to purchase 500,000 shares of Ashton common stock at $2.50 per share to holders of the UTTC Series TK Convertible Preferred Stock. The warrants are exercisable for a period of two years beginning on June 4, 2000. The fair value of the warrants will be recorded as a dividend to the holders of the Series TK Preferred as of the vesting dates of the warrants. Such vesting will occur during the fiscal year ending March 31, 2001.

Basis of Presentation

     The Company accounts for investments in businesses which it owns between 20% and 50% using the equity method. Ashton accounts for its investments in both KAA and Gomez using the equity method at March 31, 2000. The accounts of all majority-owned subsidiaries are consolidated with those of Ashton. All significant intercompany accounts and transactions have been eliminated in consolidation. Gomez was formed in May 1997, REB was formed in April 1998, eMC was formed in June 1998, and International was formed in July 1998. The results of operations for each of Ashton's subsidiaries and equity method investees are accounted for from their dates of formation.

     Gomez, which was a majority-owned subsidiary of Ashton through December 1999, has been Ashton's primary source of revenues since Gomez's inception in May 1997. In September 1999, Gomez commenced a private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Convertible Preferred Stock on December 30, 1999, the Company's ownership percentage in Gomez was reduced to below 50%. As of December 31, 1999, Ashton began accounting for its investment in Gomez under the equity method of accounting due to the decrease in ownership and Ashton's reduced representation on Gomez's board. As a result, Ashton consolidated Gomez's operating results only through December 31, 1999. Pursuant to the equity method of accounting, the carrying amount of Ashton's remaining investment in Gomez was increased to zero. The increase of

$5,568,475 was reported as a gain during the year ended March 31, 2000. Ashton will not report any future losses of Gomez which would reduce the carrying amount to below zero. In the event Gomez has future earnings, Ashton will recognize its share of those earnings only after the earnings exceed Ashton's share of net losses not recognized.

     Ashton also realized a gain of $2,550,000 during the year ended March 31, 2000 from the redemption of 500 shares of its Gomez Series A Preferred Stock. As of March 31, 2000, Ashton's investment in Gomez consists of 4,405 shares of Series A Preferred Stock, which are convertible into 4,405,000 shares of Gomez common stock.

Use of Estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the consolidated financial statements to prior year amounts to conform to the current year's presentation.

Fair Value of Financial Instruments

     Substantially all financial instruments are carried at fair value or amounts approximating fair value. Notes receivable are carried at a value that approximates fair value based upon the short period to maturity and the rates of return currently available to the Company for investments with similar terms and maturities. The Company classifies its marketable securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No.
115. Securities available for sale are recorded at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss.

Revenue Recognition

     Consulting revenues were recognized by Gomez when the services were completed and the client was billed for the services rendered. Subscription revenue was generated by Gomez from the sale of subscriptions to its website, and recorded ratably over the period of service. Lead generation and transaction-based revenues were generated by Gomez by facilitating contact between Gomez members and online businesses that contracted with Gomez. These revenues were recognized by Gomez upon the members' completion of a transaction, and only when there were no further conditions or obligations to the online business.

     Trading system revenues are recorded on the trade date. Trading system revenues are net of amounts remitted to the Philadelphia Stock Exchange ("PHLX") pursuant to a September 1995 agreement between the PHLX and UTTC, whereby the PHLX agreed to employ the volume-weighted average pricing system ("eVWAP"(TM)) on its equity-trading floor.

Cash and Cash Equivalents

     The Company considers all cash and highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

Accounts Receivable and Concentration of Credit Risk

     Accounts receivable and other assets consist primarily of prepaid expenses at March 31, 2000, and of Gomez billed receivables at March 31, 1999. Accounts receivable includes accrued interest of $68,377 and $34,083 at March 31, 2000 and 1999, respectively, on the note receivable from The Dover Group, Inc. (see
Note 9- Related Party Transactions). One customer contributed approximately $735,000 (19%) and $185,000 (13%) of total revenues for the year ended March 31, 2000 and 1999, respectively. Three customers contributed approximately $86,250 (28%), $37,500 (17%), and $37,500 (12%) of total revenues for the year ended March 31, 1998.

     In the normal course of business, Ashton is involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon the Company's financial position. It is also the Company's policy to review, as necessary, the credit worthiness of each counter party and customer.

Capitalized Software Development Costs

     In accordance with AICPA Statement of Position ("SOP) No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/ operation stage are expensed as incurred. No internal-use software costs were incurred or capitalized in any of the periods presented in the consolidated financial statements.

     Ashton accounts for the costs of software to be marketed in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility of the product is obtained. Development costs incurred subsequent to technological feasibility are capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased or otherwise marketed. Amortization begins when the product is available for release to customers. The Company amortized software costs related to the eVWAP using the straight-line method over the estimated economic useful life of 18 months. Capitalized software development costs related to the eVWAP amounted to $61,375 and $224,686 for the years ended December 31, 1999 and 1998, respectively. Amortization of software development costs totaled $95,354, $190,707 and $196,974 for the years ended March 31, 2000, 1999, and 1998, respectively. The Company has not capitalized software development costs since the second quarter of fiscal 1999 when the application development stage of the eVWAP was completed, and all such costs were expensed by December 31, 1999.

Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the leasehold improvements.

Intangible Assets

     Intangible assets consist entirely of the purchase of the rights to www.VWAP.com in March 1999, and represents the fair market value of stock options paid in consideration for such rights. The fair market value of the stock options was calculated using a Black-Scholes option-pricing model. Amortization of intangible assets is provided on a straight-line basis over the estimated useful life of the asset, which is estimated at 18 months. Amortization expense of $39,042 was recognized during the year ended March 31, 2000. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has occurred.

Deferred Stock Issuance Costs

     Stock issuance costs of $282,117, representing costs incurred during the year ended March 31, 1999 in connection with the Gomez Series B Preferred stock offering completed in April 1999 were deferred and included in other assets on the consolidated balance sheet at March 31, 1999. These costs and an additional $329,781 of stock issuance costs incurred during the year ended March 31, 2000, were netted against the proceeds of $5,500,000 received from the offering.

Net Loss per Share

     Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. Diluted earnings per share is not presented for the years ended March 31, 2000, 1999 and 1998 because the Company has incurred net losses; therefore, the effect of the Company's dilutive securities is anti-dilutive in those years.

Advertising Expenses

     All advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2000, 1999 and 1998 amounted to approximately $79,700, $385,992 and $245,000, respectively.

UTTC Common Stock Reverse Split

     On April 7, 2000, the Board of Directors of UTTC approved a three-for-four reverse stock split, effective April 10, 2000. All references in the consolidated financial statements to UTTC common shares and common stock options have been adjusted retroactively for the split.

eMC Common Stock Reverse Split

     On April 13, 2000 the Board of Directors of eMC approved a 0.65-for-one reverse stock split, effective April 17, 2000. All references in the consolidated financial statements to eMC common shares have been adjusted retroactively for the split.


2.   DISCONTINUED OPERATIONS

     On November 4, 1997, Ashton sold its majority-owned subsidiary, Computer Science Innovations, Inc. ("CSI(R)"). CSI(R) was sold to a trust created by the CSI(R) leveraged ESOP for $1,723,000. The Company received $600,000 in cash, a $594,125 five-year 8 1/4% note, and the forgiveness of $528,875 due to CSI(R), which included $28,875 of accrued interest. As of March 31, 2000 and 1999 the outstanding balance of the note was $347,017 and $449,783, respectively.

     The March 31, 1998 consolidated financial statements reflect CSI(R)''s operations as discontinued operations in accordance with APB Opinion No. 30 - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The $385,930 loss from the sale CSI(R) has been reflected as a loss from the disposal of discontinued operations.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 100 Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101 Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB No. 100 became effective in November 1999 and SAB No. 101 is effective for periods beginning after March 15, 2000. The Company believes that the adoption of the guidance provided in SAB No. 100 and SAB No.101 will not have a material impact on its consolidated financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No.98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company adopted SOP No. 98-1 effective April 1, 1999. Adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires all costs associated with pre-opening, pre-operating, organization activities to be expensed as incurred. The Company has adopted SOP No. 98-5 effective April 1, 1999. Adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

4.    PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following as of March 31, 2000 and 1999:

                                                                                       Estimated
                                                          March 31,                   Useful Life
                                             ------------------------------------------------------
                                                  2000                   1999
                                             -------------         --------------
     Office equipment....................      $   169,092             $  196,999       3 - 5 years
     Computer equipment..................        1,468,891              1,466,306           3 years
     Furniture and fixtures..............          270,045                216,757           7 years
     Leasehold improvements..............          122,154                100,665     Term of lease
                                             -------------         --------------
                                                 2,030,182              1,980,727
     Less accumulated depreciation.......       (1,085,890)              (963,548)
                                             -------------         --------------
       Property and equipment, net.......      $   944,292             $1,017,179
                                             =============         ==============

     Depreciation and amortization expense related to property and equipment for the years ended March 31, 2000, 1999 and 1998 was approximately $677,000,
$477,00 and $327,000, respectively.   Depreciation and amortization expense for
the years ended March 31, 2000 and 1999 includes $334,171 and $89,679, respectively, of depreciation expense recorded on property and equipment of Gomez.


5.   SECURITIES AVAILABLE FOR SALE AND INVESTMENTS

     As of March 31, 2000, the Company's securities available for sale all have maturities of less than one year, and consist of the following:

                                                                               Gross            Gross
                                                                            Unrealized       Unrealized        Market
                                                             Cost              Gains           Losses          Value
                                                        -----------------------------------------------------------------
US Government & Government Agency Obligations                 $7,975,794    $       -         $56,434        $7,919,360
Corporate Debt Obligations                                     2,003,977            -          17,117         1,986,860
                                                        -----------------------------------------------------------------
                                                              $9,979,771    $       -         $73,551        $9,906,220
                                                        =================================================================

     The Company did not hold any securities at March 31, 1999.

     In November 1997, the Company entered into a strategic relationship with E.Com International, Inc. to support its goal of providing remote wireless access to its family of online transaction systems. The Company purchased 35,000 shares of E.Com common stock and warrants to purchase E.Com common stock at $3.00 per share in a private placement. On October 2, 1998, E.Com filed a Current Report on Form 8-K stating E.Com is exploring various alternative financing strategies, including private and public financing, selling assets and bank borrowings. Absent successful completion of such a financing, E.Com has indicated it will not have sufficient liquid assets to continue its operations. Since E.Com has made no subsequent filings to update its situation, the Company wrote off its entire investment of $105,000 during the year ended March 31, 1999. The loss is recorded as a component of other income/expense in the March 31, 1999 consolidated statement of operations.

6.   EXCHANGE MEMBERSHIPS

     In March 1999, REB purchased a PHLX membership seat with options trading privileges. Ashton issued 100,000 restricted shares of its common stock for consideration for the PHLX seat. Based upon the market value of the common stock on March 19, 1999, the Company recorded the total $196,900 acquisition price of the PHLX membership as an asset. The acquisition cost approximated the bid/offer price range of a PHLX membership seat at the time of purchase. In January 2000, Croix purchased a PHLX membership seat for $69,752 in cash. Both exchange memberships are recorded at cost and are evaluated periodically for impairment in value. If an other than temporary impairment is considered to have occurred, the membership will be recorded at a value that reflects management's estimate of the impairment.


7.   STOCKHOLDERS' EQUITY

Series F Convertible Preferred Stock

     On August 18, 1999 (the "Issue Date"), Ashton completed a private placement for the sale of 20,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred") with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of Ashton's common stock for gross proceeds of $20,000,000. Each share of the Series F Preferred is convertible into a number of shares of Ashton's common stock equal to the stated value plus a premium of up to 9% per annum, divided by a conversion price. The conversion price of the Series F Preferred is the lesser of $10.79 or the average of the five lowest closing bid prices during the 22 trading days preceding conversion. Prior to February 17, 2000, the conversion price was $7.85 (the "Floor Price") for all conversions that took place on days where the common stock traded below the Floor Price. Beginning on February 18, 2000, the Series F Preferred is subject to redemption, at Ashton's option, if the market price of the common stock is below $7.35 on the conversion date. During the year ended March 31, 2000, 12,000 shares of the Series F Preferred were converted into 2,192,412 shares of Ashton common stock, including 70,884 shares deemed as dividends. The Company also accrued dividends in arrears of $448,767 to reflect the 9% premium on the remaining Series F Preferred from the Issue Date through March 31, 2000.

     The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. The fair value of the warrants, or $645,000, was recorded as a dividend to the holders of the Series F Preferred on the Issue Date.

     On January 1, 2000, Ashton imposed a "blackout" on sales of Ashton common stock by the Series F Preferred investors pursuant to a registration rights agreement dated August 18, 1999 between Ashton and the Series F Preferred investors. As a result of the blackout, which was effective for the period from January 10, 2000 through February 28, 2000, the Series F Preferred investors agreed not to make sales of Ashton common stock issued upon conversion of the Series F Preferred stock and exercise of the warrants. Additionally, as a result of the blackout, the conversion price on subsequent conversions of 6,000 shares of the Series F Preferred stock was adjusted to equal the lesser of $5.6563 and the conversion price that would otherwise be in effect on the date of any such conversions.

UTTC Series TK Convertible Preferred Stock

     On June 4, 1999, UTTC completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC Series TK Preferred Stock") and warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share. The fair value of the warrants will be recorded as a dividend to the holders of the Series TK Preferred as of the vesting dates of the warrants. Such vesting will begin during the fiscal year ending March 31, 2001. Gross proceeds received by UTTC from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC Series TK Preferred Stock is convertible into 7.5 shares of UTTC common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of Ashton common stock. The UTTC Series TK Preferred Stock is presented as a minority interest on the March 31, 2000 consolidated balance sheet at its liquidation preference of $2,000,000. As a result of the UTTC Series TK Preferred stock liquidation preference, the balance has not been reduced by any portion of the net losses of UTTC.

UTTC Series KW Convertible Preferred Stock

     On January 12, 2000, UTTC completed a private placement of 123,240 shares of its Series KW Convertible Preferred Stock ("Series KW Preferred"), resulting in gross proceeds of $3,000,000. The Series KW Preferred has a liquidation value of $24.34275 per share, or $3,000,000. Upon the completion of an initial public offering of the common stock of UTTC or upon a change in control, and until December 2004, each share of Series KW Preferred is convertible into 7.5 shares of UTTC common stock. If UTTC has not completed an initial public offering by December 31, 2001, holders of the Series KW Preferred may exchange up to 41,080 shares of Series KW Preferred, each for 3.477 shares of Ashton common stock, and up to 41,080 shares of Series KW Preferred at an exchange ratio equal to the liquidation value per share divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. Additionally, Ashton, UTTC, and the holders of the Series KW Preferred agreed that if, within thirty days of KAA completing an initial public offering of its securities, UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering, the holders of the Series KW Preferred may then, and at any time thereafter for so long as UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering of its securities, exchange up to 41,080 shares of Series KW Preferred for shares of Ashton common stock at an exchange ratio equal to the liquidation value per share of the Series KW Preferred divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. The UTTC Series KW Preferred Stock is presented as a minority interest on the March 31, 2000 consolidated balance sheet at its liquidation preference of $3,000,000. As a result of the UTTC Series KW Preferred stock liquidation preference, the balance has not been reduced by any portion of the net losses of UTTC.

Private Equity Agreement, Series D and E Preferred Stock

     On April 3, 1998 (the "Subscription Date"), Ashton entered into the Private Equity Line of Credit Agreement with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to Ashton. On the Subscription Date, the Private Equity Investors purchased three shares of Series D Convertible Preferred Stock (the "Series D Preferred"), with a liquidation preference of $1,000,000 per share, for an aggregate purchase price of $3,000,000. On July 15, 1998, the Private Equity Investors also purchased two shares of Series E Convertible Preferred Stock (the "Series E Preferred") with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The conversion price of the Series D Preferred was equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the "Market Price"). The conversion price of the Series E Preferred was equal to 80% of the Market Price. Each share of the Series D Preferred and Series E Preferred (i) ranked pari passu with the other authorized preferred stock of Ashton and (ii) was entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. During the fiscal year ended March 31, 1999 all of the outstanding shares of the Series D Preferred were converted into 2,863,521 shares of common stock, and the shares of the Series E Preferred were converted into 1,567,058 shares of common stock.

     Also on the Subscription Date, the Private Equity Investors received warrants to purchase up to an aggregate of 250,000 shares of common stock and on July 15, 1998, received additional warrants to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the warrants, or $230,800 was recorded as a dividend to the holders of the Series D and Series E Preferred. The warrants, which were exercisable for a period of five years, were exercised in May 1999. As a result of the exercise, the Company received gross proceeds of $1,601,450 and issued 350,000 shares of common stock.

     Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, Ashton was entitled to Put to the Private Equity Investors shares of the common stock for an aggregate Put price of $13,000,000. The Put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven day period beginning three days before and ending three days after Ashton gave notice of a Put. During the fiscal year ended March 31, 1999, Ashton exercised six Puts in the aggregate amount of $7,250,000, and issued 4,810,788 shares of common stock in connection with the Puts. During the year ended March 31, 2000, the Private Equity Investors fulfilled their remaining commitment to Ashton under the Private Equity Agreement when Ashton exercised four Puts in the aggregate amount of $5,750,000, and issued 696,570 shares of common stock.

     On the Subscription Date, Ashton paid the placement agent, a fee of (i) $150,000, (ii) 0.15 shares of Series D Preferred, (iii) a warrant, on the same terms as the warrants issued to the Private Equity Investors, to purchase up to 190,000 shares of common stock, (iv) 20,000 shares of common stock and (v) attorneys fees of

$30,000. On July 15, 1998, Ashton paid the placement agent, $100,000 and 0.1 share of Series E Preferred and a warrant to purchase up to 60,000 shares of common stock, on the same terms as the warrant issued on the Subscription Date. In addition, on the completion of each Put by Ashton pursuant to the Private Equity Agreement, Ashton agreed to pay the placement agent an amount equal to 5% of the proceeds of each such Put. Payments of $287,500 and $362,500 were made in the years ended March 31, 2000 and 1999, respectively in connection with the agreement. Of the total 250,00 warrants issued to the placement agent in connection with the Series D and E Preferred, 30,000 were exercised in August 1999 for total proceeds of $137,400.

Series C Preferred Stock

     On January 27, 1998, Ashton completed the sale of 100,000 shares of the Series C Convertible Preferred Stock to a group of foreign investors (the "Series C Investors"), with a liquidation preference of $10.00 per share (the "Series C Preferred"), for an aggregate purchase price of $1,000,000. Holders of shares of Series C Preferred had the right to convert each share of Series C Preferred into one share of Ashton common stock at the defined floating conversion price, which amounted to an average $1.68 per share. The Series C Investors also received warrants exercisable into an aggregate of 100,000 shares of Ashton common stock at an average exercise price of $1.71 for a period of five years. The Company paid fees to the placement agent of the Series C Shares as follows: 5,000 Series C Shares, $50,000, and a warrant to purchase 100,000 shares at $1.70. As of March 31, 1998, 50,000 shares of the Series C Shares were converted into 281,071 shares of common stock. In April 1998, the remainder of the shares Series C Preferred were converted into 314,342 shares of common stock. The 200,000 warrants issued in connection with the Series C Preferred were exercised in April and July 1999, resulting in proceeds of $342,568 to Ashton for the issuance of 200,000 shares of common stock.

Series A and B Preferred Stock

     On September 18, 1997, Ashton commenced a private offering and exchange offer pursuant to which it offered to certain investors (i) shares of its Series A Convertible PIK Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series A Preferred"); (ii) shares of its Series B Convertible Preferred Stock (with a liquidation preference of $10.00 per share) (the "Series B Preferred"); and (iii) the opportunity to exchange up to $3,000,000 of convertible and non-convertible notes previously issued by UTTC for up to 300,000 shares of its Series B Preferred (the "Exchange Offer"). The Series A Preferred paid cumulative dividends semi-annually at an annual rate of $0.50 per share and was payable in cash or additional shares of Series A Preferred until February 15, 2000. Each holder of shares of Series A Preferred had the right to convert each share of Series A Preferred into: (i) ten shares of Ashton common stock; and (ii) one warrant to purchase 2.25 shares of the common stock of UTTC, par value $0.01 per share, with an exercise price of $1.00 per share, subject to adjustment. The Series B Preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of shares of Series B Preferred has the right to convert each share of Series B Preferred into: (i) six shares of Ashton common stock; and (ii) one warrant to purchase 1.5 shares of UTTC common stock, at an exercise price of $1.00 per share, subject to adjustment.

     The Company sold 250,000 shares of its Series A Preferred at $10.00 per share, and realized gross proceeds of $2,500,000. The Series A Preferred offering closed on January 15, 1998. The Company closed the Exchange Offer transaction after receiving the tender of $2,975,000 of the UTTC notes, for which the Company issued 297,500 shares of Series B Preferred Stock. The Company sold 290,000 shares of its Series B Preferred Stock at $10 per share during the years ended March 31, 1999 and 1998. The Company realized gross proceeds of $2,900,000.

     The Company issued a total of 1,969 additional shares of its Series A Preferred as PIK dividends, and paid cash dividends of $83,223 and $59,507 on the Series A Preferred during the years ended March 31, 2000 and 1999, respectively. The Company paid cash dividends of $452,606 and $259,555 on the Series B Preferred during the years ended March 31, 2000 and 1999, respectively. As of March 31, 1999, dividends in arrears included $7,308 for the Series B Preferred.

     During the years ended March 31, 2000 and 1999, 125,219 and 126,750 shares of the Series A Preferred, respectively, were converted into a total of 2,518,440 shares of Ashton common stock. By August 1999, all shares of the Series A Preferred Stock had been converted into common stock. In the years ended March 31, 2000 and 1999, 353,300 and 175,000 shares, respectively, of the Series B Preferred were converted into a total of 3,169,800 shares of Ashton common stock.

     During the years ended March 31, 1999 and 1998, the Company realized gross proceeds of $9,425,000 from the sale of the Series A Preferred, the Series B Preferred and the Series C Preferred. After deducting issue costs of approximately $1,445,000, the Company received net proceeds of $7,980,000.

Beneficial Conversion Feature of Preferred Stocks

     At the time of issuance, the Series A, Series B, Series C, Series D, and Series E Preferred Stock was convertible at prices below the market value of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying Common Stock multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize that return. At March 31, 1999, the beneficial conversion feature amounted to $1,643,900, $2,695,436, $349,943, $1,180,549, and $607,087 for the Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred, and Series E Preferred, respectively. At March 31, 1998, the beneficial conversion feature amounted to $1,643,900, $212,637, and $343,943 for the Series A Preferred, Series B Preferred, and Series C Preferred, respectively. No additional beneficial conversion features were recognized in the year ended March 31, 2000.

Deferred Consulting Expense

     In February 1998, Ashton entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby Ashton issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. In August 1998, Ashton amended the consulting agreement with Continental and issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, Ashton recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. The consulting cost was amortized over the revised one-year term of the agreement. For the years ended March 31, 2000, 1999, and 1998, Ashton charged $285,208, $569,730, and $39,844 respectively, to operations for the amortization of deferred consulting expenses related to the original and amended consulting agreements.

Underwriters' Warrants

     Warrants that were issued to the underwriters of Ashton's initial public offering in May 1996 were exercised on a cashless basis during June 1999 and 100,555 shares of common stock were issued.

Public Warrants

     Ashton has registered an aggregate of 3,232,500 publicly tradable warrants. The holders of each of these warrants is entitled, upon payment of the exercise price of $5.85, to purchase one share of common stock. Unless previously redeemed, the warrants are exercisable at any time during the five-year period ending May 2, 2002, provided that a current prospectus relating to the underlying common stock is in effect and the shares are qualified for sale or exempt from qualification under applicable securities laws.

     Commencing May 2, 1997, the warrants may be redeemed by the Company at a price of $.25 per warrant, if the trading price for the common stock on The Nasdaq National Market is equal to or exceeds $6.75 per share for twenty 20 consecutive trading days. The Company must give each warrant holder thirty days notice if it intends to redeem any or all of the warrants. If Ashton gives notice of its intention to redeem any of the warrants, the warrant holders' right to exercise their warrants will be forfeited unless they exercise their warrants prior to the date on the notice of redemption. The decision to redeem
the warrants is at the discretion of Ashton's Board of Directors.   During the
year ended March 31, 2000, 5,200 of the public warrants were exercised for proceeds of $30,420.

Gomez Exchange Agreement

     On January 22, 1999, an Exchange Agreement was entered into by and between Gomez, Ashton, certain individuals affiliated with Gomez, and certain individuals affiliated with Ashton. Pursuant to the Exchange Agreement:

     . Ashton exchanged all of its rights and interest in $1,475,000 of loans made by Ashton to Gomez for an additional 59,000 shares of Gomez common stock and subsequently exchanged all 60,000 shares of Gomez common stock that it held for 4,905 shares of Gomez Series A Preferred Stock (each of which is convertible into 1,000 shares of Gomez common stock);

     . Julio Gomez, John Robb, and Dr. Alexander Stein (collectively "The Gomez Founders") exchanged options to purchase 3,000,000 shares of Gomez common stock and paid $.01 per share for 2,103,000 shares of Gomez common stock;

     . The Gomez Founders exchanged options to purchase 2,000,000 shares of Gomez common stock for options to purchase 3,003,000 shares of Gomez common stock at $.011 per share pursuant to the Gomez 1999 Long-Term Incentive Plan; and

     . Certain officers and directors of Ashton exchanged options to purchase 1,500,000 shares of Gomez's common stock and paid $.01 per share for 1,631,000 shares of restricted Gomez common stock.

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

8.   RELATED PARTY TRANSACTIONS

     The Company utilizes the Dover Group, Inc. for consulting services related to the Company's financings and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. For the years ended March 31, 2000, 1999 and 1998, the Company paid consulting fees to Dover amounting to $180,000, $235,000 and $125,000, respectively.

     In 1997, the Company retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. The Company paid consulting fees to Adirondack amounting to $120,000 in each of the years ended March 31, 2000 and 1999, and $115,000 in the year ended March 31, 1998. In April 1999, Gomez paid a fee of $50,000 to Adirondack for its assistance in structuring the private placement of the Gomez Series B Preferred Stock. The Company paid Adirondack $287,500 and $362,500 in the years ended March 31, 2000 and 1999, respectively, pursuant to the Private Equity Line of Credit Agreement. Additionally, the Company has paid Adirondack $300,000 (an amount equal to 5% of the proceeds from the sale of the Series C Preferred, the Series D Preferred and the Series E Preferred) and an option to purchase 600,000
shares of common stock at $1.875 per share.   Effective April 1, 1999, Mr.
Gothner began receiving a monthly board retainer.

     During 1998, the Company retained Richard Butler, a member of the Company's Board of Directors, to provide strategic marketing services. For the years ended March 31, 1999 and 1998, the Company paid $90,000 and $7,500, respectively, in consulting fees to Richard Butler under that arrangement. Effective April 1, 1999, the arrangement was terminated, and Mr. Butler began receiving a monthly board retainer.

     In 1997, the Company retained Wyndham Capital Corporation to provide investment banking and financial advisory services. Thomas G. Brown, a member of the Company's Board of Directors, is the President and Managing Director of Wyndham. The Company paid $25,000 in consulting fees to Wyndham during the year ended March 31, 2000, and $60,000 in consulting fees and $120,000 pursuant to the sale of equity in the year ended March 31, 1999 under this agreement. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer upon his election to the Board.

     On May 1, 1997, David N. Rosensaft ("Rosensaft") commenced an action in the U.S. District Court for the Southern District of New York captioned Rosensaft v. The Ashton Technology Group, Inc., et al, No. 97 Civ. 3138 ("the Rosensaft lawsuit"). On January 14, 1998, the Company entered into an agreement with Dover and Fredric W. Rittereiser (the Company's Chief Executive Officer and a director of the Company), whereby Dover and Mr. Rittereiser agreed to reimburse $413,980 in legal costs associated with the Rosensaft lawsuit to the Company to the extent such costs were not covered by the Company's directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC stock as collateral in support of their agreement to pay the legal costs.

The Company has submitted a claim to its insurance carrier in the full amount of such legal costs. To date, the Company and its insurance carrier have not reached agreement as to whether the legal costs are covered by the Company's directors' and officers' liability insurance policy. On March 4, 1998, the U.S. District Court entered an order awarding damages against Dover and Mr. Rittereiser in the amount of approximately $1,200,000. On April 7, 1998, the Company's Board of Directors, after due deliberation, concluded that the Company and its UTTC subsidiary derived mutual benefit from the Rosensaft settlement by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1,200,000 settlement amount. Separately, UTTC agreed to fund one-third of the Rosensaft settlement amount. On April 8, 1998, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual rate of 9%, for thirty months. In exchange for the loan to satisfy the Rosensaft settlement, Dover pledged 300,000 shares of Ashton's common stock under its control and entered into a Promissory
Note in favor of Ashton. On February 15, 2000 Ashton released 236,500 of the 300,000 collateral shares based on the fair value of those shares at the time. The loan is included in notes receivable on the consolidated balance sheets at March 31, 2000 and 1999.

9.   STOCK OPTION PLANS

Ashton Stock Option Plans

     In July 1998, Ashton's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan"). A total of 6,450,000 shares for which options may be granted were reserved pursuant to the 1998 Plan. In November 1998, the Ashton's Board of Directors adopted the 1999 Stock Incentive Plan (the "1999 Plan"). A total of 2,550,000 shares for which options may be granted were reserved pursuant to the 1999 Plan. Under the 1998 Plan and the 1999 Plan, stock options have been granted to officers, directors, employees and others who provided services to Ashton.

     All stock options granted by Ashton include provisions for: (i) forfeiture in the event the employee dies or ceases to be in the employment of Ashton or one of its subsidiaries during the first year of employment; and (ii) immediate
vesting upon a merger, consolidation or change of control of the Company.   In
January 2000, Ashton filed Forms S-8 to register 774,009 and 266,027 shares under the 1998 Plan and the 1999 Plan, respectively.

     A summary of the status of Ashton's stock options outstanding as of March 31, 2000, 1999 and 1998 is as follows:

                                            March 31, 2000                       March 31, 1999                March 31, 1998
                                        ----------------------------------------------------------------------------------------
                                                      Weighted-                          Weighted                     Weighted-
                                                       Average                           -Average                      Average
                                          Options     Exercise           Options         Exercise          Options    Exercise
                                        Outstanding     Price          Outstanding         Price         Outstanding    Price
                                        ----------------------------------------------------------------------------------------
Outstanding at beginning of year.....     7,682,500        $2.19         1,790,000        $2.99           450,000       $6.28
Cancelled during the year............       (66,000)        6.01            (2,500)        1.88                --          --
Exercised during the year............      (810,584)        2.04                --           --                --          --
Granted during the year..............     1,648,250         9.33         5,895,000         1.95         1,340,000        1.88
                                        ----------------------------------------------------------------------------------------
Outstanding at end of year...........     8,454,166        $3.58         7,682,500        $2.19         1,790,000       $2.99
                                        ========================================================================================

     The following table summarizes information about Ashton's stock options outstanding and exercisable at March 31, 2000:

                                         Options Outstanding                                  Options Exercisable
                               --------------------------------------------------------------------------------------------
Range of                                 Weighted-Average             Weighted                               Weighted
Exercise                 Options             Remaining                Average             Options             Average
 Prices                Outstanding       Contractual Life          Exercise Price       Exercisable        Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$  1.43 - 2.85           6,151,916         3.3 years                  $ 1.90           5,656,916              $ 1.90
$  2.86 - 4.27             590,000         4.6 years                    3.51             370,000                3.80
$  4.28 - 5.70             100,000         4.7 years                    5.50                 ---                 ---
$  5.71 - 7.12             100,000         4.6 years                    6.42                 ---                 ---
$  7.13 - 8.55             200,000         4.6 years                    7.88                 ---                 ---
$  8.56 - 9.97             471,250         4.8 years                    9.56              41,250                8.60
$ 9.98 - 11.40             741,000         4.2 years                   10.49             612,000               10.50
$11.41 - 14.25             100,000         6.2 years                   14.25             100,000               14.25
                      -----------------------------------------------------------------------------------------------------
                         8,454,166         3.7 years                  $ 3.58           6,780,166              $ 3.00
                      =====================================================================================================

     Stock options granted to third parties generally vest immediately and have
a maximum exercise term of five years.   Ashton recognizes a non-cash
compensation charge for options granted to third parties in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. The assumptions used to calculate the fair values of options issued to third parties include: (i) a risk-free interest rate of 6.0%, (ii) an expected life of five years, (iii) expected stock volatility of 20%, and (iv) expected stock dividends of zero. During the years ended March 31, 2000, 1999 and 1998, Ashton recognized non-cash compensation expense of $324,252, $497,876 and $1,804,917, respectively, for Ashton options granted to third parties.

UTTC Stock Option Plan

     In October 1999, UTTC's Board of Directors adopted the 1999 UTTC Stock Option Plan, pursuant to which UTTC issued stock options to its employees and third parties. A summary of the status of the UTTC stock options outstanding as of March 31, 2000, 1999 and 1998 is as follows:

                                            March 31, 2000                       March 31, 1999                March 31, 1998
                                        -----------------------------------------------------------------------------------------
                                                      Weighted-                          Weighted                     Weighted-
                                                       Average                           -Average                      Average
                                          Options     Exercise           Options         Exercise          Options    Exercise
                                        Outstanding     Price          Outstanding         Price         Outstanding    Price
                                        -----------------------------------------------------------------------------------------
Outstanding at beginning of year.....     1,676,250      $1.45           300,000          $2.00              --           $  --
Cancelled during the year............            --         --                --             --              --              --
Exercised during the year............            --         --                --             --              --              --
Granted during the year..............     5,001,938       2.37         1,376,250           1.33         300,000            2.00
                                        -----------------------------------------------------------------------------------------
Outstanding at end of year...........     6,678,188      $2.14         1,676,250          $1.45         300,000           $2.00
                                        =========================================================================================

     The following table summarizes information about UTTC stock options outstanding and exercisable at March 31, 2000:

                                         Options Outstanding                                  Options Exercisable
                               --------------------------------------------------------------------------------------------
Range of                                 Weighted-Average             Weighted                               Weighted
Exercise                 Options             Remaining                Average             Options             Average
 Prices                Outstanding       Contractual Life          Exercise Price       Exercisable        Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$1.33-1.50             1,460,000             3.2 years             $     1.33             970,833                1.33
$     2.00             3,958,750             4.6 years                   2.00             300,000                2.00
$     3.50             1,259,438             4.8 years                   3.50                 ---                 ---
                    -------------------------------------------------------------------------------------------------------
                       6,678,188             4.5 years                   2.14           1,270,833                1.49
                    =======================================================================================================

     UTTC stock options granted to third parties generally vest immediately and
have a maximum exercise term of five years.   UTTC recognized a non-cash
compensation charge for options granted to third parties in compliance with SFAS No. 123. The assumptions used to calculate the fair values of options issued to third parties include: (i) a risk-free interest rate of 6.0%, (ii) an expected life of five years, (iii) expected stock volatility of 0%, and (iv) expected stock dividends of zero. During the years ended March 31, 2000, 1999 and 1998, UTTC recognized non-cash compensation expense of $27,117, $0 and $0, respectively, for UTTC options granted to third parties.

SFAS No. 123 Disclosures

     The Company has elected to apply APB Opinion No. 25 and related
interpretations in accounting for stock options issued to employees.   If the
Company had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                  As Reported                                        Pro Forma
                --------------------------------------------------------------------------------------------------
                             For the year ended March 31,                      For the year ended March 31,
                     2000             1999            1998               2000             1999            1998
                --------------------------------------------------------------------------------------------------
Net loss          $(6,231,648)    $(14,276,485)    $(8,674,902)   $(12,035,300)       $(21,755,046)    $(8,674,902)

Loss per share    $     (0.32)    $      (1.80)    $     (1.46)   $      (0.55)       $      (2.48)    $     (1.46)
                --------------------------------------------------------------------------------------------------

The Company's assumptions used to calculate the fair values of options issued to employees include: (i) a risk-free interest rate of 6.9%, (ii) an expected life of five years, (iii) expected stock volatility of 20%, and (iv) expected stock dividends of zero.


10.  BENEFIT PLANS

     The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. Certain officers of the Company serve as trustees of the plan. The Company may make discretionary contributions. The Company made no contributions during the years ended March 31, 2000, 1999 and 1998.

     The Company maintains life insurance policies on its key officers and employees in the aggregate amount of $13,000,000.

11.  SEGMENT INFORMATION

     Prior to December 31, 1999, when Ashton's ownership of Gomez was reduced to below 50%, Ashton's continuing operations were classified in two primary business segments: (i) trading systems and (ii) Gomez.

     Gomez Advisors, Inc. ("Gomez") was formed in May 1997 as a subsidiary of the Company to provide independent advice with respect to online investing and provide clients in the financial services industry with consulting advice concerning the use of the Internet as a tool for establishing electronic client relationships, marketing, and the interactive distribution of securities.

     The following summarized financial information is by business segment, and includes Gomez financial data for the nine months ended December 31, 1999, the year ended March 31, 1999 and the period from inception (May 1997) through March 31, 1998. Trading systems financial data is included for the three years ended March 31, 2000.

                                                                         For the year March 31,
                                                           ----------------------------------------------
                                                              2000               1999            1998
                                                           -----------       -----------      -----------
Revenues:
    Gomez.........................................         $ 3,836,949       $ 1,434,438      $   313,659
    Trading systems...............................              32,135               ---              ---

Loss from operations:
    Gomez.........................................          (5,372,315)       (5,842,921)        (189,978)
    Trading systems...............................            (859,333)       (8,474,567)      (8,155,464)

Depreciation and amortization:
    Gomez.........................................             334,171            89,676           10,282
    Trading systems...............................             381,785           425,561          316,454
                                                           -----------       -----------      -----------
                                                               715,956           515,240          326,736
Non-cash compensation charges:
    Gomez.........................................                  --         4,864,860               --
    Trading systems...............................             351,369         1,067,606        1,844,761
                                                           -----------       -----------      -----------
                                                               351,369         5,932,466        1,844,761
                                                                     March 31,
                                                           -----------------------------
                                                              2000               1999
                                                           -----------       -----------
Current assets:
    Gomez.........................................         $        --       $   290,849
    Trading systems...............................          25,839,570         2,797,246
                                                           -----------       -----------
                                                            25,839,570         3,088,095
Total assets:
    Gomez.........................................                  --         1,090,761
    Trading systems...............................          31,023,911         4,562,976
                                                           -----------       -----------
                                                            31,023,911         5,653,737
Total stockholders' equity:
    Gomez.........................................                  --           388,801
    Trading systems...............................          25,162,607         4,056,177
                                                           -----------       -----------
                                                            25,162,607         4,444,978

     Since December 31, 1999, the Company has operated solely in the trading systems business segment. Management continually reassesses its reported business segments.

12.  INCOME TAXES

     The Company has net operating loss carryforwards at March 31, 2000 of approximately $32,380,000, which will expire between 2011 and 2020, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles and non-qualified options exceeds the basis for financial reporting purposes by approximately $8,532,000. The carryforwards and the temporary difference result in a deferred tax asset of approximately $16,819,000 and $11,114,000 at March 31, 2000 and 1999, respectively, for which the Company has provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit.

                                                                 March 31, 2000              March 31, 1999
                                                               -------------------      ----------------------
          Net operating loss carryforward...................          $ 12,952,000                $  7,247,000
          Basis of intangible asset.........................               540,000                     540,000
          Grant of non-qualified options....................             3,327,000                   3,327,000
          Valuation allowance...............................           (16,819,000)                (11,114,000)
                                                              --------------------      ----------------------
             Deferred tax asset.............................          $        ---                $        ---
                                                              ====================      ======================

     The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

                                                                                       Year ended March 31,
                                                                       -------------------------------------------------------------
                                                                                2000                  1999              1998
                                                                       -------------------------------------------------------------
          Tax benefit computed at the federal statutory rate of 34%         $(2,119,000)          $(4,854,000)        $(2,885,000)

          Permanent difference:  tax effect of Gomez                         (3,586,000)                   --                  --

          Change in valuation allowance                                       5,705,000             4,854,000           2,885,000
                                                                      --------------------------------------------------------------
                                                                       $            ---     $              ---   $            ---
                                                                      ==============================================================

     Ashton, UTTC, International, eMC, REB and Croix filed a consolidated federal income tax return for the years ended March 31, 1999 and 1998, and will file a consolidated federal income tax return for the year ended March 31, 2000 in fiscal 2001. Gomez filed separate federal tax returns. In 1999, Ashton entered into an agreement with UTTC and its subsidiaries which provides that any member of the group, which has taxable income, must compensate any other member for the use of net operating losses and tax credits.


13.  COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

Lease Commitments

     On December 23, 1999, the Company entered into a ten-year lease for approximately 11,000 square feet of office space in Philadelphia, Pennsylvania. This location will become the principal offices of the Company. It is anticipated that the Company will relocate to the new office space in July 2000.

     The Company leases approximately 10,000 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103 pursuant to a lease expiring in May 2005. This location will maintain the Company's technology group.

     The leases are subject to escalation for the Company's share of increases in real estate taxes and other operating expenses. In addition, the company leases office facilities in other cities on a month-to-month basis. Future minimum operating lease payments under those agreements are as follows:


     Year ending March 31,
               2001                      $  385,068
               2002                         384,604
               2003                         390,524
               2004                         396,440
               2005                         402,356
               Thereafter                 1,501,156
                                         ----------
          Total                          $3,460,148

     Rent expense for the years ended March 31, 2000, 1999 and 1998 totaled approximately $493,993, $265,000, and $253,000, respectively, including rent for the Gomez office location in Lincoln, Massachusetts through December 31, 1999.

Revolving Line of Credit Agreement

     In December, 1999, the Company entered into a $1,500,000 revolving line of credit agreement with Merrill Lynch Business Financial Services, Inc. Under the terms of the loan agreement, interest on any outstanding balances will be paid monthly at an annual rate equal to 2.65% plus the 30-Day Dealer Commercial Paper Rate as published by the Wall Street Journal. The Company has pledged securities with a market value of $2,561,649 at March 31, 2000 as collateral for the line of credit. There was no outstanding balance under the agreement at March 31, 2000.

Subordinated Loan Agreement

     On March 31, 2000, Ashton agreed to advance $2,000,000 to Hudson Knights Securities, LLC under a revolving subordinated loan agreement. The loan is payable on March 31, 2001, and interest, payable at a rate of 15%, is due at maturity. The $2,000,000 loan is included in the current portion of notes receivable on the March 31, 2000 consolidated balance sheet.

PHLX eVWAP Agreement

     In September 1995, UTTC entered into an agreement with the PHLX whereby the PHLX has agreed to employ UTTC's eVWAP on its equity-trading floor. In connection with this agreement, UTTC was required to assume up to $200,000 of the PHLX's initial technology development costs in implementing the eVWAP. These costs are reflected in the consolidated statement of operations for the year ended March 31, 2000. UTTC is also required to contribute to a PHLX administered "claim fund" for potential claims relating to the eVWAP operations.

Rosensaft Settlement

     On May 29, 1998, Rosensaft served Ashton with a complaint in the U.S. District Court for the Southern District of New York, entitled Rosensaft vs. ATG and UTTC, No. 98 Civ 3681, alleging claims against Ashton and its subsidiary, UTTC, for breach of fiduciary duty to Rosensaft as a minority shareholder of UTTC, for invalid amendments to the certificates of incorporation of UTTC and Ashton, invalid issuance of UTTC common stock to Ashton, and improper issuance of additional shares of UTTC common stock to Ashton. The relief sought by Rosensaft was: (i) 450,000 shares of UTTC common stock or damages to be determined at trial, but not less than $2,000,000; (ii) an order revoking or canceling the issuance of additional shares of UTTC common stock in excess of the 10 million shares authorized by UTTC's original Certificate of Incorporation; and (iii) an order revoking or canceling the issuance of approximately 19,000,000 additional shares of UTTC common stock to the Company; and (iv) other damages to be determined at trial. On March 22, 1999, the Company and Rosensaft entered into a settlement agreement whereby the Company agreed to, among other considerations, issue 312,475 additional shares of UTTC common stock to Rosensaft and to reimburse Rosensaft $47,500 for legal expenses. The parties also executed comprehensive mutual releases as between each other. While the Company believed Rosensaft's claims were without merit and that the Company would have prevailed at trial, the Board of Directors of Ashton and UTTC believed the cost of litigation would have significantly exceeded the costs associated with the settlement. Therefore, the Board of Directors of Ashton and UTTC agreed to the settlement to avoid significant additional legal costs and the management distraction associated with such litigation.

Alliant Techsystems, Inc

     On October 22, 1997, the Company filed a complaint against Alliant Techsystems, Inc. ("Alliant") in the Court of Common Pleas, County of Philadelphia, Pennsylvania for damages and Alliant's failure to perform its obligations under a contract with the Company. The Company also filed a second complaint against Alliant for breach of warranty for additional problems it encountered while testing the products Alliant produced under that contract. Alliant filed counterclaims totaling $292,000. On November 23, 1998 judgements were rendered in favor of the Company in the amount of $316,000 (plus accrued interest of approximately $28,000) that resolved both of the complaints Ashton filed against Alliant, and dismissed Alliant's counterclaims against the Company.


14.  NET CAPITAL REQUIREMENTS

     As registered broker-dealers, Croix and REB are subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

     Both Croix and REB are required to maintain minimum net capital of $5,000.

     As of March 31, 2000, Croix had net capital of $143,509, which exceeded minimum net capital requirements by $138,509, and REB had net capital of $116,757, which exceeded minimum net capital requirements by $111,757.

15.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                                               Quarter Ended
                                                          --------------------------------------------------------
                                                            March 31    December 31    September 30     June 30
                                                          --------------------------------------------------------
Year ended March 31, 2000
Revenues................................................  $       518   $ 2,012,693    $ 1,057,508   $   798,365
Net income (loss) from continuing operations............      123,608     1,115,292     (4,695,074)   (2,775,474)
Net income (loss) per share from continuing operations..         0.00          0.03          (0.23)        (0.13)
Year ended March 31, 1999

Revenues................................................      354,602       427,884        208,390       443,562
Net loss from continuing operations.....................   (3,296,576)   (1,978,003)    (7,229,723)   (1,813,186)
Net loss  per share from continuing operations..........        (0.48)        (0.20)         (0.99)        (0.13)

Year ended March 31, 1998

Revenues................................................      153,909       159,750             --            --
Net loss from continuing operations.....................   (5,147,068)   (1,668,506)      (986,864)     (543,004)
Net loss per share from continuing operations...........        (0.99)        (0.22)         (0.13)        (0.07)

16.  SUBSEQUENT EVENTS

     On April 20, 2000, Gomez filed a registration statement for an initial public offering of its common stock. As of March 31, 2000, Ashton's investment in Gomez consisted of 4,405 shares of Series A Preferred Stock, which will automatically be converted into 4,405,000 shares of Gomez common stock upon completion of Gomez's initial public offering.

     On April 18, 2000 eMC acquired all of the outstanding capital stock of E-Trustco.com Inc. for 2,000,000 shares of eMC's common stock. E-Trustco will initially be operated as a wholly owned subsidiary of eMC. eMC and E-Trustco will be headquartered in Hartford, CT. As an electronic trust company, E-Trustco will provide eMC an electronic, professionally managed investment advice program-in the form of multi-manager wrap-fee accounts - to market to its business partners. The program will also include online objective financial advisory services. As of March 31, 2000, Ashton and Ashton's management owned 100% of the voting equity of eMC. As a result of the acquisition of E-Trustco, Ashton and Ashton's management own 78% of the voting equity of eMC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Exhibits

 Exhibit
 -------
   No.                                      Description *
   ---                                      -----------
 2       Agreement and Plan of Reorganization, dated as of October 25, 1995, among Ashton, Universal Trading Technologies Corp. ("UTTC"), Robert
         A. Eprile ("Eprile"), David N. Rosensaft ("Rosensaft"), The Dover
         Group, Inc. ("Dover") and Medford Financial Inc. (1)

3        Certificate of Incorporation of Ashton filed February 16, 1994. (1)

3.1      Certificate of Amendment of Ashton filed October 27, 1995. (1)

3.1A     Certificate of Amendment of Ashton filed December 7, 1995. (1)

3.2      Certificate of Amendment of Ashton filed in February 1996. (1)

3.3      Bylaws of Ashton. (1)

3.4      Amendment to Bylaws of Ashton, dated October 22, 1996. (2)

3.5      Amendment to Bylaws of Ashton, dated  November 11, 1998 (11)

3.6      Certificate of Designation for Series A Convertible PIK Preferred
         Stock. (8)

3.7      Certificate of Designation for Series B Convertible Preferred Stock.(8)

3.8      Certificate of Designation for Series C Convertible Preferred Stock.(7)

3.9      Certificate of Designation for Series D Convertible Preferred Stock.(7)

3.10     Certificate of Designation for Series E Convertible Preferred Stock.(7)

3.11 Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series A Cumulative PIK Preferred Stock. (14)

3.12 Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series B Cumulative Preferred Stock. (14)

3.13     Certificate of Increase to Authorized Number of Shares of Series B
         Cumulative Preferred Stock. (14)

3.14     Certificate of Retirement of Series A Cumulative PIK Preferred Stock,
         Certificate of Retirement of Series C Cumulative Preferred Stock,
         Certificate of Retirement of Series D Cumulative Preferred Stock, and
         Certificate of Retirement of Series E Cumulative Preferred Stock. (14)

3.15     Certificate of Designation for UTTC(TM) Series TK Convertible Preferred
         Stock. (15)

3.16     UTTC(TM) Certificate of Designation for Series KW Convertible Preferred
         Stock.

4        Specimen of Common Stock. (1)

 Exhibit
 -------
   No.                                      Description
   ---                                      -----------
4.1         Form of Representative's Warrant Agreement (including Specimen of
            Redeemable Common Stock Purchase Warrant). (1)

4.2         Form of Warrant Agreement (including Specimen of Redeemable Common
            Stock Purchase Warrant). (1)

4.3         Certificate of Designations, Preferences, and Rights of Series F
            Convertible Preferred Stock. (17)

4.4         Series F Preferred Stock Purchase Warrant. (17)

10 Agreement, dated as of September 18, 1995, between UTTC(TM) and the Philadelphia Stock Exchange. (1)

10.3        Escrow Agreement, dated as of January 19, 1996, among Ashton,
            Rosensaft and First United Equities Corporation. (1)

10.10       Employment Agreement between Fred S. Weingard and UTTC(TM), dated
            June 21, 1996. (3)

10.11       Settlement Agreement, dated October 22, 1996, by and among the
            Company, Raymond T. Tate, Helen J. Tate, as trustee for the Andrew
            Patrick Tate Trust, Helen J. Tate, as trustee for the Susan
            Katherine Tate Burrowbridge Trust, Helen J. Tate, as trustee for the
            Elizabeth Tate Winters Trust and Robert A. Eprile, John A. Blohm,
            Fredric W. Rittereiser, The Dover Group, Inc., F.E. Weimmer, Jr.,
            F.E. Weimmer, Sr., F.E. Rittereiser, Sr. and, Thomas Rittereiser, as
            trustee for Alexis J. Rittereiser, Amanda Weimmer and John Weimmer.
            (2)

10.12       License Agreement dated October 22, 1996, between the Company and
            Tate. (2)

10.13       Consulting Agreement dated October 22, 1996, between the Company and
            Tate. (2)

10.14       Settlement Agreement by and among Ashton, UTTC(TM), Rittereiser,
            Dover and Rosensaft, dated January 30, 1997. (4)(6)

10.15 Stock Purchase Agreement by and among Ashton, Dover, Rittereiser, and Rosensaft, dated January 30, 1997. (4)

10.16       Memorandum of Understanding between Ashton and E.Com International,
            Inc., dated October 31, 1997 (8).

10.17 Network Services Agreement between Ashton CompuServe Incorporated, as amended, dated January 13, 1998. Material omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

10.21       Private Equity Line of Credit Agreement dated April 3, 1998. (12)

10.22       Client Service Agreement with Continental Capital and Equity
            Corporation dated February 24, 1998. (12)

10.23       Letter of Understanding - Amendment of Client Service Agreement with
            Continental Capital and Equity Corporation dated August 13, 1998.
            (12)

10.24 Settlement Agreement by and Among Ashton, UTTC(TM) and Rosensaft, dated March 19, 1999 (12)

10.25       Employment Agreement, dated as of July 13, 1998, between Arthur J.
            Bacci and Ashton. (9)

10.26       Employment Agreement, dated as of July 27, 1998, between Dr. Mark
            Turner and Ashton. (10)

10.30 Employment Agreement, dated as of September 23, 1998 between Scott vonKleeck and Ashton. (10)

 Exhibit
 -------
   No.                                      Description
   ---                                      -----------
10.31       Second Addendum to Employment Agreement, dated as of June 24, 1999 between Fred S. Weingard, Ashton and UTTC(TM). (12)

10.32       Executive Deferred Compensation Plan Agreement dated July 1, 1999 and Form of Split Dollar Insurance Agreement. (12)

10.33       Agreement between Ashton and Robert Eprile dated June 29, 1999. (13)

10.34       Severance Agreement between Ashton and John A. Blohm, dated
            September 22, 1999. (14)

10.35 Stock Purchase Agreement between TK Holdings, Inc. and UTTC(TM), dated as of June 4, 1999. (15)

10.36       Joint Venture Agreement by and between The Ashton Technology Group,
            Inc. and Kingsway Electronic Services, Ltd. dated as of December 16,
            1999. (15)

10.37       Unanimous Shareholder Agreement between The Ashton Technology Group,
            Inc., 3690822 Canada, Inc. and Ashton Technology Canada, Inc. dated as of December 20, 1999. (15)

10.38       Amended Stockholders Agreement of Gomez Advisors, Inc. dated as of
            December 30, 1999. (15)

10.39       Tax Allocation Agreement by and among The Ashton Technology Group,
            Inc. and UTTC(TM) dated as of October 27, 1999. (15)

10.40       Management Services Agreement between The Ashton Technology Group,
            Inc. and UTTC(TM) dated as of October 27, 1999. (15)

10.41       Form of Stock Purchase K Warrants. (15)

10.42       Stock Purchase Agreement between Kingsway, UTTC(TM) and The Ashton
            Technology Group, Inc.

10.43       Lease Agreement between UTTC(TM) and Federal National Mortgage
            Association for 1900 Market St., Philadelphia, PA.

10.44       Lease Agreement between The Ashton Technology Group, Inc. and Eleven
            Colonial Penn Plaza Associates for 11 Penn Center, Philadelphia, PA.

10.45       Employment Agreement between and among Matthew Saltzman, The Ashton
            Technology Group, Inc., and Electronic Market Center, Inc. and
            UTTC(TM). (16)

10.46       Stockholders Agreement of Electronic Market Center, Inc. (18)

10.47       Stock Exchange and Acquisition Agreement between and among
            Electronic Market Center, Inc., The Ashton Technology Group, Inc.,E-
            Trustco.com Inc., Matthew Saltzman and Allen Whitehead. (18)

10.48       Securities Purchase Agreement dated as of August 18, 1999 between
            The Ashton Technology Group, Inc. and RGC International Investors,
            LDC. (17)

10.49       Registration Rights Agreement dated as of August 18, 1999 between
            The Ashton Technology Group, Inc. and RGC International Investors,
            LDC. (17)

10.50       Toronto Stock Exchange Integration Agreement

21          Subsidiaries of Ashton.

 Exhibit
 -------
   No.                                      Description
   ---                                      -----------
23          Independent Auditor's Consent

27          Financial Data Schedule.

99.1        1998 Stock Option Plan (16)

99.2        1999 Stock Option Plan (16)


________________________________________________________________________________
*    Incorporated by reference as indicated in the applicable footnote.
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-1182.
(2)  Incorporated by reference to Form 8-K, dated October 22, 1996.
(3) Incorporated by reference to Form 10-QSB, for the period ended September 30, 1996.
(4) Incorporated by reference to Form 10-QSB, for the period ended December 31, 1996.
(5)  Not used.
(6) Incorporated by reference to Amendment No. 1 to Form 10-QSB for the period ended December 31, 1996, filed April 18, 1997.
(7) Incorporated by reference to Registration Statement on Form S-3 filed June 29, 1998.
(8)  Incorporated by reference to Form 10-KSB, for the period ended March 31,
     1998.
(9)  Incorporated by reference to Form 10-QSB, for the period ended June 30,
     1998.
(10) Incorporated by reference to Form 10-QSB, for the period ended September 30, 1998.
(11) Incorporated by reference to Form 10-QSB, for the period ended December 31, 1998.
(12) Incorporated by reference to Form 10-KSB, for the period ended March 31,
     1999
(13) Incorporated by reference to Form 10-Q, for the period ended June 30, 1999.
(14) Incorporated by reference to Form 10-Q, for the period ended September 30, 1999.
(15) Incorporated by reference to Form 10-Q, for the period ended December 31, 1999.
(16) Incorporated by reference to Form S-8, dated January 31, 2000.
(17) Incorporated by reference to Form 8-K, dated August 24, 1999.
(18) Incorporated by reference to Form 8-K, dated April 26, 2000.

(b)  Reports on Form 8-K

(1)  Form 8-K, dated March 31, 1999, filed pursuant to Item 5.
(2)  Form 8-K, dated December 10, 1998, filed pursuant to Item 5.
(3)  Form 8-K, dated September 1, 1998, filed pursuant to Item 5.
(4)  Form 8-K, dated April 9, 1998, filed pursuant to Item 5.
(5)  Form 8-K, dated January 27, 1998, filed pursuant to Item 5.
(6)  Form 8-K, dated August 24, 1999, filed pursuant to Item 5.
(7)  Form 8-K dated April 26, 2000, filed pursuant to Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 26, 2000.



                                      THE ASHTON TECHNOLOGY GROUP, INC.

                                      By: /s/ Fredric W. Rittereiser
                                          --------------------------------------
                                      Fredric W. Rittereiser
                                      Chief Executive Officer

                                      By: /s/ Jennifer L. Andrews
                                          --------------------------------------
                                      Jennifer L. Andrews
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

          Signature             Title                             Date
          ---------             -----                             ----
  /s/ Fredric W. Rittereiser    Director and Chief Executive      June 26, 2000
-----------------------------
      Fredric W. Rittereiser    Officer (Principal Executive
                                Officer)


  /s/ Arthur J. Bacci           Director, President and Chief     June 26, 2000
----------------------------
      Arthur J. Bacci           Operating Officer


   /s/ Fred S. Weingard          Director and Executive Vice      June 26, 2000
----------------------------
       Fred S. Weingard          President


  /s/ William W. Uchimoto        Director and Executive Vice      June 26, 2000
----------------------------
      William W. Uchimoto        President


  /s/ K. Ivan F. Gothner         Director                         June 26, 2000
----------------------------
      K. Ivan F. Gothner


  /s/ Richard E. Butler          Director                         June 26, 2000
----------------------------
      Richard Butler


  /s/ Thomas G. Brown            Director                         June 26, 2000
----------------------------
      Thomas G. Brown