Form 10-Q
period 2000-06-30
ASHTON TECHNOLOGY GROUP INC
filed 2000-08-14
CIK 1003740

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ---------------------

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       OR

            (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____ to _____

                            ---------------------

                       Commission File Number: 001-11747


                       THE ASHTON TECHNOLOGY GROUP, INC.



               Delaware                                 22-6650372
      (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)

                         1835 MARKET STREET, SUITE 420
                        PHILADELPHIA, PENNSYLVANIA 19103

                                 (215) 789-3300


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

          Common Stock $.01 par value                  28,234,194
              (Title of Class)                    (No. of shares as
                                                   of July 31, 2000)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX






PART I - FINANCIAL INFORMATION                                               PAGE
Item 1.  Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 2000 and March 31, 2000..   4

           Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2000 and 1999...............   5

           Consolidated Statements of Cash Flows -
           For the Three Months Ended June 30, 2000 and 1999...............   6

           Notes to Consolidated Financial Statements......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  15

Item 3.  Quantitative and Qualitative Disclosure of Market Risk............  19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  19

Item 2.  Changes in Securities and Use of Proceeds.........................  19

Item 3.  Defaults Upon Senior Securities...................................  19

Item 4.  Submission of Matters to a Vote of Security Holders...............  19

Item 5.  Other Information.................................................  19

Item 6.  Exhibits and Reports on Form 8-K..................................  19

Signatures.................................................................  20

                         PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; ability to successfully operate the Company's volume-weighted average price trading system ("eVWAP(TM)"); technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-Q. For discussion of the factors that might cause performance of the Company to differ from expected results, see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's other periodic reports and registration statements filed with the Securities Exchange Commission (the "SEC" or "Commission").

ITEM 1.                       FINANCIAL STATEMENTS
              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2000         March 31, 2000
                                                                                (Unaudited)            (Audited)
                                                                            -----------------     -----------------
Assets

Cash and cash equivalents...................................................      $12,562,525           $15,365,439
Securities available-for-sale...............................................        9,923,820             9,906,220
Accounts receivable and other current assets................................          396,177               446,066
Due from broker-dealer......................................................        1,646,649             2,000,000
Current portion of notes receivable.........................................          503,824               121,845
                                                                                  -----------           -----------
     Total current assets ..................................................       25,032,995            27,839,570
Notes receivable, net of current portion....................................          193,795               605,172
Property and equipment, net of accumulated depreciation.....................        1,020,477               944,292
Exchange memberships........................................................          266,652               266,652
Investments in affiliates...................................................          885,521             1,090,508
Intangible assets, net of accumulated amortization..........................            9,761                19,521
Other assets................................................................          391,613               258,196
                                                                                  -----------           -----------
         Total Assets.......................................................      $27,800,814           $31,023,911
                                                                                  ===========           ===========
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses.......................................      $   697,280               861,304

Minority Interest...........................................................        5,000,000             5,000,000
Commitments and contingencies
Stockholders' equity:
Preferred stock - shares authorized: 3,000,000
 590,000 shares designated as Series B - (liquidation preference $10 per
  share); shares issued and outstanding; 64,200.............................          642,000               642,000

 20,000 shares designated as Series F $.01 par value - (liquidation preference equals stated value of $1,000 per share); shares issued and
  outstanding; 8,000........................................................        8,000,000             8,000,000

Common stock - par value: $.01; shares authorized: 60,000,000;
 Shares issued and outstanding;  28,194,194 and 28,118,594..................          281,941               281,186
Additional paid-in capital..................................................       64,696,560            64,294,258
Accumulated deficit.........................................................      (51,448,819)          (47,981,286)
Accumulated other comprehensive loss........................................          (68,148)              (73,551)
                                                                                  -----------           -----------
Total stockholders' equity..................................................       22,103,534            25,162,607
                                                                                  -----------           -----------
         Total Liabilities and Stockholders' Equity.........................      $27,800,814           $31,023,911
                                                                                  ===========           ===========

          See accompanying notes to consolidated financial statements

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           Three Months Ended June 30,
                                                                      ------------------------------------
                                                                          2000                     1999
                                                                      -----------              -----------
Revenues.......................................................       $    46,117              $   794,101
                                                                      -----------              -----------
Expenses:
 Costs of revenues.............................................                --                   31,250
 Development costs.............................................                --                   47,677
 Depreciation and amortization.................................           118,666                  137,669
 Non-cash compensation charges.................................            10,027                  149,219
 Loss on trading activities....................................           364,615                       --
 Selling, general and administrative...........................         2,854,343                3,289,254
                                                                      -----------              -----------
     Total costs and expenses..................................         3,347,651                3,655,069
                                                                      -----------              -----------

Loss from operations...........................................        (3,301,534)              (2,860,968)
                                                                      -----------              -----------
 Interest income...............................................           399,481                   87,930
 Interest expense..............................................            (7,122)                      --
 Equity in loss of affiliates..................................          (204,987)                      --
                                                                      -----------              -----------
Net loss.......................................................       $(3,114,162)             $(2,773,038)
                                                                      ===========              ===========
Dividends in arrears on preferred stock........................          (353,371)                (109,537)
                                                                      -----------              -----------
Net loss applicable to common stock............................       $(3,467,533)             $(2,882,575)
                                                                      ===========              ===========
Net loss per common share - basic and diluted..................       $     (0.12)             $      (.13)
                                                                      ===========              ===========
Weighted average number of common shares outstanding...........        28,172,767               22,141,287
                                                                      ===========              ===========

          See accompanying notes to consolidated financial statements

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                             -----------------------------------
                                                                                2000                    1999
                                                                            ------------            ------------
Cash Flows from Operating Activities
Net loss................................................................     (3,114,162)             (2,773,038)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization..........................................        113,486                 185,346
 Non-cash compensation charge for stock options.........................         10,027                      --
 Common stock issued for consulting services............................             --                 149,219
 Equity in loss of affiliates...........................................        204,987                      --
Changes in operating assets and liabilities
 Decrease/ (increase) in accounts receivable and prepayments............         49,889                (718,134)
 Decrease in due from broker-dealer.....................................        353,351                      --
 (Increase)/ decrease in other assets...................................       (133,420)                221,497
 Decrease in accounts payable and accrued expenses   expenses                  (185,738)                (50,624)
 Increase in other liabilities   expenses                                            --                 180,027
                                                                            -----------             -----------
   Net cash used in operating activities................................     (2,701,580)             (2,805,707)
                                                                            -----------             -----------
Cash Flows from Investing Activities
 Purchase of fixed assets...............................................       (185,090)               (776,065)
 Cash received from notes receivable....................................         29,398                  18,113
                                                                            -----------             -----------
   Net cash used in investing activities................................       (155,692)               (757,952)
                                                                            -----------             -----------
Cash Flows from Financing Activities
 Line of credit borrowings..............................................      2,081,702                      --
 Line of credit repayments..............................................     (2,081,702)                     --
 Issuance costs for common stock........................................             --                (300,000)
 Proceeds from issuance of common stock.................................             --               3,000,000
 Proceeds from exercise of stock options and warrants to purchase
  common stock..........................................................         46,875               1,729,272
 Proceeds from issuance of eMC common stock                                      14,500                      --
 Proceeds from issuance of Gomez preferred stock........................             --               5,500,000
 Issuance costs for Gomez preferred stock...............................             --                (606,918)
 Proceeds from issuance of UTTC preferred stock.........................             --               2,000,000
                                                                            -----------             -----------
   Net cash provided by financing activities............................         61,375              11,322,354
                                                                            -----------             -----------
Foreign currency translation adjustment.................................         (7,017)                     --
                                                                            -----------             -----------
Net (decrease)/ increase in cash and cash equivalents                        (2,802,914)              7,758,695
Cash and cash equivalents, beginning of period..........................     15,365,439               2,667,347
                                                                            -----------             -----------
Cash and cash equivalents, end of period................................    $12,562,525              10,426,042
                                                                            ===========             ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest............................    $     7,122             $        --
    Cash paid during the period for taxes...............................    $     1,824             $    15,235

          See accompanying notes to consolidated financial statements

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended March 31, 2000. The results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

The consolidated financial statements include the accounts of The Ashton Technology Group, Inc. ("Ashton") (collectively with its subsidiaries and affiliated companies, the "Company") and its majority-owned subsidiaries, which at June 30, 2000 and March 31, 2000 included:

        . Universal Trading Technologies Corporation ("UTTC") and its wholly-owned subsidiaries:
           .  REB Securities, Inc. ("REB")
           .  Croix Securities, Inc. ("Croix")
           .  NextExchange, Inc. ("NextExchange").
        . Electronic Market Center, Inc. ("eMC") and its wholly-owned subsidiary:
           .  E-Trustco.com Inc. and its wholly-owned subsidiary:
              .  The Manhattan Trust Company.
        .  Ashton Technology Canada, Inc. ("Ashton Canada").
        .  ATG International, Inc. ("International").

The accounts of all majority-owned subsidiaries are consolidated with those of Ashton. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for investments in businesses which it owns between 20% and 50% using the equity method. Ashton accounts for its investments in Kingsway-ATG Asia, Ltd. ("KAA") and Gomez Advisors, Inc. ("Gomez") using the equity method at June 30, 2000. Gomez was a majority-owned subsidiary of Ashton through December 31, 1999, and was Ashton's primary source of revenues from Gomez's inception in May 1997 through December 31, 1999. In periods ending on or prior to December 31, 1999, the operating results of Gomez were consolidated in Ashton's statement of operations, and the assets and liabilities of Gomez were consolidated in Ashton's balance sheet.

UTTC Common Stock Reverse Split

On April 7, 2000, the Board of Directors of UTTC approved a three-for-four reverse stock split, effective April 10, 2000. All references in the unaudited consolidated financial statements to UTTC common shares and common stock options have been adjusted retroactively for the split.

eMC Common Stock Reverse Split

On April 13, 2000 the Board of Directors of eMC approved a 0.65-for-one reverse stock split, effective April 17, 2000. All references in the unaudited consolidated financial statements to eMC common shares have been adjusted retroactively for the split.

2.  INVESTMENTS IN SUBSIDIARIES AND AFFILIATED COMPANIES

E-Trustco.com Inc.

On April 18, 2000, eMC acquired all of the outstanding capital stock of E-Trustco.com Inc. and its wholly-owned subsidiary, The Manhattan Trust Company, in exchange for 2,000,000 shares of eMC's common stock. E-Trustco is a wholly-owned subsidiary of eMC, and is headquartered in Hartford, CT. As of March 31, 2000, Ashton and Ashton's management owned 100% of the voting equity of eMC. As a result of the acquisition of E-Trustco, Ashton and its management own approximately 78% of the voting equity of eMC. There were no assets or liabilities of E-Trustco or The Manhattan Trust Company at the date of acquisition or at June 30, 2000.

Gomez Advisors, Inc.

In September 1999, Gomez commenced a private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Preferred Stock on December 30, 1999, Ashton's ownership percentage in Gomez was reduced to below 50%, and Ashton began accounting for its investment in Gomez under the equity method of accounting. Pursuant to the equity method of accounting, the carrying amount of Ashton's remaining investment in Gomez was increased to zero, and the increase of $5,568,475 was reported as a gain in December 1999. Ashton will not report any future losses of Gomez which would reduce the carrying amount of the investment in Gomez to below zero. In the event Gomez has future earnings, Ashton will recognize its share of those earnings only after the earnings exceed Ashton's share of net losses not recognized.

On April 20, 2000, Gomez filed a registration statement for an initial public offering of its common stock. As of June 30, 2000, Ashton's investment in Gomez consisted of 4,405 shares of Series A Preferred Stock, which will automatically be converted into 4,405,000 shares of Gomez common stock upon completion of Gomez's initial public offering. The registration statement has not yet become effective.


3.  STOCKHOLDERS' EQUITY

Series F Convertible Preferred Stock

On August 18, 1999 (the "Issue Date"), Ashton completed a private placement for the sale of 20,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of Ashton's common stock, for gross proceeds of $20,000,000. Each share of the Series F Preferred is convertible into a number of shares of Ashton's common stock equal to the stated value plus a premium of up to 9% per annum, divided by a conversion price. The conversion price of the Series F Preferred is the lesser of $10.79 or the average of the five lowest closing bid prices during the 22 trading days preceding conversion. Prior to February 17, 2000, the conversion price was $7.85 (the "Floor Price") for all conversions that took place on days where the common stock traded below the Floor Price. Beginning on February 18, 2000, the Series F Preferred is subject to redemption at Ashton's option if the market price of the common stock is below $7.35 on the conversion date. During the year ended March 31, 2000, 12,000 shares of the Series F Preferred were converted into 2,192,412 shares of Ashton common stock, including 70,884 shares deemed as dividends. The Company has accrued dividends in arrears of $628,274 to reflect the 9% premium on the remaining 8,000 Series F Preferred shares from the Issue Date through June 30, 2000.

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

UTTC Series TK Convertible Preferred Stock

On June 4, 1999, UTTC completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC Series TK Preferred Stock") and warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share ("Series T Warrants"). The fair value of the Series T Warrants is being recorded as a dividend to the holders of the UTTC Series TK Preferred Stock on the vesting dates of the warrants. During the three months ended June 30, 2000, Ashton recorded a dividend of $152,150 upon vesting of 25,000 of the Series T warrants. Gross proceeds received by UTTC from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC Series TK Preferred Stock is convertible into 7.5 shares of UTTC common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of Ashton common stock. The UTTC Series TK Preferred Stock is presented as a minority interest on the consolidated balance sheets at its liquidation preference of $2,000,000. As a result of the UTTC Series TK Preferred stock liquidation preference, the balance has not been reduced by any portion of the net losses of UTTC.

In connection with the agreement with Ashton Canada on December 20, 1999, the Company issued warrants to purchase 500,000 shares of Ashton common stock at $2.50 per share ("Series K Warrants") to holders of the UTTC Series TK Convertible Preferred Stock. The Series K Warrants are exercisable for a period of two years beginning on June 4, 2000. The fair value of the Series K Warrants will be recorded as a dividend to the holders of the Series TK Preferred on the vesting dates of the warrants, beginning in December 2000.

UTTC Series KW Convertible Preferred Stock

On January 12, 2000, UTTC completed a private placement of 123,240 shares of its Series KW Convertible Preferred Stock ("Series KW Preferred"), resulting in gross proceeds of $3,000,000. The Series KW Preferred has a liquidation value of $24.34275 per share, or $3,000,000. Upon the completion of an initial public offering of the common stock of UTTC or upon a change in control, and until December 2004, each share of Series KW Preferred is convertible into 7.5 shares of UTTC common stock. If UTTC has not completed an initial public offering by December 31, 2001, holders of the Series KW Preferred may exchange up to 41,080 shares of Series KW Preferred, each for 3.477 shares of Ashton common stock, and up to 41,080 shares of Series KW Preferred at an exchange ratio equal to the liquidation value per share divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. Additionally, Ashton, UTTC, and the holders of the Series KW Preferred agreed that if, within thirty days of KAA completing an initial public offering of its securities, UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering, the holders of the Series KW Preferred may then, and at any time thereafter for so long as UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering of its securities, exchange up to 41,080 shares of Series KW Preferred for shares of Ashton common stock at an exchange ratio equal to the liquidation value per share of the Series KW Preferred divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. The UTTC Series KW Preferred Stock is presented as a minority interest on the consolidated balance sheets at its liquidation preference of $3,000,000. As a result of the UTTC Series KW Preferred stock liquidation preference, the balance has not been reduced by any portion of the net losses of UTTC.

Private Equity Agreement, Series D and E Preferred Stock

On April 3, 1998 (the "Subscription Date"), the Company entered into the Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to the Company. On the Subscription Date, the

Private Equity Investors purchased shares of Ashton's Series D Convertible Preferred Stock, and on July 15, 1998, the Private Equity Investors also purchased shares of Ashton's Series E Convertible Preferred Stock. All of the outstanding shares of the Series D and Series E Preferred Stock were converted into Ashton common stock during the year ended March 31, 1999. Also on the Subscription Date, the Private Equity Investors received warrants to purchase up to an aggregate of 250,000 shares of Ashton common stock, and on July 15, 1998, received additional warrants to purchase up to an aggregate of 100,000 shares of Ashton common stock. The warrants, which were exercisable for a period of five years, were exercised in May 1999. As a result of the exercise, Ashton received gross proceeds of $1,601,450 and issued 350,000 shares of common stock.

Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, Ashton was entitled to put to the Private Equity Investors shares of Ashton common stock for an aggregate put price of $13,000,000. The put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven-day period beginning three days before and ending three days after Ashton gave notice of a put. During the three months ended June 30, 1999, Ashton exercised two puts to the Private Equity Investors in the aggregate amount of $3,000,000, and issued 393,810 shares of common stock. The Private Equity Investors fulfilled their remaining commitment to Ashton under the Private Equity Agreement during the year ended March 31, 2000.

On the Subscription Date, Ashton issued a warrant to the placement agent on the same terms as the warrants that were issued to the Private Equity Investors to purchase up to 190,000 shares of Ashton common stock. On July 15, 1998, Ashton issued a warrant to the placement agent to purchase up to 60,000 shares of common stock, on the same terms as the warrant issued on the Subscription Date. In addition, pursuant to the Private Equity Agreement, Ashton paid the placement agent $150,000, or 5% of the proceeds of the puts during the three months ended June 30, 1999.

Series C Preferred Stock

On January 27, 1998, Ashton completed the sale of 100,000 shares of its Series C Convertible Preferred Stock and issued warrants to the Series C Preferred investors which were exercisable into an aggregate of 100,000 shares of Ashton
common stock at an average exercise price of $1.71.   During the three months
ended June 30, 1999, the 100,000 warrants were exercised, resulting in proceeds of $171,282 to Ashton and the issuance of 100,000 shares of common stock.

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

During the three months ended June 30, 1999, 61,056 shares of the Series A Preferred and 249,800 shares of the Series B Preferred were converted into a total of 2,100,358 shares of Ashton common stock. By August 1999, all shares of the Series A Preferred Stock had been converted into common stock. At June 30, 2000, there are 64,200 shares of the Series B Preferred outstanding.

Deferred Consulting Expense

In February 1998, Ashton entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby Ashton issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. In August 1998, Ashton amended the consulting agreement with Continental and issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, Ashton recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. The consulting cost was amortized over the revised one-year term of the agreement. For the three months ended June 30, 1999, Ashton charged $149,219 to operations for the amortization of deferred consulting expenses related to the original and amended consulting agreements.

Underwriters' Warrants

Warrants that were issued to the underwriters of Ashton's initial public offering in May 1996 were exercised on a cashless basis during June 1999, and 100,555 shares of common stock were issued.

Public Warrants

Ashton has registered an aggregate of 3,232,500 publicly tradable warrants. The holders of each of these warrants are entitled, upon payment of the exercise price of $5.85, to purchase one share of common stock. Unless previously redeemed, the warrants are exercisable at any time during the five-year period ending May 2, 2002, provided that a current prospectus relating to the underlying common stock is in effect and the shares are qualified for sale or exempt from qualification under applicable securities laws.

Commencing May 2, 1997, the warrants may be redeemed by the Company at a price of $.25 per warrant, if the trading price for the common stock on The Nasdaq National Market is equal to or exceeds $6.75 per share for twenty 20 consecutive trading days. The Company must give each warrant holder thirty days notice if it intends to redeem any or all of the warrants. If Ashton gives notice of its intention to redeem any of the warrants, the warrant holders' right to exercise their warrants will be forfeited unless they exercise their warrants prior to the date on the notice of redemption. The decision to redeem the warrants is at
the discretion of Ashton's Board of Directors.   During the three months ended
June 30, 1999, 5,200 of the public warrants were exercised for proceeds of $30,420.


4.  RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

The Company utilizes The Dover Group, Inc. for consulting services related to the Company's financings and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. The Company paid consulting fees to Dover amounting to $45,000 in each of the three-month periods ended June 30, 2000 and 1999.

On January 14, 1998, the Company entered into an agreement with Dover and Mr. Rittereiser, whereby Dover and Mr. Rittereiser agreed to reimburse the Company for $413,980 in legal costs associated with a lawsuit brought by David N. Rosensaft against the Company (the "Rosensaft lawsuit"), to the extent such costs were not covered by the Company's directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC stock as collateral in support of their agreement to pay the legal costs ("Agreement to Pay Legal Costs"). The Company has submitted a claim to its insurance carrier in the full amount of such legal costs. To date, the Company and its insurance carrier have not reached agreement as to whether the legal costs of the Rosensaft lawsuit are covered by the Company's directors and officers' liability insurance policy.

On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft lawsuit in the amount of $1.2 million. The Company and its subsidiary, UTTC, had previously been dismissed as parties to the Rosensaft lawsuit. On April 7, 1998, the

Company's Board of Directors, after due deliberation, concluded that the Company and UTTC derived mutual benefit from the Rosensaft settlement entered into by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, pursuant to a Repayment Agreement, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their portion of the Rosensaft settlement. In exchange for the loan to satisfy the Rosensaft settlement, Dover initially pledged 300,000 shares of Ashton common stock under its control to the Company. On March 20, 2000, the Company, Dover and Mr. Rittereiser amended the agreement and reduced the number of shares of Ashton common stock subject to the pledge from 300,000 shares to 63,500 shares. The loan is included in the current portion of notes receivable on the consolidated balance sheet at June 30, 2000.

On April 3, 2000, the Board of Directors of the Company resolved to accept from Dover and Mr. Rittereiser shares of common stock of Gomez owned by Dover equivalent in value to the amounts due the Company under the Repayment Agreement and the Agreement to Pay Legal Costs as full and complete satisfaction of the debts. The amounts due the Company under those agreements include the $380,000 note to Ashton plus $76,900 in accrued interest, as well as settlement costs of $413,000 which were paid by Ashton, but have not yet been reimbursed by the Company's directors and officers' liability insurance policy. The number of shares of Gomez stock to be transferred to the Company will be determined at the time of the completion of the initial public offering of common stock of Gomez and will be valued at the initial public offering price of such shares, or such other price as determined by Ashton's Board of Directors.

In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000 (the "Rittereiser Loan"). Morgan Stanley requested the Company provide additional credit enhancements to secure the Rittereiser Loan, in the form of a guarantee of the loan by the Company. The Company agreed to guarantee the Rittereiser Loan up to $500,000, on the condition that Mr. Rittereiser secure the Company's guarantee with sufficient personal collateral pledged to the Company and on the condition that the guarantee shall only extend until such time that Mr. Rittereiser repays the Rittereiser Loan or locates other collateral to substitute for the Company's guarantee. Mr. Rittereiser agreed to secure the Company's guarantee of the Rittereiser Loan with a first lien on his residential real estate, which is valued in excess of $500,000, and has agreed to repay the Rittereiser Loan and/or locate substitute collateral for the Company's guarantee within a reasonable period of time.

Adirondack Capital, LLC

In 1997, the Company retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. The Company paid consulting fees to Adirondack amounting to $30,000 in each of the three-month periods ended June 30, 2000 and 1999. In April 1999, Gomez paid a fee of $50,000 to Adirondack for its assistance in structuring the private placement of the Gomez Series B Preferred Stock. The Company also paid Adirondack $150,000 in the three months ended June 30, 1999 pursuant to the Private Equity Line of Credit Agreement.

Wyndham Capital Corporation

In 1997, the Company retained Wyndham Capital Corporation to provide investment banking and financial advisory services. Thomas G. Brown, a member of the Company's Board of Directors, is the President and Managing Director of Wyndham. The Company paid $15,000 in consulting fees to Wyndham during the three months ended June 30, 1999. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer upon his election to the Board.

Kronish, Lieb, Weiner & Hellman LLP

Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a director of the Company, is a Senior Partner, acted as counsel to the Company in various matters since 1998. Ashton paid aggregate fees of $7,344 and $41,977 during the three-month periods ended June 30, 2000 and 1999, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services.

5.  SEGMENT INFORMATION

At June 30, 2000, the Company operates in one business segment: matching systems. The matching systems segment includes the development and operation of the electronic volume-weighted average price trading system ("eVWAP(TM)") and other intelligent matching systems. At June 30, 1999, the results of operations of Gomez were reported as a second segment. Since Gomez's results of operations are no longer consolidated with those of Ashton, the Company is no longer operating in that segment. Selected financial information for the Company's segments is presented in the tables below.



                                                         Three Months Ended June 30,
                                                       -------------------------------
                                                           2000              1999
                                                       -------------     -------------
Revenues:
    Gomez............................................   $       --         $  794,101
    Matching systems.................................       46,117                 --
                                                       -------------     -------------
                                                            46,117            794,101
Depreciation and amortization:
    Gomez............................................           --             22,000
    Matching systems.................................      118,666            163,346
                                                       -------------     -------------
                                                           118,666            185,346
Non-cash compensation charges
    Gomez............................................           --                 --
    Matching systems.................................       10,027            149,219
                                                       -------------     -------------
                                                            10,027            149,219
Loss on trading activities:
    Gomez............................................           --                 --
    Matching systems.................................      364,615                 --
                                                       -------------     -------------
                                                           364,615                 --
Loss from operations:
    Gomez............................................           --            823,419
    Matching systems.................................    3,301,534          2,037,549
                                                       -------------     -------------
                                                         3,301,534          2,860,968
Interest income:
    Gomez............................................           --             26,379
    Matching systems.................................      399,481             61,551
                                                       -------------     -------------
                                                           399,481             87,930

                                                          June 30,           March 31,
                                                            2000               2000
                                                       --------------     ---------------
    Total assets:
       Gomez.........................................   $        --         $        --
       Matching systems..............................    27,800,814          31,023,911
                                                       --------------     ---------------
                                                         27,800,814          31,023,911

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 100 Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101 Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB No. 100 became effective in November 1999 and SAB No. 101 is effective for periods beginning after March 15, 2000. The adoption of the guidance provided in SAB No. 100 and SAB No.101 have not had a material impact on the Company's consolidated financial position or results of operations.

7.    NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three months ended June 30, 2000 or the three months ended June 30, 1999 because the Company has incurred net losses; therefore, the effect of the Company's dilutive securities is anti-dilutive in those periods.

8.  COMPREHENSIVE LOSS

Total comprehensive loss, which includes net loss, unrealized gains and losses on the Company's available-for-sale securities, and foreign currency translation adjustments, amounted to $3,108,759 and $2,773,038, respectively, for the three months ended June 30, 2000 and 1999.

9.  SUBSEQUENT EVENTS

On March 31, 2000, Ashton entered into an agreement to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC ("Hudson"). Hudson is a proprietary trading firm and member of the Philadelphia Stock Exchange (PHLX). As part of the agreement, Ashton agreed to advance $2,000,000 to Hudson under a revolving subordinated loan agreement. The proceeds of the loan were utilized to fund a segregated trading account controlled by Ashton to provide contra-side liquidity on a neutral basis to Ashton's eVWAP trading activity. The loan is payable on March 31, 2001, and interest, payable at a rate of 15%, is due at maturity, less any trading losses and related costs incurred by Ashton on the trading account. The loan balance of $1,646,649 and $2,000,000, respectively, is reported as due from broker-dealer on the June 30, 2000 and March 31, 2000 consolidated balance sheets.

On July 25, 2000, Ashton completed the purchase of Hudson's assets and renamed the operation ATG Trading, LLC. In order to effect the acquisition, Ashton issued 30,000 shares of its common stock and paid $90,000 in cash. ATG Trading will provide clearing through ABN AMRO Sage Corporation, a wholly owned subsidiary of ABN AMRO, Inc., a clearing member of all national securities exchanges. ATG Trading is expected to provide liquidity on a neutral basis to all of Ashton's intelligent matching systems, including the eVWAP trading system. As a result of the purchase, Ashton will consolidate ATG Trading's operating results, assets, and liabilities commencing on July 25, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ashton is an evolving network of affiliated companies that develop and market technology-based products and services which provide businesses and consumers unique execution of financial transactions within global electronic marketplaces. Ashton utilizes advanced telecommunication, computing, data and information security, and Internet technologies to develop electronic transaction and distribution systems and products for the global financial services industry. As of June 30, 2000, Ashton's subsidiaries and affiliated companies include:

   1) Universal Trading Technologies Corporation ("UTTC") and its three subsidiaries:
         . REB Securities, Inc. ("REB")
         . Croix Securities, Inc. ("Croix")
         . NextExchange, Inc. ("NextExchange").
   2)  Electronic Market Center, Inc. ("eMC"(TM)) and its subsidiary
         . E-Trustco.com Inc. and its subsidiary
           . The Manhattan Trust Company, Inc.
   3)  Ashton Technology Canada, Inc. ("Ashton Canada").
   4)  ATG International, Inc. ("International").
   5)  Kingsway ATG Asia, Ltd. ("KAA").
   6)  Gomez Advisors, Inc. ("Gomez").

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

Since its inception, Ashton has not realized an operating profit and has generated a significant accumulated deficit as a result of its reported losses. Since the inception of Gomez in May 1997, Gomez has generated substantially all of the Company's revenues. In September 1999, Gomez commenced a private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Preferred Stock on December 30, 1999, Ashton's ownership percentage in Gomez was reduced to below 50%, and Ashton began accounting for its investment in Gomez under the equity method of accounting rather than consolidating Gomez's results of operations within the results of the Company. As a result, Gomez has not provided any revenues to the Company since December 31, 1999.

The Company's limited operating history and dependence upon the operation of its electronic volume-weighted average price trading system ("eVWAP"(TM)) make the prediction of future operating results difficult. Although the Company has activated eVWAP and attempted to develop additional sources of revenue, there can be no assurance that the Company will generate the anticipated revenues from the operation of eVWAP or other sources.

The Company continues to invest in the development of new products, services and affiliated companies in order to remain competitive and meet the demands of the rapidly changing securities and financial services industries. A significant portion of the Company's research and development efforts includes enhancements of existing software and systems including eVWAP. The Company is also investing in the deployment of eVWAP and other intelligent matching systems in the Asian and Canadian markets.

The Company intends to continue to increase its investments in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of eVWAP, success in hiring the appropriate personnel, successful development of new products and services, regulatory approval of its new products and services, market acceptance of the Company's products and services, and development of a revenue stream from the Company's products, services and affiliated companies. Due to such anticipated increases in the Company's operating expenses, the Company's operating results may be materially and adversely affected.

Results of Operations

The net loss applicable to common stock totaled $3,467,533 or $0.12 per share for the three months ended June 30, 2000, and $2,882,575 or $0.13 per share for the three months ended June 30, 1999. The Company incurred a net loss of $3,114,162 or $0.11 per share for the three months ended June 30, 2000, compared to $2,773,038, or $0.13 per share for the three months ended June 30, 1999.

The Company's revenues totaled $46,117 for the three months ended June 30, 2000, and $794,101 for the three months ended June 30, 1999. The revenues in the current three-month period were generated entirely by UTTC from the operation of the eVWAP, and the revenues in the three-month period last year were generated entirely by Gomez. In the three months ended June 30, 1999, $345,000, or 43% of Gomez's revenues were from consulting and advisory engagements with clients seeking to improve the quality of their Internet service offerings. Gomez also generated $276,500 from advertising, sponsorship, and transaction-based revenues, and $136,800 in revenues from subscriptions and related data and analysis services from its GomezPro web site during the three months ended June 30, 1999.

The costs of revenues during the three months ended June 30, 1999 represent costs associated with the delivery of Gomez's consulting and advisory services, including the salaries for personnel providing those services.

During the three months ended June 30, 1999, the Company amortized capitalized system development costs related to eVWAP totaling $47,677. The Company has not capitalized computer software costs related to eVWAP since fiscal 1999 when the application development stage was completed.

Depreciation and amortization expense consists primarily of depreciation of property and equipment, mainly computer equipment. Depreciation for the three months ended June 30, 2000 decreased to $118,666 from $137,669 for the three months ended June 30, 1999 due to the inclusion of $22,000 of depreciation expense on Gomez property and equipment in the three months ended June 30, 1999. Capital expenditures decreased to $185,090 for the three months ended June 30, 2000 compared to $776,065 in the same period last year. The decrease is primarily due to Gomez's purchase of computer equipment and software last year to accommodate additional staff and to support the increased traffic on their website and network servers. Due to Ashton's decrease in ownership of Gomez in December 1999, the results of Gomez operations are not included in the consolidated financial statements for the three months ended June 30, 2000.

Ashton recorded a non-cash compensation charge of $10,027 in the three months ended June 30, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of Common Stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, the Company amended the consulting agreement with Continental and the Company issued 250,000 additional shares of common stock with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to the previous consulting agreement. The Company recorded the deferred consulting expenses in 1998 and 1999 as a reduction to stockholders' equity. During the three months ended June 30, 1999, $149,219 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses. The deferred consulting expense related to the agreement with Continental was fully amortized during the year ended March 31, 2000.

Ashton recorded a loss on trading activities of $364,615 relating to Ashton's trading account with Hudson Knights Securities, LLC ("Hudson"). The trading account is used by Ashton to provide contra-side liquidity on a neutral basis to Ashton's eVWAP trading activity. The loss on trading activities represents realized gains and losses on trades, related broker commissions and clearing charges.

Selling, general and administrative expenses ("SG&A") totaled $2,854,343 and $3,289,254 for the three-month periods ended June 30, 2000 and 1999, respectively. For the period ended June 30, 1999, Gomez's SG&A totaled $1,570,270, or 48% of the Company's total SG&A. Excluding Gomez, the Company's SG&A for the three months ended June 30, 1999 totaled $1,718,984 compared to $2,854,343 during the three months ended June 30, 2000. The increase in SG&A is primarily a result of the growth in staff at Ashton, UTTC and eMC. As of June 30, 2000, Ashton and its subsidiaries employed a total of 53 employees compared to 29 employees at June 30, 1999.

Interest income increased to $399,481 for the three months ended June 30, 2000 from $87,930 for the three months ended June 30, 1999, as a result of the higher cash and cash equivalents and investments available for sale balances. (see "Liquidity and Capital Resources").

Equity in loss of affiliates for the three months ended June 30, 2000 amounted to $204,987. This amount represents Ashton's portion of the net loss of KAA, which was primarily a result of unrealized losses on KAA's trading securities portfolio.

Liquidity and Capital Resources

At June 30, 2000, the Company's consolidated total assets were $27,800,814 compared to $31,023,911 at March 31, 2000. Current assets at June 30, 2000 totaled $25,032,995 and current liabilities were $697,280. Stockholders' equity at June 30, 2000 decreased to $22,103,534 from $25,162,607 at March 31, 2000 due primarily to the net loss applicable to common stock of $3,467,533.

At June 30, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $12,562,525 and securities available for sale of $9,923,820, compared to cash and cash equivalents of $15,365,439 and securities available for sale of $9,906,220 at March 31, 2000. The decrease in cash and cash equivalents and securities available for sale is primarily a result of the net loss for the three months ended June 30, 2000 of $3,114,162.

Gomez generated substantially all of the Company's revenues for the three months ended March 31, 2000. As of December 31, 1999, the Company began accounting for its remaining investment in Gomez under the equity method of accounting rather than consolidating Gomez's results of operations with the results of the Company. As a result, Gomez will no longer provide any revenues to the Company.

The Company's future revenues will be dependent upon the Company's ability to deploy its eVWAP and customer utilization of the eVWAP. The level and timing of such revenue is dependent upon, among other factors, the Company's assumptions regarding (i) the ramp-up of eVWAP implementation; (ii) the trading volume experienced by eVWAP; and (iii) the pricing the Company is able to obtain for eVWAP trade execution. Until adequate revenue is derived from eVWAP, the Company's cash and cash equivalents, investments and cash flow from operations will be sufficient to meet the presently anticipated cash requirements of the Company for a period of approximately fourteen to sixteen months.

The Company believes, on a forward-looking basis, it will begin to generate more significant revenues during its fiscal year ending March 31, 2001. On August 7, 2000, Ashton announced an increase in the number of securities available to be traded on its eVWAP from 50 to 100. The Company recognizes that increased liquidity is necessary to enhance the match efficiency of the eVWAP and to attract active participation in the system. The Company's objective is to ensure that a sufficient number of institutions indicate they are ready to actively participate in the eVWAP. When such critical mass is obtained, the Company will then orchestrate a "ramp-up" in system transactions.

The Company's future capital requirements will depend on many factors, including the timing for the ramp-up of eVWAP, market acceptance of the Company's products, the timing and extent of spending to support new products and affiliated company development efforts and the timing of introductions of new products and enhancements to existing products. Ashton and its subsidiaries will require additional financing to fund development of their products and services and launch the Canadian and Asian joint ventures. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require Ashton to share ownership of its subsidiaries, joint ventures, and/or revenue from products and services. The Company may need additional financing in the future if (i) the Company experiences unexpected costs, (ii) there are continued delays in expanding eVWAP, or (iii) the Company fails to successfully develop markets for its products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Year 2000 Readiness

The "Year 2000" or "Y2K" issue is the result of the failure of certain information systems and automated equipment to properly recognize and process dates containing the year 2000 and beyond. There were concerns that computer programs and automated equipment with time sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. In preparation for such possibilities, during fiscal 1999 and 2000, the Company reviewed its potential Y2K risks arising from three primary sources: (i) internal software, hardware and equipment utilized in the operations of the Company; (ii) applications the Company has developed or was developing for use by its customers; and (iii) third parties with which the Company had material relationships. The Company determined that none of its mission critical systems and equipment and none of the applications it developed for customers presented Y2K compliance issues. None of the third party vendors with whom the Company has material agreements experienced any Y2K compliance issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashton uses various management tools to monitor its exposure to market risks. For a further discussion of the Company's market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

10.1 Employment Agreement, effective as of September 1, 2000, by and between The Ashton Technology Group, Inc., Universal Trading Technologies Corporation and Fredric W. Rittereiser.

27      Financial Data Schedule

(B) Reports on Form 8-K

    None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                               (Registrant)




Date:  August 14, 2000                     By:  /s/ Jennifer L. Andrews
     -----------------------                  ----------------------------
                                               Jennifer L. Andrews
                                               Vice President
                                               Chief Financial Officer