Form 10-Q
period 2000-09-30
ASHTON TECHNOLOGY GROUP INC
filed 2000-11-14
CIK 1003740

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 2000

                                      OR

            (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ____ to _____

                               -----------------

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

                         1900 MARKET STREET, SUITE 701
                       PHILADELPHIA, PENNSYLVANIA 19103
                                 (215)751-1900
                (Former address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

             Common Stock $.01 par value                   28,943,763
                  (Title of Class)                      (No. of shares as
                                                       of October 31, 2000)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                        PAGE

Item 1.   Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 2000 and March 31, 2000......   4

           Consolidated Statements of Operations -
           For the Three and Six Months Ended September 30, 2000 and 1999...........   5

           Consolidated Statements of Cash Flows -
           For the Six Months Ended September 30, 2000 and 1999.....................   6

           Notes to Consolidated Financial Statements...............................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................   17

Item 3.   Quantitative and Qualitative Disclosure of Market Risk....................   24


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................   24

Item 2.   Changes in Securities and Use of Proceeds.................................   24

Item 3.   Defaults Upon Senior Securities...........................................   24

Item 4.   Submission of Matters to a Vote of Security Holders.......................   24

Item 5.   Other Information.........................................................   25

Item 6.   Exhibits and Reports on Form 8-K..........................................   25

Signatures..........................................................................   26

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

ITEM 1.                      FINANCIAL STATEMENTS

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                September 30,             March 31,
                                                                                     2000                    2000
                                                                                 (Unaudited)              (Audited)
                                                                                --------------         ---------------
Assets

Cash and cash equivalents....................................................   $    8,099,374         $    15,365,439
Securities available-for-sale................................................        9,954,400               9,906,220
Accounts receivable and other current assets.................................          775,990                 446,066
Due from broker-dealer.......................................................                -               2,000,000
Current portion of notes receivable..........................................        2,496,255                 121,845
                                                                                --------------         ---------------
          Total current assets...............................................       21,326,019              27,839,570
Notes receivable, net of current portion.....................................          171,356                 605,172
Property and equipment, net of accumulated depreciation......................        1,802,122                 944,292
Exchange memberships.........................................................          356,652                 266,652
Investments in affiliates....................................................          452,669               1,090,508
Intangible assets, net of accumulated amortization...........................                -                  19,521
Other assets.................................................................          163,351                 258,196
                                                                                --------------         ---------------
          Total assets.......................................................   $   24,272,169         $    31,023,911
                                                                                ==============         ===============
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses........................................   $    1,270,044                 861,304
Other liabilities............................................................           43,614                       -
                                                                                --------------         ---------------
Total liabilities............................................................        1,313,658                 861,304

Minority Interest............................................................        5,000,000               5,000,000

Commitments and contingencies

Preferred Stock - shares authorized: 3,000,000
  590,000 shares designated as Series B - (liquidation preference $10 per
    share); shares issued and outstanding; 56,700 and 64,200.................          567,000                 642,000
  20,000 shares designated as Series F $.01 par value - (liquidation preference equals stated value of $1,000 per share); shares issued and
    outstanding; 6,000 and 8,000.............................................        6,000,000               8,000,000


Common stock - par value $.01; shares authorized: 100,000,000 and
  60,000,000; Shares issued and outstanding; 28,928,763 and 28,118,594.......          289,287                 281,186
Additional paid-in capital...................................................       67,207,853              64,294,258
Accumulated deficit..........................................................      (56,062,088)            (47,981,286)
Accumulated other comprehensive loss.........................................          (43,541)                (73,551)
                                                                                --------------         ---------------
          Total stockholders' equity.........................................       17,958,511              25,162,607
                                                                                --------------         ---------------
          Total liabilities and stockholders' equity.........................   $   24,272,169         $    31,023,911
                                                                                ==============         ===============

          See accompanying notes to consolidated financial statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                  September 30,                       September 30,
                                                           --------------------------           --------------------------
                                                               2000           1999                 2000           1999
                                                               ----           ----                 ----           ----
                                                           -----------    -----------           -----------
Revenues................................................   $    37,778    $ 1,057,508           $    83,895    $ 1,879,547
                                                           -----------    -----------           -----------    -----------
Expenses:
  Costs of revenues.....................................             -         71,442                     -        130,630
  Development costs.....................................             -         47,915                     -         95,592
  Depreciation and amortization.........................       156,264        275,416               274,930        413,084
  Non-cash compensation charges.........................        10,027        135,989                20,054        285,208
  Loss on trading activities............................       154,702             --               519,317             --
  Selling, general and administrative...................     3,837,429      5,070,154             6,691,772      8,359,408
                                                           -----------    -----------           -----------    -----------
           Total expenses ..............................     4,158,422      5,600,916             7,506,073      9,283,922
                                                           -----------    -----------           -----------    -----------

Loss from operations....................................    (4,120,644)    (4,543,408)           (7,422,178)    (7,404,375)
                                                           -----------    -----------           -----------    -----------

  Interest income.......................................       368,362        264,966               767,843        352,896
  Interest expense......................................          (863)            --                (7,985)            --
  Other expense.........................................      (106,875)      (416,632)             (106,875)      (416,632)
  Equity in loss of affiliates..........................      (432,852)            --              (637,839)            --
                                                           -----------    -----------           -----------    -----------

Net loss................................................   $(4,292,872)   $(4,695,074)          $(7,407,034)   $(7,468,111)
                                                           ===========    ===========           ===========    ===========

Dividends attributed to preferred stock.................      (178,987)      (800,630)             (397,728)      (800,630)
Dividends in arrears on preferred stock.................      (142,541)      (231,557)             (277,171)      (231,557)
                                                           -----------    -----------           -----------    -----------
Net loss applicable to common stock.....................   $(4,614,400)   $(5,727,261)          $(8,081,933)   $(8,500,298)
                                                           ===========    ===========           ===========    ===========

Net loss per common share - basic and diluted...........   $     (0.16)   $     (0.24)          $     (0.28)   $     (0.37)
                                                           ============   ===========           ===========    ===========

Weighted average number of common shares
 outstanding............................................    28,642,880     24,420,929            28,405,330     23,276,653
                                                           ============   ===========           ===========    ===========


          See accompanying notes to consolidated financial statements

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            Six Months Ended September 30,
                                                                                     -------------------------------------------
                                                                                          2000                          1999
                                                                                     ---------------               -------------
Cash Flows from Operating Activities
Net loss...........................................................................  $    (7,407,034)              $  (7,468,111)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..................................................          274,930                     508,676
    Non-cash compensation charge for stock options.................................           20,054                          --
    Amortization of discount on securities available-for-sale......................          (10,437)                       (867)
    Common stock issued for consulting services....................................               --                     285,208
    Common stock issued for Hudson Knights acquisition.............................          106,875
    UTTC common stock issued in connection with termination agreement..............               --                     416,632
    Equity in loss of affiliates...................................................          637,839                          --
Changes in operating assets and liabilities
    (Increase) in accounts receivable and prepayments..............................         (329,924)                 (1,143,180)
    Decrease in due from broker-dealer.............................................        2,000,000                          --
    Decrease in other assets.......................................................          115,496                     100,031
    Increase in accounts payable and accrued expenses..............................          402,309                     332,059
    Increase in other liabilities..................................................           43,614                     340,284
                                                                                     ---------------               -------------
       Net cash used in operating activities.......................................       (4,146,278)                 (6,629,268)
                                                                                     ---------------               -------------
Cash Flows from Investing Activities
    Purchase of investments available-for-sale.....................................               --                  (9,968,771)
    Purchase of fixed assets.......................................................       (1,132,760)                 (1,460,312)
    Cash received from notes receivable............................................           59,406                      45,753
    Loan originated to TeamVest....................................................       (2,000,000)                         --
    Purchase of exchange membership................................................          (90,000)                         --
                                                                                     ---------------               -------------
       Net cash used in investing activities.......................................       (3,163,354)                (11,383,330)
                                                                                     ---------------               -------------
Cash Flows from Financing Activities
    Line of credit borrowings......................................................        2,285,530                          --
    Line of credit repayments......................................................       (2,285,530)                         --
    Preferred stock dividends paid in cash.........................................          (28,825)                   (156,655)
    Issuance costs for common stock................................................               --                    (575,000)
    Proceeds from issuance of common stock.........................................               --                   5,750,000
    Proceeds from exercise of stock options and warrants to purchase common stock..           65,625                   2,158,713
    Issuance costs for preferred stock.............................................               --                    (682,563)
    Proceeds from issuance of preferred stock......................................               --                  20,000,000
    Proceeds from issuance of eMC common stock.....................................           14,500                          --
    Issuance costs for Gomez preferred stock.......................................               --                    (611,898)
    Proceeds from issuance of Gomez preferred stock................................               --                   5,500,000
    Proceeds from issuance of Gomez common stock...................................               --                         500
    Issuance costs for UTTC preferred stock........................................               --                     (11,673)
    Proceeds from issuance of UTTC preferred stock.................................               --                   2,000,000
                                                                                     ---------------               -------------
       Net cash provided by financing activities...................................           51,300                  33,371,424
                                                                                     ---------------               -------------
Foreign currency translation adjustment............................................           (7,733)                         --
                                                                                     ---------------               -------------

Net (decrease)/ increase in cash and cash equivalents..............................       (7,266,065)              $  15,358,826
Cash and cash equivalents, beginning of period.....................................       15,365,439                   2,667,347
                                                                                     ---------------               -------------

Cash and cash equivalents, end of period...........................................  $     8,099,374               $  18,026,173
                                                                                     ===============               =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest.......................................  $         7,985               $          --


          See accompanying notes to consolidated financial statements

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. Certain amounts in prior periods have been reclassified for comparative purposes.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended March 31, 2000. The results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

The consolidated financial statements include the accounts of The Ashton Technology Group, Inc. ("Ashton") (collectively with its subsidiaries and affiliated companies, the "Company") and its majority-owned subsidiaries, which at September 30, 2000 and March 31, 2000 included:

     .    Universal Trading Technologies Corporation ("UTTC") and its
          subsidiaries:
          .    REB Securities, Inc. ("REB")
          .    Croix Securities, Inc. ("Croix")
          .    NextExchange, Inc. ("NextExchange").
     .    Electronic Market Center, Inc. ("eMC") and its subsidiary
          .    E-Trustco.com Inc ("E-Trustco").
     .    Ashton Technology Canada, Inc. ("Ashton Canada").
     .    ATG Trading LLC ("ATG Trading").
     . ATG International, Inc. ("International") (dissolved as of September 15, 2000).

The accounts of all majority-owned subsidiaries are consolidated with those of Ashton. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for investments in businesses which it owns between 20% and 50% using the equity method. Ashton accounts for its investments in Kingsway-ATG Asia, Ltd. ("KAA") and Gomez Inc. (formerly Gomez Advisors, Inc., "Gomez") using the equity method at September 30, 2000. Gomez was a majority-owned subsidiary of Ashton through December 31, 1999, and was Ashton's primary source of revenues from Gomez's inception in May 1997 through December 31, 1999. In periods ending on or prior to December 31, 1999, the operating results of Gomez were consolidated in Ashton's statement of operations, and the assets and liabilities of Gomez were consolidated in Ashton's balance sheet.

Dissolution of ATG International, Inc.

Ashton formed International as a wholly owned subsidiary in July 1998 to explore opportunities for marketing and licensing the Company's products and services abroad. As joint ventures and strategic alliances with parties in Canada and Asia were developed, the investments in the joint ventures were structured directly with Ashton, instead of International. As a result, International was dissolved and its assets were distributed to its sole stockholder, Ashton, on September 15, 2000.

UTTC Common Stock Reverse Split

On April 7, 2000, the Board of Directors of UTTC approved a three-for-four reverse stock split, effective April 10, 2000. All references in the unaudited consolidated financial statements to UTTC common shares and common stock options have been adjusted retroactively for the split.


eMC Common Stock Reverse Split

On April 13, 2000, the Board of Directors of eMC approved a 0.65-for-one reverse stock split, effective April 17, 2000. All references in the unaudited consolidated financial statements to eMC common shares have been adjusted retroactively for the split.

2.   INVESTMENTS IN SUBSIDIARIES AND AFFILIATED COMPANIES

ATG Trading LLC

On March 31, 2000, Ashton entered into an agreement to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC ("Hudson"), a proprietary trading firm and member of the Philadelphia Stock Exchange (PHLX). As part of the agreement, Ashton agreed to advance $2,000,000 to Hudson under a revolving subordinated loan agreement. The proceeds of the loan were utilized to fund a segregated trading account controlled by Ashton to provide two-sided liquidity on a neutral basis to UTTC clients utilizing its iMatch(TM) system, including the eVWAP(TM) (electronic volume weighted average price) trading system. The loan balance of $2,000,000 is reported as due from broker-dealer on the March 31, 2000 consolidated balance sheet.

On July 25, 2000, Ashton completed the purchase of Hudson and renamed the operation ATG Trading, LLC. Subsequent to the acquisition, the results of ATG Trading are consolidated with those of Ashton. As a result, the revolving subordinated loan is eliminated in consolidation, and the balance in the trading account is included in cash and cash equivalents on the September 30, 2000 consolidated balance sheet. Ashton issued 30,000 shares of its common stock to effect the acquisition, and recorded a charge of $106,875 for the issuance of the shares. Additionally, ATG Trading paid $90,000 in cash to acquire a PHLX membership seat in its name.

E-Trustco.com Inc. and the Trust Company


On April 18, 2000, eMC acquired all of the outstanding capital stock of E-Trustco.com Inc., in exchange for 2,000,000 shares of eMC's common stock. E-Trustco is a wholly-owned subsidiary of eMC, and is a business-to-business electronic trust company which is being designed to provide an electronic, professionally managed investment advice program in the form of multi-manager wrap accounts to partners such as online brokers. E-Trustco will offer and outsource comprehensive and objective financial advisory services using an electronic delivery system and patent-pending process through a trust company (in formation). The trust company will be operated as a state-chartered trust company under the banking laws of the State of Connecticut. On August 31, 2000, at the request of the Connecticut State Department of Banking, Ashton provided a guaranty of the future financial and managerial obligations of the trust company. In exchange for the guaranty eMC agreed to issue 2.5 million additional shares of its common stock to Ashton.

As of March 31, 2000, Ashton and Ashton's management owned 100% of the voting equity of eMC. As a result of the acquisition of E-Trustco and the additional shares issued in connection with the guaranty of the trust company, Ashton and its management currently own approximately 83% of the voting equity of eMC.

TeamVest, Inc.

On August 9, 2000, eMC agreed to lend TeamVest, Inc. ("TeamVest"), a Delaware corporation based in Charlotte, NC, $2,000,000 under a Convertible Loan Agreement ("TeamVest Loan"). At September 30, 2000, all proceeds of the loan were advanced to TeamVest by eMC, and the balance of $2,000,000 is included on the consolidated balance sheet in the current portion of notes receivable. The TeamVest Loan bears interest at a rate of 6.83% per annum, and is scheduled to mature on December 31, 2000. The TeamVest Loan and the accrued interest thereon is convertible into shares of TeamVest common stock at a conversion price of $2.553 at eMC's option at any time prior to the maturity date, and unless sooner paid or converted, the TeamVest Loan and accrued interest thereon will be automatically converted into TeamVest common stock thirty days after all proceeds of the loan have been drawn down and expended by TeamVest. In consideration for the execution of the TeamVest Loan, eMC, E-Trustco and TeamVest entered into an operating agreement effective August 9, 2000. Under the agreement, eMC will access, distribute and rebrand TeamVest's electronic investment advice and Internet-based 401(k) investment advice programs as part of the global electronic distribution channel to be offered through eMC.

Gomez, Inc.

In September 1999, Gomez commenced a private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Preferred Stock on December 30, 1999, Ashton's ownership percentage in Gomez was reduced to below 50%, and Ashton began accounting for its investment in Gomez under the equity method of accounting. Pursuant to the equity method of accounting, the carrying amount of Ashton's remaining investment in Gomez was increased to zero, and the increase of $5,568,475 was reported as a gain in December 1999. Ashton will not report any future losses of Gomez which would reduce the carrying amount of the investment in Gomez to below zero. In the event Gomez has future earnings, Ashton will recognize its share of those earnings only after the earnings exceed Ashton's share of net losses not recognized. As of September 30, 2000, Ashton's investment in Gomez consisted of 4,405 shares of Series A Preferred Stock. (See Note 10. Subsequent Events.)


3.   STOCKHOLDERS' EQUITY

Increase in Authorized Common Stock

On September 21, 2000, Ashton's stockholders voted to increase the authorized shares of Ashton common stock from 60,000,000 to 100,000,000.

Series F Convertible Preferred Stock

On August 18, 1999 (the "Issue Date"), Ashton completed a private placement for the sale of 20,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of Ashton's common stock, for gross proceeds of $20,000,000. Each share of the Series F Preferred is convertible into a number of shares of Ashton's common stock equal to the stated value plus a premium of up to 9% per annum, divided by a conversion price. The conversion price of the Series F Preferred is the lesser of $10.79 or the average of the five lowest closing bid prices during the 22 trading days preceding conversion. Prior to February 17, 2000, the conversion price was $7.85 (the "Floor Price") for all conversions that took place on days where the common stock traded below the Floor Price. Beginning on February 18, 2000, the Series F Preferred is subject to redemption at Ashton's option if the market price of the common stock is below $7.35 on the conversion date. During the six months ended September 30, 2000, 2,000 shares of the Series F Preferred were converted into 649,569 shares of Ashton common stock, including 52,554 shares deemed as dividends. The Company has accrued dividends in arrears of $628,274 to reflect the 9% premium on the remaining 8,000 Series F Preferred shares from the Issue Date through September 30, 2000.

The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. The fair value of the warrants, or $645,000, was recorded as a dividend to the holders of the Series F Preferred on the Issue Date.

On January 1, 2000, Ashton imposed a "blackout" on sales of Ashton common stock by the Series F Preferred investors pursuant to a registration rights agreement dated August 18, 1999 between Ashton and the Series F Preferred investors. As a result of the blackout, which was effective for the period from January 10, 2000 through February 28, 2000, the Series F Preferred investors agreed not to make sales of Ashton common stock issued upon conversion of the Series F Preferred stock and exercise of the warrants. Additionally, as a result of the blackout, the conversion price on subsequent conversions of 6,000 shares of the Series F Preferred stock was adjusted to equal the lesser of $5.6563 or the conversion price that would otherwise be in effect on the date of any such conversions.

UTTC Series TK Convertible Preferred Stock

On June 4, 1999, UTTC completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC Series TK Preferred Stock") and warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share ("Series T Warrants"). The fair value of the Series T Warrants is being recorded as a dividend to the holders of the UTTC Series TK Preferred Stock on the vesting dates of the warrants. During the six months ended September 30, 2000, Ashton recorded a dividend of $304,300 upon vesting of 50,000 of the Series T warrants. Gross proceeds received by UTTC from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC Series TK Preferred Stock is convertible into 7.5 shares of UTTC common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of Ashton common stock. The UTTC Series TK Preferred Stock is presented as a minority interest on the consolidated balance sheets at its liquidation preference of $2,000,000. As a result of the UTTC Series TK Preferred stock liquidation preference, the minority interest balance has not been reduced by any portion of the net losses of UTTC.

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

UTTC Series KW Convertible Preferred Stock

On January 12, 2000, UTTC completed a private placement of 123,240 shares of its Series KW Convertible Preferred Stock ("Series KW Preferred"), resulting in gross proceeds of $3,000,000. The Series KW Preferred has a liquidation value of $24.34275 per share, or $3,000,000. Upon the completion of an initial public offering of the common stock of UTTC or upon a change in control, and until December 2004, each share of Series KW Preferred is convertible into 7.5 shares of UTTC common stock. If UTTC has not completed an initial public offering by December 31, 2001, holders of the Series KW Preferred may exchange up to 41,080 shares of Series KW Preferred, each for 3.477 shares of Ashton common stock, and up to 41,080 shares of Series KW Preferred at an exchange ratio equal to the liquidation value per share divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. Additionally, Ashton, UTTC, and the holders of the Series KW Preferred agreed that if, within thirty days of KAA completing an initial public offering of its securities, UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering, the holders of the Series KW Preferred may then, and at any time thereafter for so long as UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering of its securities, exchange up to 41,080 shares of Series KW Preferred for shares of Ashton common stock at an exchange ratio equal to the liquidation value per share of the Series KW Preferred divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. The UTTC Series KW Preferred Stock is presented as a minority interest on the consolidated balance sheets at its liquidation preference of $3,000,000. As a result of the UTTC Series KW Preferred stock liquidation preference, the minority interest balance has not been reduced by any portion of the net losses of UTTC.

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

Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, Ashton was entitled to put to the Private Equity Investors shares of Ashton common stock for an aggregate put price of $13,000,000. The put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven day period beginning three days before and ending three days after Ashton gave notice of a put. During the six months ended September 30, 1999, Ashton exercised four puts in the aggregate amount of $5,750,000, and issued 696,570 shares of common stock, which fulfilled the Private Equity Investors' remaining commitment to Ashton.

On the Subscription Date, Ashton issued a warrant to the placement agent on the same terms as the warrants that were issued to the Private Equity Investors to purchase up to 190,000 shares of Ashton common stock. On July 15, 1998, Ashton issued a warrant to the placement agent to purchase up to 60,000 shares of common stock, on the same terms as the warrant issued on the Subscription Date. In addition, pursuant to the Private Equity Agreement, Ashton paid the placement agent $287,500, or 5% of the proceeds of the puts during the six months ended September 30, 1999. In August 1999, the placement agent exercised 30,000 of the warrants, resulting in gross proceeds of $137,400 to Ashton and the issuance of 30,000 shares of common stock.

Series C Preferred Stock

On January 27, 1998, Ashton completed the sale of 100,000 shares of its Series C Convertible Preferred Stock and issued warrants to the Series C Preferred investors which were exercisable into an aggregate of 100,000 shares of Ashton common stock at an average exercise price of $1.71. In addition, Ashton issued a warrant to the placement agent of the Series C Preferred to purchase 100,000 shares of common stock on the same terms as the warrants issued to the Series C investors. During the six months ended September 30, 1999, the 200,000 warrants issued in connection with the Series C Preferred were exercised, resulting in proceeds of $342,568 to Ashton and the issuance of 200,000 shares of common stock.

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

During the six months ended September 30, 1999, 125,219 shares of the Series A Preferred and 272,300 shares of the Series B Preferred were converted into a total of 2,884,736 shares of Ashton common stock. During the six months ended September 30, 2000, 7,500 shares of the Series B Preferred were converted into a total of 45,000 shares of Ashton common stock. By August 1999, all shares of the Series A Preferred Stock had been converted into common stock. At September 30, 2000, there are 56,700 shares of the Series B Preferred outstanding.

Deferred Consulting Expense

In February 1998, Ashton entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby Ashton issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. In August 1998, Ashton amended the consulting agreement with Continental and issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, Ashton recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. The consulting cost was amortized over the revised one-year term of the agreement. For the six months ended September 30, 1999, Ashton charged $285,208 to operations for the amortization of deferred consulting expenses related to the original and amended consulting agreements.

Underwriters' Warrants

Warrants that were issued to the underwriters of Ashton's initial public offering in May 1996 were exercised on a cashless basis during June 1999, and 100,555 shares of common stock were issued.

Redeemable Common Stock Purchase Warrants

As part of its initial public offering in May 1996, Ashton registered an aggregate of 3,232,500 redeemable common stock purchase warrants. The holders of each of these warrants are entitled, upon payment of the exercise price of $5.85, to purchase one share of common stock. Unless previously redeemed, the warrants are exercisable at any time during the five-year period ending May 2, 2002, provided that a current prospectus relating to the underlying common stock is in effect and the shares are qualified for sale or exempt from qualification under applicable securities laws.

Commencing May 2, 1997, the warrants may be redeemed by the Company at a price of $.25 per warrant, if the trading price for the common stock on The Nasdaq National Market is equal to or exceeds $6.75 per share ("the Redemptive Trading Price") for twenty 20 consecutive trading days. The Company must give each warrant holder thirty days notice if it intends to redeem any or all of the warrants. If Ashton gives notice of its intention to redeem any of the warrants, the warrant holders' right to exercise their warrants will be forfeited unless they exercise their warrants prior to the date specified on the notice of redemption. The decision to redeem the warrants is at the discretion
of Ashton's Board of Directors.   During the six months ended September 30,
1999, 5,200 of the public warrants were exercised for proceeds of $30,420.  (See
Note 10.  Subsequent Events.)

4.  RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

The Company has utilized The Dover Group, Inc. ("Dover") for consulting services related to the Company's financings and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. The Company paid consulting fees to Dover amounting to $80,000 and $90,000 in the six-month periods ended June 30, 2000 and 1999, respectively. Effective September 1, 2000, the Company entered into an employment agreement with Mr. Rittereiser, and the consulting arrangement with Dover was terminated.

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

On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft lawsuit in the amount of $1.2 million. The Company and its subsidiary, UTTC, had previously been dismissed as parties to the Rosensaft lawsuit. On April 7, 1998, the Company's Board of Directors, after due deliberation, concluded that the Company and UTTC derived mutual benefit from the Rosensaft settlement entered into by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, pursuant to a Repayment Agreement, the Company loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their portion of the Rosensaft settlement. In exchange for the loan to satisfy the Rosensaft settlement, Dover initially pledged 300,000 shares of Ashton common stock under its control to the Company. On March 20, 2000, the Company, Dover and Mr. Rittereiser amended the agreement and reduced the number of shares of Ashton common stock subject to the pledge from 300,000 shares to 63,500 shares. The loan is included in the current portion of notes receivable on the consolidated balance sheet at September 30, 2000.

On April 3, 2000, the Board of Directors of the Company resolved to accept from Dover and Mr. Rittereiser shares of Gomez common stock owned by Dover equivalent in value to the amounts due the Company under the Repayment Agreement and the Agreement to Pay Legal Costs as full and complete satisfaction of the debts.
The amounts due the Company under those agreements at September 30, 2000 include the $380,000 note to Ashton plus approximately $85,000 in accrued interest, as well as settlement costs of $413,980 which were paid by Ashton, but have not been reimbursed by the Company's directors and officers' liability insurance policy. The Board agreed the number of shares of Gomez stock to be transferred to the Company would be valued at the initial public offering price of the shares or such other price as determined by Ashton's Board of Directors. On October 8, 2000, Ashton extended the maturity date on the $380,000 note to Dover for a period of ninety days, during which time Ashton's Board of Directors will determine the valuation of the Gomez common stock and the resulting number of shares to be transferred to the Company in satisfaction of the agreements.

In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000 (the "Rittereiser Loan"). Morgan Stanley requested the Company provide additional credit enhancements to secure the Rittereiser Loan, in the form of a guarantee of the loan by the Company.
The Company agreed to guarantee the Rittereiser Loan up to $500,000, on the condition that Mr. Rittereiser secure the Company's guarantee with sufficient personal collateral pledged to the Company and on the condition that the guarantee shall only extend until such time that Mr. Rittereiser repays the Rittereiser Loan or locates other collateral to substitute for the Company's guarantee. Mr. Rittereiser agreed to secure the Company's guarantee of the Rittereiser Loan with a first lien on certain real estate that he owns, which is valued in excess of $500,000, and has agreed to repay the Rittereiser Loan and/or locate substitute collateral for the Company's guarantee within a reasonable period of time.

Adirondack Capital, LLC

In 1997, the Company retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of the Company's Board of Directors, is the Managing Director of Adirondack. The Company paid consulting fees to Adirondack amounting to $60,000 in each of the six-month periods ended September 30, 2000 and 1999. In addition, Ashton paid Adirondack a fee of $75,000 in September 2000 to terminate a fee agreement for
advisory services provided by Adirondack to eMC.   Additionally, during the six
months ended September 30, 1999, the Company paid Adirondack $287,500 pursuant to the Private Equity Line of Credit Agreement, and Gomez paid Adirondack $50,000 for its assistance in structuring the private placement of the Gomez Series B Preferred Stock.

Wyndham Capital Corporation

In 1997, the Company retained Wyndham Capital Corporation to provide investment banking and financial advisory services. Thomas G. Brown, a member of the Company's Board of Directors, is the President and Managing Director of Wyndham. The Company paid $25,000 in consulting fees to Wyndham during the six months ended September 30, 1999. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer upon his election to the Board.

Kronish, Lieb, Weiner & Hellman LLP

Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a director of the Company, is a Senior Partner, acted as counsel to the Company in various matters since 1998. Ashton paid aggregate fees of $24,391 and $63,643 during the six-month periods ended September 30, 2000 and 1999, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services.

5.  SEGMENT INFORMATION

At September 30, 2000, the Company operates in two business segments: matching systems and eMC. The matching systems segment includes the development and operation of the iMatch System, including eVWAP and other intelligent matching systems. eMC is considered a separate segment, and includes the development of eMC's electronic distribution network and business-to-business electronic trust company, which will provide an electronic, professionally managed investment advisory program. At September 30, 1999, the results of operations of Gomez were reported as a second segment. Since Gomez's results of operations are not consolidated with those of Ashton effective December 31, 1999, the Company is no longer operating in that segment. Selected financial information for the Company's segments is presented for the three- and six-month periods ended September 30, 2000 and 1999 in the tables below. The segment information for the six months ended September 30, 2000 reflects a change in the data presented for the three months ended June 30, 2000 to present the results of eMC separately.

                                          Three Months Ended September 30,                 Six Months Ended September 30,
                                   ----------------------------------------------------------------------------------------------
                                         2000                      1999                      2000                    1999
                                   -----------------      ----------------------      ------------------      -------------------
Revenues:
    Gomez........................  $             ---                  $1,044,791        $            ---               $1,866,830
    Matching systems.............             37,778                      12,717                  83,895                   12,717
    eMC..........................                ---                          --                     ---                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                              37,778                   1,057,508                  83,895                1,879,547
Depreciation and amortization:
    Gomez........................                ---                     160,481                     ---                  182,481
    Matching systems.............            155,190                     162,850                 273,856                  326,195
    eMC..........................              1,074                         ---                   1,074                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                             156,264                     323,331                 274,930                  508,676
Loss on trading activities:
    Gomez........................                ---                         ---                     ---                      ---
    Matching systems.............            154,702                         ---                 519,317                      ---
    eMC..........................                ---                         ---                     ---                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                             154,702                         ---                 519,317                      ---
Loss from operations:
    Gomez........................                ---                   2,068,162                     ---                2,897,581
    Matching systems.............          3,581,163                   2,475,246               6,592,348                4,506,794
    eMC..........................            539,481                          --                 829,830                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                           4,120,644                   4,543,408               7,422,178                7,404,375
Interest income:
    Gomez........................                ---                      35,730                     ---                   62,109
    Matching systems.............            346,622                     229,236                 742,455                  290,787
    eMC..........................             21,740                         ---                  25,388                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                             368,362                     264,966                 767,843                  352,896
Other expense:
    Gomez........................                ---                         ---                     ---                      ---
    Matching systems.............           (106,875)                   (416,632)               (106,875)                (416,632)
    eMC..........................                ---                         ---                     ---                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                            (106,875)                   (416,632)               (106,875)                (416,632)
Equity in loss of affiliates:
    Gomez........................                ---                         ---                     ---                      ---
    Matching systems.............           (432,852)                        ---                (637,839)                     ---
    eMC..........................                ---                         ---                     ---                      ---
                                   -----------------      ----------------------      ------------------      -------------------
                                            (432,852)                        ---                (637,839)                     ---

                                                             September 30,              March 31,
                                                                 2000                     2000
                                                        --------------------      -------------------
    Total assets:
       Gomez........................................      $              ---       $              ---
       Matching systems.............................              21,892,098               31,022,911
       eMC..........................................               2,380,071                    1,000
                                                        --------------------      -------------------
                                                          $       24,272,169        $      31,023,911
    Total stockholders' equity:
       Gomez........................................      $              ---        $             ---
       Matching systems.............................              18,747,453               31,022,911
       eMC..........................................                (788,942)                   1,000
                                                        --------------------      -------------------
                                                          $       17,958,511        $      31,023,911

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB's SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, extended the pronouncement's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133, which addressed several implementation issues that arose as a result of FASB No. 133. Ashton will adopt the provisions of this statement, as amended, beginning April 1, 2001. The statement will require the Company to recognize all derivatives on its balance sheet at their fair value. Derivatives which are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The impact of adoption of SFAS No. 133 on the Company's financial position, results of operations and cash flows will depend on the financial position and the nature and purpose of the derivative instruments in use at that time, however the impact is not expected to be material.

In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 100 Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101 Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. SAB No. 100 became effective in November 1999 and SAB No. 101 is effective for periods beginning after March 15, 2000. The adoption of the requirements provided in SAB No. 100 and SAB No.101 have not had a material impact on the Company's consolidated financial position or results of operations.

7.  2000 INCENTIVE PLAN

On September 21, 2000, Ashton's stockholders approved the 2000 Incentive Plan ("the Plan"). The Plan enables the Company to offer equity interests in the Company and other incentive awards to certain officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000. During the three months ended September 30, 2000, Ashton's Board of Directors granted options to purchase 372,000 shares of Ashton common stock to new employees of the Company.

8.   NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the six months ended September 30, 2000 or the six months ended September 30, 1999 because the Company has incurred net losses; therefore, the effect of the Company's dilutive securities is anti-dilutive in those periods.

9.   COMPREHENSIVE LOSS

Total comprehensive loss, which includes net loss, unrealized gains and losses on the Company's available-for-sale securities, and foreign currency translation adjustments, amounted to $4,268,265 and $4,695,074, respectively, for the three months ended September 30, 2000 and 1999, and $7,377,024 and $7,468,111,
respectively, for the six months ended September 30, 2000 and 1999.

10.  SUBSEQUENT EVENTS

On October 20, 2000, the registration statement that Gomez filed in April 2000 with the SEC for an initial public offering of its common stock was withdrawn due to unfavorable market conditions. In addition, Gomez raised an additional $9.3 million through the private placement of its Series D Convertible Preferred Stock ("Gomez Series D Preferred"). The Gomez Series D Preferred shares have a liquidation preference of $5.10 per share and are entitled to cumulative dividends at a rate of 8% of the liquidation preference.

On November 6, 2000, Ashton began soliciting the consent of the holders of its redeemable common stock purchase warrants to amend the warrant agreement between the Company and its transfer agent to reduce the Redemptive Trading Price of the warrants from $6.75 per share to $5.50 per share. If approved, the Company will permanently decrease the exercise price of the warrants from $5.85 per warrant to $4.50 per warrant. The consent of holders of two-thirds of the redeemable common stock purchase warrants is required for the authorization and approval of the proposed amendment to reduce the Redemptive Trading Price of the warrants from $6.75 per share to $5.50 per share. Holders of the redeemable common stock purchase warrants have until December 15, 2000 to submit their consents with respect to these amendments unless the solicitation period is extended beyond that date by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ashton is an eCommerce company developing a network of affiliated companies. The Ashton companies develop and market technology-based products and services which provide businesses and consumers unique execution of financial transactions within global electronic marketplaces. Ashton utilizes advanced telecommunication, computing, data and information security, and Internet technologies to develop electronic transaction and distribution systems and products for the global financial services industry. As of September 30, 2000, Ashton's subsidiaries and affiliated companies include:

          1) Universal Trading Technologies Corporation ("UTTC") and its subsidiaries:
                    . REB Securities, Inc. ("REB")
                    . Croix Securities, Inc. ("Croix")
                    . NextExchange, Inc. ("NextExchange").
          2) Electronic Market Center, Inc. ("eMC"(TM)) and its subsidiary . E-Trustco.com Inc ("E-Trustco").
          3)  Ashton Technology Canada, Inc. ("Ashton Canada").
          4)  ATG Trading LLC ("ATG Trading").
          5)  Kingsway ATG Asia, Ltd. ("KAA").
          6)  Gomez, Inc. (formerly Gomez Advisors, Inc., "Gomez").

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

Ashton has formulated a plan to develop and introduce the iMatch System(TM) ("iMatch (TM)"). The iMatch System represents a global distribution network of independently licensed and operated intelligent matching systems incorporating a value-added front-end, routing services, and execution hosting capability. The execution capability would include the electronic volume weighted average price trading system ("eVWAP(TM)") for listed and NASDAQ stocks, market-on-close ("eClose(TM)") for listed and NASDAQ stocks, intraday trading products (semi-continuous markets), international stocks beginning in Canada and Hong Kong, a ticker plant with related data services, and an interactive central limit book with blind auction and online negotiation features. The system and its associated products would be licensed by Ashton to UTTC, Ashton Canada and KAA. The affiliated companies would be responsible for the sales and marketing of the products and daily operation of the systems in their respective territories.

Ashton is actively pursuing the introduction of an eVWAP for NASDAQ stocks and an eClose product for both listed and NASDAQ stocks. Ashton is currently working with the Philadelphia Stock Exchange ("PHLX") to introduce eVWAP on NASDAQ issues. Ashton is also entering discussions with other national and international exchanges for the introduction of the eClose and other products as well as exploring the introduction of these products as a broker-sponsored system through Croix Securities, pursuant to the SEC's regulations on alternative trading systems ("Regulation ATS").

Ashton is also in negotiation with a third party to develop an interactive central limit book for a non-equity securities marketplace. The system would be licensed to the third party and Ashton would be entitled to certain cash payments and an equity interest in the third party. Management believes that this approach will enable it to reduce the costs and risks associated with the development effort of the more demanding equities central limit order book system. Upon completion of the central limit book system, it would be modified and enhanced for use on a global basis.

UTTC continues to market, educate and obtain buy and sell-side institutions to participate in the eVWAP system on a daily basis. UTTC recognizes that increased liquidity is necessary to enhance the match efficiency of the eVWAP. With the addition of new marketing management and a change in the composition of the sales force, UTTC's sales efforts have been refocused on attracting active participation in the system from select market segments that are expected to produce the majority of eVWAP's initial trading volume. UTTC is currently working with several large institutions, broker-dealers, and operators of third party trade order management and routing systems to implement eVWAP within those organizations. As of September 30, 2000, 36 institutions and 43 brokers have been enrolled and integrated for use of the eVWAP. UTTC has also integrated the following trade order management systems and national clearing firms:

        Trade Order Management Systems
     . Belzberg Financial Markets and News International, Inc. is a supplier of global Internet trading solutions, whose gateways process millions of shares on a daily basis for many of the large brokerage houses in North America.
     . SunGard Institutional Brokerage, Inc. provides integrated information technology solutions for financial services. SunGard Financial Networks provides automated execution of equity trades, with eVWAP to be set up as one of its venues.
     . AutEx(R), a Thomson Financial Company, is a provider of automated trade execution. Through AutEx, eVWAP will be available to additional order management systems, including Antares, MOXY, IDEE, LandMark, Predator, Open Trader, Charles River Development, Traders Console, and IMS5.

        Clearing Firms
     .  Broadcort Capital Corp. (a subsidiary of Merrill Lynch & Co., Inc.)
     . Correspondent Services Corp. (a subsidiary of Paine Webber Group, Inc.) . Credit Suisse First Boston Corp.
     .  DB Alex.Brown LLC
     .  Jefferies & Co., Inc.
     .  Legg Mason Wood Walker Inc.
     .  Lehman Brothers Inc.
     . Pershing Division of Donaldson,Lufkin & Jenrette Securities Corporation . US Clearing Corporation.

When UTTC management has determined that a sufficient number of appropriate users are prepared to actively participate in eVWAP trading, UTTC's customer relationship team will orchestrate a "ramp up" in order flow from those users to foster sustained liquidity ramp up. On October 30, 2000 the SEC approved the extension of the eVWAP pilot until November 30, 2001. Currently, UTTC is assessing the market reception of additional trading products and the features associated with those products, as well as new pricing models. Feedback from this effort is communicated to Ashton staff and incorporated into the development of these products, systems, and price schedules.

eMC is actively developing key components of its electronic distribution network and business-to-business electronic trust company providing an electronic professionally managed investment advisory program. eMC is exploring, negotiating and has entered strategic relationships with selected companies. These relationships consist of commercial agreements that involve the development of specific aspects of the eMC platform, or involve the sale of third party products and services on the eMC platform or the distribution of eMC's platform by these companies on a co-branded or private label basis. In addition, an application for the formation of the trust company was filed with the office of the Connecticut Banking Commissioner on September 1, 2000.

Ashton Canada is actively implementing the eVWAP on the Toronto Stock Exchange ("TSE"). On September 19, 2000, the Board of Directors of the TSE approved amendments to the Rules and Policies of the Exchange in order to implement the eVWAP as a facility of the TSE, and allow Participating Organizations ("POs") and eligible institutional clients access to the eVWAP facility. The amendments to the existing Rules and Policies will be effective upon approval of the Ontario Securities Commission following public notice and comment. A request for comment was noticed on October 6, 2000 with comments to be provided within 30 days of the notice. It is anticipated that the eVWAP will be operational on the TSE during the first half of 2001.

ATG Trading currently provides limited two-sided liquidity on a neutral basis for UTTC clients utilizing the iMatch System, including eVWAP. ATG Trading is also intended to provide Ashton management with real-time experience with VWAP(R) trading techniques, risk management knowledge with respect to derivatives, and to enable discussions and alliances with other third party liquidity providers. Ashton is also implementing lower cost trade execution agreements for ATG Trading and analyzing the development of proprietary trading software for use by ATG Trading and other liquidity providers.

Ashton management has been working with management of KAA to develop a plan for the deployment of the iMatch System, including eVWAP, in the Hong Kong and Far East markets. The plan entails deployment of the iMatch System technologies, products, and services to Hong Kong and the Far East, implementation of an anonymous securities clearing process in Hong Kong for eVWAP trades, cross-border settlement and clearing of eVWAP trades, and regulatory approval for the systems. On September 22, 2000, Ashton announced the hiring of a Vice President of Global Systems, who will focus on the Hong Kong joint venture.

The Company intends to continue to increase its investments and expenditures in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of eVWAP, success in hiring the appropriate personnel, successful development of new products and services, regulatory approval of its new products and services, market acceptance of the Company's products and services, development of a revenue stream from the Company's products, services and affiliated companies, and the availability of capital. Such anticipated increases in the Company's operating expenses may materially and adversely affect the Company's operating results.

Results of Operations

For the Three Months Ended September 30, 2000 and 1999

The net loss applicable to common stock totaled $4,614,400 or $.16 per share for the three months ended September 30, 2000, and $5,727,261 or $0.24 per share for the three months ended September 30, 1999. The Company incurred a net loss of $4,292,872 or $.15 per share for the three months ended September 30, 2000, compared to $4,695,074, or $.19 per share for the three months ended September 30, 1999.

The Company's revenues totaled $37,778 for the three months ended September 30, 2000, and $1,057,508 for the three months ended September 30, 1999. The revenues in the current three-month period were generated entirely by UTTC from the operation of the eVWAP, and the revenues in the three-month period last year were generated entirely by Gomez. Due to Ashton's decrease in ownership of Gomez in December 1999, the results of Gomez operations are not included in the consolidated financial statements for the three months ended September 30, 2000. In the three months ended September 30, 1999, $174,390, or 17% of Gomez's revenues were from consulting and advisory engagements with clients seeking to improve the quality of their Internet service offerings. Gomez also generated $334,473 from advertising, sponsorship, and transaction-based revenues, and

$526,085 in revenues from subscriptions and related data and analysis services from its GomezPro web site during the three months ended September 30, 1999.

The costs of revenues during the three months ended September 30, 1999 represent costs associated with the delivery of Gomez's consulting and advisory services, including the salaries for personnel providing those services.

During the three months ended September 30, 1999, the Company amortized capitalized system development costs related to eVWAP totaling $47,915. The Company has not capitalized computer software costs related to eVWAP since fiscal 1999 when the application development stage was completed.

Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the three months ended September 30, 2000 decreased to $156,264 from $275,416 for the three months ended September 30, 1999 due to the inclusion of $160,481 of depreciation expense on Gomez property and equipment in the three months ended September 30, 1999. Capital expenditures increased to $937,909 for the three months ended September 30, 2000 compared to $685,000 in the same period last year. The increase is primarily due to the replacement of hardware originally purchased in 1996, expanding the operation of eVWAP, the development of additional trading systems and other products and services, and the relocation of the Company's corporate headquarters. The increase is partially offset by the exclusion in the current year of Gomez's purchase of computer equipment and software last year.

Ashton recorded a non-cash compensation charge of $10,027 in the three months ended September 30, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. In February 1998, the Company entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby the Company issued 300,000 shares of Common Stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, the Company amended the consulting agreement with Continental and the Company issued 250,000 additional shares of common stock with a fair market value of $416,657 in exchange for additional promotional services and a reduction in cash payments required pursuant to the previous consulting agreement. The Company recorded the deferred consulting expenses in 1998 and 1999 as a reduction to stockholders' equity. During the three months ended September 30, 1999, $135,989 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses. The deferred consulting expense related to the agreement with Continental was fully amortized during the year ended March 31, 2000.

Ashton recorded a loss on trading activities of $154,702 relating to Ashton's trading account with Hudson Knights Securities, LLC ("Hudson"), and subsequent to the acquisition of Hudson in July 2000, ATG Trading's account. The trading account is used by ATG Trading to provide two-sided liquidity on a neutral basis to UTTC's clients using its iMatch System, including eVWAP. The loss on trading activities represents realized gains and losses on trades, related broker commissions and clearing charges.

Selling, general and administrative expenses ("SG&A") totaled $3,837,429 and $5,070,154 for the three-month periods ended September 30, 2000 and 1999, respectively. For the period ended September 30, 1999, Gomez's SG&A totaled $2,881,030, or 57% of the Company's total SG&A. Excluding Gomez, the Company's SG&A for the three months ended September 30, 1999 totaled $2,189,124 compared to $3,837,429 during the three months ended September 30, 2000. The increase in SG&A is primarily a result of the growth in staff at Ashton, UTTC and eMC. As of September 30, 2000, Ashton and its subsidiaries employed a total of 68 employees compared to 30 employees at September 30, 1999. Additional rent related to the relocation of the Company's headquarters in Philadelphia, PA and a lease in Hartford, CT for the operations of eMC, and increased expenses related to the development of the iMatch System and the eMC platform also contributed to the increase.

Interest income increased to $368,362 for the three months ended September 30, 2000 from $264,966 for the three months ended September 30, 1999, as a result of the higher average cash and cash equivalents and investments available for sale balances in connection with the Series F Preferred private placement in August 1999.

Other expense for the three months ended September 30, 2000 includes a charge of $106,875 for 30,000 shares of common stock issued in connection with the acquisition of Hudson in July 2000. Other expense for the three months ended September 30, 1999 is comprised of a charge of $416,632 for the value of UTTC stock issued to one of the Company's former directors in satisfaction of the terms of a termination agreement executed on June 29, 1999 between the former director and the Company.

Equity in loss of affiliates for the three months ended September 30, 2000 amounted to $432,852. This amount represents Ashton's portion of the net loss of KAA, which was primarily a result of unrealized losses on the trading portfolio.

For the Six Months Ended September 30, 2000 and 1999

The net loss applicable to common stock totaled $8,081,933 or $.28 per share for the six months ended September 30, 2000, and $8,500,298 or $.37 per share for the six months ended September 30, 1999. The Company incurred a net loss of $7,407,034 or $.26 per share for the six months ended September 30, 2000, compared to $7,468,111, or $.32 per share for the six months ended September 30, 1999.

The Company's revenues totaled $83,895 for the six months ended September 30, 2000, and $1,879,547 for the six months ended September 30, 1999. The revenues in the current six-month period were generated entirely by UTTC from the operation of the eVWAP, and the revenues in the six-month period last year were generated entirely by Gomez. Due to Ashton's decrease in ownership of Gomez in December 1999, the results of Gomez operations are not included in the consolidated financial statements for the six months ended September 30, 2000. In the six months ended September 30, 1999, $497,601 or 27% of Gomez's revenues were from consulting and advisory engagements with clients seeking to improve the quality of their Internet service offerings. Gomez also generated $642,621 from advertising, sponsorship, and transaction-based revenues, and $662,919 in revenues from subscriptions and related data and analysis services from its GomezPro web site during the six months ended September 30, 1999.

The costs of revenues during the six months ended September 30, 1999 represent costs associated with the delivery of Gomez's consulting and advisory services, including the salaries for personnel providing those services.

During the six months ended September 30, 1999, the Company amortized capitalized system development costs related to eVWAP totaling $95,592. The Company has not capitalized computer software costs related to eVWAP since fiscal 1999 when the application development stage was completed.

Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the six months ended September 30, 2000 decreased to $274,930 from $413,084 for the six months ended September 30, 1999 due to the inclusion of $182,481 of depreciation expense on Gomez property and equipment in the six months ended September 30, 1999. Capital expenditures increased to $1,122,999 for the six months ended September 30, 2000 compared to $1,460,312 in the same period last year. The increase is primarily due to the replacement of hardware originally purchased in 1996, expanding the operation of eVWAP, the development of additional trading systems and other products and services, and the relocation of the Company's corporate headquarters. The increase is partially offset by the exclusion in the current year of Gomez's purchase of computer equipment and software last year.

Ashton recorded a non-cash compensation charge of $20,054 in the six months ended September 30, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. During the six months ended September 30, 1999, $285,208 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses related to the agreement with Continental described above. The deferred consulting expense related to the agreement with Continental was fully amortized during the year ended March 31, 2000.

Ashton recorded a loss on trading activities of $519,317 relating to Ashton's trading account with Hudson, and subsequent to the acquisition of Hudson in July 2000, ATG Trading's account. The account is used by ATG Trading to provide two-sided liquidity on a neutral basis to UTTC's clients using its iMatch System, including eVWAP. The loss on trading activities represents realized gains and losses on trades, related broker commissions and clearing charges.

SG&A totaled $6,691,772 and $8,359,408 for the six-month periods ended September 30, 2000 and 1999, respectively. For the period ended September 30, 1999, Gomez's SG&A totaled $4,451,300, or 53% of the Company's total SG&A. Excluding Gomez, the Company's SG&A for the six months ended September 30, 1999 totaled $3,908,108 compared to $6,691,772 during the six months ended September 30, 2000. The increase in SG&A is primarily a result of the growth in staff at Ashton, UTTC and eMC. Additional rent related to the relocation of the Company's headquarters in Philadelphia, PA and a lease in Hartford, CT for the operations of eMC, and increased expenses related to the development of the iMatch System and the eMC platform also contributed to the increase.

Interest income increased to $767,843 for the six months ended September 30, 2000 from $352,896 for the six months ended September 30, 1999, as a result of the higher average cash and cash equivalents and investments available for sale balances in connection with the Series F Preferred private placement in August 1999.

Other expense for the six months ended September 30, 2000 includes a charge of $106,875 for 30,000 shares of common stock issued in connection with the acquisition of Hudson in July 2000. Other expense for the three months ended September 30, 1999 is comprised of a charge of $416,632 for the value of UTTC stock issued to one of the Company's former directors in satisfaction of the terms of a termination agreement executed on June 29, 1999 between the former director and the Company.

Equity in loss of affiliates for the six months ended September 30, 2000 amounted to $637,839. This amount represents Ashton's portion of the net loss of KAA, which was primarily a result of unrealized losses on the trading portfolio.

Liquidity and Capital Resources

At September 30, 2000, the Company's consolidated total assets were $24,272,169 compared to $31,023,911 at March 31, 2000. Current assets at September 30, 2000 totaled $21,326,019 and current liabilities were $1,270,044. Stockholders' equity at September 30, 2000 decreased to $17,958,511 from $25,162,607 at March 31, 2000 due primarily to the net loss applicable to common stock of $8,081,933.

At September 30, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $8,099,374 and securities available for sale of $9,954,400, compared to cash and cash equivalents of $15,365,439 and securities available for sale of $9,906,220 at March 31, 2000. The decrease in cash and cash equivalents and securities available for sale is primarily a result of the net loss for the six months ended September 30, 2000 of $7,407,034.

Gomez generated substantially all of the Company's revenues for the six months ended September 30, 1999. As of December 31, 1999, the Company began accounting for its remaining investment in Gomez under the equity method of accounting rather than consolidating Gomez's results of operations with the results of the Company. As a result, Gomez will no longer provide any revenues to the Company.

The Company's future revenues will be dependent upon the Company's ability to deploy its iMatch systems, including eVWAP, and customer utilization of eVWAP. The level and timing of such revenue is dependent upon, among other factors, the Company's assumptions regarding (i) the ramp-up of eVWAP implementation; (ii) the trading volume experienced by eVWAP; and (iii) the pricing the Company is able to obtain for eVWAP trade execution. Until adequate revenue is derived from eVWAP, the Company's cash and cash equivalents, investments and cash flow from operations will be sufficient to meet the presently anticipated cash requirements of the Company for a period of approximately nine to twelve months.

The Company's future capital requirements will depend on many factors, including the timing for the ramp-up of the eVWAP, market acceptance of the Company's products, the timing and extent of spending to support the development and introduction of the iMatch System and other new products and affiliated company development efforts, and the timing of introductions of new products and enhancements to existing products. Ashton and its subsidiaries will require additional financing to fund development of their products and services. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require Ashton to share ownership of its subsidiaries, joint ventures, and/or revenue from products and services.

On October 31, 2000, Ashton entered into an agreement to engage Jefferies & Co., ("Jefferies") to act as exclusive financial advisor and sole placement agent for Ashton in connection with the structuring, issuance and sale of equity securities of eMC and UTTC. Jefferies will also act as an advisor to the
Company regarding global electronic markets.   There can be no assurance that
the equity financing anticipated under this engagement will be available on terms acceptable to Ashton or at all.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 21, 2000, the 2000 Annual Meeting of Stockholders was held in Philadelphia, PA. At the meeting, the following items were acted upon by a vote of security holders: (i) the election of eight directors of Ashton to serve until the next annual meeting or until their successors have been duly elected and qualified; (ii) the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000; and (iii) the adoption of the 2000 Incentive Plan. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes was as follows:

     (i)   Election of directors:

           Name of                          (Withhold Authority)
           Nominee                     For         Against    Abstain
           -------                     ---         -------    -------

           Arthur J. Bacci          24,929,732       --       645,431
           Thomas G. Brown          24,953,091       --       622,072
           Richard E. Butler        24,950,116       --       625,047
           K. Ivan F. Gothner       24,641,472       --       933,691
           Herbert Kronish          24,935,936       --       639,227
           Fredric W. Rittereiser   24,856,763       --       718,400
           William W. Uchimoto      24,957,916       --       617,247
           Fred S. Weingard         24,963,266       --       611,897

     (ii) Approval of the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000:

           For             Against        Abstain
           ---             -------        -------

           23,617,108      1,838,120      119,935

     (iii) Approval and adoption of the 2000 Incentive Plan:

           For             Against        Abstain    Broker Non-Votes
           ---             -------        -------    ----------------

           6,307,936       2,137,717      478,577    16,650,933

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 3.1 Operating Agreement between and among ATG Trading, LLC, The Ashton Technology Group, Inc. and Thomas L. Rittereiser dated as of August 21, 2000.

 10.1 Convertible Loan Agreement between and among TeamVest, Inc. and Electronic Market Center, Inc. dated as of August 9, 2000.

 10.2    TeamVest, Inc. Convertible Promissory Note dated as of August 9, 2000.

 10.3 Operating Agreement between and among TeamVest, Inc., Electronic Market Center, Inc. and E-Trustco.com Inc. dated as of August 9, 2000.

 10.4 Lease Agreement between The Ashton Technology Group, Inc. and Electronic Data Systems dated as of August 1, 2000.

 10.5 Confirmatory Agreement between The Ashton Technology Group, Inc. and Electronic Market Center, Inc, dated as of August 1, 2000.

 10.6 Memorandum of Understanding between The Ashton Technology Group, Inc. and K. Ivan F. Gothner dated May 2, 1997.

 27      Financial Data Schedule

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                                 (Registrant)


Date:  November 14, 2000                By: /s/ Jennifer L. Andrews
     -------------------------            -----------------------------
     _________________________              Jennifer L. Andrews
                                            Senior Vice President
                                            Chief Financial Officer