Form 10-Q
period 2000-12-31
ASHTON TECHNOLOGY GROUP INC
filed 2001-02-12
CIK 1003740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________


                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended December 31, 2000

                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____ to _____

                                ______________

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

                         1900 MARKET STREET, SUITE 701
                       PHILADELPHIA, PENNSYLVANIA 19103
                                (215) 751-1900
                (Former address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

          Common Stock $.01 par value                       31,066,552
                (Title of Class)                        (No. of shares as
                                                        of January 31, 2001)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE
Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - December 31, 2000 and March 31, 2000.......      4

          Consolidated Statements of Operations -
          For the Three and Nine Months Ended December 31, 2000 and 1999...........      5

          Consolidated Statements of Cash Flows -
          For the Nine Months Ended December 31, 2000 and 1999.....................      6

          Notes to Consolidated Financial Statements...............................      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................     18

Item 3. Quantitative and Qualitative Disclosures about Market Risk.................     24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..........................................................     24

Item 2. Changes in Securities and Use of Proceeds..................................     24

Item 3. Defaults Upon Senior Securities............................................     25

Item 4. Submission of Matters to a Vote of Security Holders........................     25

Item 5. Other Information..........................................................     25

Item 6. Exhibits and Reports on Form 8-K...........................................     25

Signatures.........................................................................     25

                        PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Ashton to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; ability to successfully operate and obtain sustained liquidity in its volume-weighted average price ("eVWAP(TM)") and other trading systems; the ability to develop its iMatch System; the ability of eMC to develop its electronic distribution network and to obtain regulatory approval for its trust company; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referenced in this Form 10-Q. For discussion of the factors that might cause performance of Ashton to differ from expected results, see Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations and Ashton's other periodic reports and registration statements filed with the Securities and Exchange Commission (the "SEC" or "Commission").

ITEM 1.                       FINANCIAL STATEMENTS

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,        March 31,
                                                                                                         2000               2000
                                                                                                       (Unaudited)        (Audited)
                                                                                                      ------------     -------------
Assets

Cash and cash equivalents..........................................................................   $  2,881,204     $ 15,365,439
Securities available-for-sale......................................................................      9,990,447        9,906,220
Accounts receivable and other current assets.......................................................        589,274          446,066
Due from broker-dealer.............................................................................             --        2,000,000
Current portion of notes receivables...............................................................        129,020          121,845
                                                                                                      ------------     ------------
         Total current assets......................................................................     13,589,945       27,839,570
Notes receivable, net of current portion...........................................................        127,959          605,172
Property and equipment, net of accumulated depreciation............................................      2,057,350          944,292
Software development costs.........................................................................        220,249               --
Exchange memberships...............................................................................        356,652          266,652
Investments in affiliates..........................................................................        185,540        1,090,508
Other investments..................................................................................      2,033,038               --
Intangible assets, net of accumulated amortization.................................................             --           19,521
Other assets.......................................................................................        174,788          258,196
                                                                                                      ------------     ------------
                Total assets                                                                          $ 18,745,521     $ 31,023,911
                                                                                                      ============     ============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses..............................................................   $  1,017,455     $    861,304
Other liabilities..................................................................................         47,291               --
                                                                                                      ------------     ------------
                Total liabilities                                                                        1,064,746          861,304

Minority Interest..................................................................................      5,000,000        5,000,000

Commitments and contingencies

Preferred Stock - shares authorized: 3,000,000
  590,000 shares designated as Series B - (liquidation preference $10 per share); shares
     issued and outstanding; 54,200 and 64,200.....................................................        542,000          642,000
  20,000 shares designated as Series F $.01 par value - (liquidation preference equals stated
     value of $1,000 per share); shares issued and outstanding; 6,000 and 8,000....................      6,000,000        8,000,000
Common stock - par value $.01; shares authorized: 100,000,000 and 60,000,000;
  Shares issued and outstanding; 28,943,763 and 28,118,594.........................................        289,437          281,186
Additional paid-in capital.........................................................................     68,043,940       64,294,258
Accumulated deficit................................................................................    (62,179,191)     (47,981,286)
Accumulated other comprehensive loss...............................................................        (15,411)         (73,551)
                                                                                                      ------------     ------------
                Total stockholders' equity.........................................................     12,680,775       25,162,607
                                                                                                      ------------     ------------
                Total liabilities and stockholders' equity                                            $ 18,745,521     $ 31,023,911
                                                                                                      ============     ============

           See accompanying notes to consolidated financial statements

              The Ashton Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                    Three Months Ended                     Nine Months Ended
                                                              -------------------------------       -------------------------------
                                                                       December 31,                           December 31,
                                                              -------------------------------       -------------------------------
                                                                   2000              1999               2000               1999
                                                                   ----              ----               ----               ----
                                                              ------------       ------------       ------------       ------------
Revenues...................................................   $     50,593       $  2,012,693       $    134,488       $  3,868,566
                                                              ------------       ------------       ------------       ------------

Expenses:
   Costs of revenues.......................................             --            513,880                 --            644,510
   Software development costs..............................             --                 --                 --             95,354
   Depreciation and amortization...........................        193,862            218,327            478,553            631,411
   Non-cash compensation charges...........................         10,027                 --             30,081            285,208
   Loss on trading activities..............................         39,169                 --            558,486                 --
   Selling, general and administrative.....................      4,641,548          6,154,085         11,323,559         14,492,494
                                                              ------------       ------------       ------------       ------------
         Total expenses....................................      4,884,606          6,886,292         12,390,679         16,148,977
                                                              ------------       ------------       ------------       ------------

Loss from operations.......................................     (4,834,013)        (4,873,599)       (12,256,191)       (12,280,411)
                                                              ------------       ------------       ------------       ------------

   Interest income.........................................        261,498            420,416          1,029,341            773,312
   Interest expense........................................         (1,952)                --             (9,937)                --
   Other income (expense)..................................        413,980                 --            307,105           (416,632)
   Gain on deconsolidation of Gomez                                     --          5,568,475                 --          5,568,475
   Equity in loss of affiliates............................     (1,151,692)                --         (1,789,531)                --
                                                              ------------       ------------       ------------       ------------
Net (loss) income..........................................   $ (5,312,179)      $  1,115,292       $(12,719,213)      $ (6,355,256)
                                                              ============       ============       ============       ============

Dividends attributed to preferred stock....................       (664,600)          (122,794)        (1,062,328)          (987,041)
Dividends in arrears on preferred stock....................       (148,552)          (347,795)          (425,724)          (515,738)
                                                              ------------       ------------       ------------       ------------
Net (loss) income applicable to common stock...............   $ (6,125,331)      $    644,703       $(14,207,265)      $ (7,858,035)
                                                              ============       ============       ============       ============

Basic net (loss) income per common share...................   $      (0.21)      $       0.03       $      (0.50)      $      (0.33)
                                                              ============       ============       ============       ============
Diluted net (loss) income per common share.................   $      (0.21)      $       0.02       $      (0.50)      $      (0.33)
                                                              ============       ============       ============       ============

Weighted average number of common shares
outstanding - basic........................................     28,939,687         25,305,923         28,586,531         23,969,241
                                                              ============       ============       ============       ============
Weighted average number of common shares
outstanding - diluted......................................     28,939,687         30,852,564         28,586,531         23,969,241
                                                              ============       ============       ============       ============

          See accompanying notes to consolidated financial statements

                           THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                             Nine Months Ended December 31,
                                                                                             ------------------------------
                                                                                                  2000             1999
                                                                                             -------------     ------------
Cash Flows from Operating Activities
Net loss...................................................................................   $(12,719,213)    $ (6,355,256)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................................        478,553          726,765
   Non-cash compensation charge for stock options..........................................         30,081               --
   Non-cash reimbursement of legal expenses................................................       (413,980)              --
   Non-cash interest income on TeamVest loan...............................................        (33,038)              --
   Amortization of discount on securities available-for-sale...............................        (16,537)              --
   Common stock issued for consulting services.............................................             --          285,208
   Common stock issued for Hudson Knights acquisition......................................        106,875               --
   UTTC common stock issued in connection with termination agreement.......................             --          416,632
   Gain on deconsolidation of Gomez........................................................             --       (5,568,475)
   Equity in loss of affiliates............................................................      1,789,531               --
Changes in operating assets and liabilities
   (Increase) in accounts receivable and other current assets..............................       (224,431)      (2,097,509)
   Decrease in due from broker-dealer......................................................      2,000,000               --
   Decrease in other assets................................................................         83,408          111,349
   Increase in accounts payable and accrued expenses ......................................        137,277        1,094,874
   Increase in other liabilities expenses..................................................         47,291         (432,532)
                                                                                              ------------     ------------
         Net cash used in operating activities.............................................     (8,734,185)     (11,818,944)
                                                                                              ------------     ------------
Cash Flows from Investing Activities
   Purchase of investments available-for-sale..............................................             --       (9,968,771)
   Purchase of fixed assets................................................................     (1,572,089)      (2,113,570)
   (Increase) in software development costs................................................       (220,249)              --
   Cash received from notes receivable.....................................................         90,037           83,501
   Loan originated to TeamVest.............................................................     (2,000,000)              --
   Purchase of exchange membership.........................................................        (90,000)              --
   Effect of deconsolidation of Gomez......................................................             --        2,554,511
                                                                                              ------------     ------------
         Net cash used in investing activities.............................................     (3,792,301)      (9,444,329)
                                                                                              ------------     ------------
Cash Flows from Financing Activities
   Line of credit borrowings...............................................................      4,109,360               --
   Line of credit repayments...............................................................     (4,109,360)              --
   Preferred stock dividends paid in cash..................................................        (28,825)        (156,655)
   Issuance costs for common stock.........................................................             --         (575,000)
   Proceeds from issuance of common stock..................................................             --        5,750,000
   Proceeds from exercise of stock options and warrants to purchase common stock...........         65,624        2,288,088
   Issuance costs for preferred stock......................................................             --         (682,563)
   Proceeds from issuance of preferred stock...............................................             --       20,000,000
   Proceeds from issuance of eMC common stock..............................................         15,000               --
   Issuance costs for Gomez preferred stock................................................             --         (611,898)
   Proceeds from issuance of Gomez preferred stock.........................................             --        5,500,000
   Proceeds from issuance of Gomez common stock............................................             --              500
   Issuance costs for UTTC preferred stock.................................................             --          (11,673)
   Proceeds from issuance of UTTC preferred stock..........................................             --        2,000,000
                                                                                              ------------     ------------
         Net cash provided by financing activities.........................................         51,799       33,500,799
                                                                                              ------------     ------------
Foreign currency translation adjustment....................................................         (9,550)              --
                                                                                              ------------     ------------
Net (decrease)/ increase in cash and cash equivalents                                          (12,484,235)    $ 12,237,526
Cash and cash equivalents, beginning of period.............................................     15,365,439        2,667,347
                                                                                              ------------     ------------
Cash and cash equivalents, end of period...................................................   $  2,881,204     $ 14,904,873
                                                                                              ============     ============
Supplemental disclosure of cash flow information:
   Receipt of Gomez common stock to effect Dover note repayment and reimbursement of
   legal costs.............................................................................   $    884,563     $         --

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended March 31, 2000. The results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

The consolidated financial statements include the accounts of The Ashton Technology Group, Inc. (collectively with its subsidiaries and affiliated companies, "Ashton") and its majority-owned subsidiaries, which at December 31, 2000 and March 31, 2000 included:

     .    Universal Trading Technologies Corporation ("UTTC") and its
          subsidiaries:
          .    REB Securities, Inc. ("REB")
          .    Croix Securities, Inc. ("Croix")
          .    NextExchange, Inc. ("NextExchange").
     .    Electronic Market Center, Inc. ("eMC") and its subsidiaries:
          .    E-Trustco.com Inc ("E-Trustco")
          .    International Trust Company of the Americas ("ITCA") (in
               organization)
     .    Ashton Technology Canada, Inc. ("Ashton Canada").
     .    ATG Trading LLC ("ATG Trading").
     . ATG International, Inc. ("International") (dissolved as of September 15, 2000).

The accounts of all majority-owned subsidiaries are consolidated with those of Ashton. All significant intercompany accounts and transactions have been eliminated in consolidation.

Ashton accounts for investments in businesses which it owns between 20% and 50% using the equity method. Ashton accounts for its investments in Kingsway-ATG Asia, Ltd. ("KAA") and Gomez, Inc. (formerly Gomez Advisors, Inc.) ("Gomez") using the equity method at December 31, 2000. Gomez was a majority-owned subsidiary of Ashton through December 31, 1999, and was Ashton's primary source of revenues since Gomez's inception in May 1997 through December 31, 1999. In periods ended on or prior to December 31, 1999, the operating results of Gomez were consolidated in Ashton's statement of operations, and the assets and liabilities of Gomez were consolidated in Ashton's balance sheet.

Dissolution of ATG International, Inc.

Ashton formed International as a wholly owned subsidiary in July 1998 to explore opportunities for marketing and licensing Ashton's products and services abroad. As joint ventures and strategic alliances with parties in Canada and Asia were developed, the investments in the joint ventures were structured directly with Ashton, instead of International. As a result, International was dissolved and its assets were distributed to its sole stockholder, Ashton, on September 15, 2000.

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

2.  INVESTMENTS IN SUBSIDIARIES AND AFFILIATED COMPANIES

ATG Trading LLC

On March 31, 2000, Ashton entered into an agreement to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC ("Hudson"), a proprietary trading firm and member of the Philadelphia Stock Exchange ("PHLX"). As part of the agreement, Ashton agreed to advance $2,000,000 to Hudson under a revolving subordinated loan agreement. The proceeds of the loan were utilized to fund a segregated trading account controlled by Ashton to provide two-sided liquidity on a neutral basis to UTTC clients utilizing its iMatch(TM) system, including the eVWAP(TM) (electronic volume weighted average price) trading system. The loan balance of $2,000,000 is reported as due from broker-dealer on the March 31, 2000 consolidated balance sheet.

On July 25, 2000, Ashton completed the purchase of Hudson and formed ATG Trading, LLC. Subsequent to the acquisition, the results of ATG Trading are consolidated with those of Ashton. As a result, the revolving subordinated loan is eliminated in consolidation, and the balance in the trading account is included in cash and cash equivalents on the December 31, 2000 consolidated balance sheet. Ashton issued 30,000 shares of its common stock to effect the acquisition and recorded a charge of $106,875 for the issuance of the shares. Additionally, ATG Trading paid $90,000 in cash to acquire a PHLX membership seat in its name.

E-Trustco.com Inc. and ITCA

On April 18, 2000, eMC acquired all of the outstanding capital stock of E-Trustco.com Inc., in exchange for 2,000,000 shares of eMC's common stock. E-Trustco is a wholly-owned subsidiary of eMC, and is a business-to-business financial services company which is being designed to provide an electronic, professionally managed investment advice program in the form of multi-manager wrap accounts to partners such as online brokers. E-Trustco will offer and outsource comprehensive and objective financial advisory services using an electronic delivery system and patent-pending process through ITCA (in formation). ITCA, a wholly-owned subsidiary of eMC, will be operated as a state-chartered trust company under the banking laws of the State of Connecticut. On August 31, 2000, at the request of the State of Connecticut Department of Banking, Ashton provided a guaranty of the future financial and managerial obligations of ITCA. In exchange for the guaranty, eMC agreed to issue 2.5 million additional shares of its common stock to Ashton.

As of March 31, 2000, Ashton owned 100% of the voting equity of eMC. As a result of the acquisition of E-Trustco and the additional shares issued in connection with the guaranty of obligations of ITCA, Ashton currently owns approximately 71% of the voting equity of eMC.

TeamVest, Inc.

On August 9, 2000, eMC agreed to lend TeamVest, Inc. ("TeamVest"), a Delaware corporation based in Charlotte, North Carolina, $2,000,000 under a convertible loan agreement ("TeamVest Loan"). In connection with the execution of the TeamVest Loan, eMC, E-Trustco and TeamVest entered into an operating agreement effective August 9, 2000. Under the agreement, eMC will access, distribute and rebrand TeamVest's electronic investment advice and Internet-based 401(k) investment advice programs as part of the global electronic distribution channel to be offered through eMC. The TeamVest Loan and accrued interest thereon were convertible into shares of TeamVest common stock at a conversion price of $2.553 at eMC's option at any time prior to December 31, 2000, or automatically, thirty days after all proceeds of the loan were drawn down and expended by TeamVest.

On October 31, 2000, TeamVest created TeamVest Retirement Plan Services, LLC ("RPS"), a North Carolina limited liability company, and contributed its defined contribution services business to RPS. On November 30, 2000, the TeamVest Loan, plus accrued interest, was converted into 796,352 shares of TeamVest, Inc. common stock. In addition, eMC received a 7.376% membership interest in RPS. The investments in TeamVest and RPS are recorded at their cost on the December 31, 2000 consolidated balance sheet.

Gomez, Inc.

In September 1999, Gomez commenced a private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Preferred Stock on December 30, 1999, Ashton's ownership percentage in Gomez was reduced to below 50%, and Ashton began accounting for its investment in Gomez under the equity method of accounting. Pursuant to the equity method of accounting, the carrying amount of Ashton's remaining investment in Gomez was increased to zero, and the increase of $5,568,475 was reported as a gain in December 1999. Ashton will not report any future losses of Gomez which would reduce the carrying amount of the investment in Gomez to below zero. In the event Gomez has future earnings, Ashton will recognize its share of those earnings only after the earnings exceed Ashton's share of net losses not
recognized.   As of December 31, 2000, Ashton's investment in Gomez consisted of
4,405 shares of Series A Preferred Stock and 216,805 shares of Gomez common stock. (See Note 4. Related Party Transactions).

3.     STOCKHOLDERS' EQUITY

Increase in Authorized Common Stock

On September 21, 2000, Ashton's stockholders voted to increase the authorized shares of Ashton common stock from 60,000,000 to 100,000,000.

Series F Convertible Preferred Stock

On August 18, 1999 (the "Issue Date"), Ashton completed a private placement for the sale of 20,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of Ashton's common stock, for gross proceeds of $20,000,000. Each share of the Series F Preferred is convertible into a number of shares of Ashton's common stock equal to the stated value plus a premium of up to 9% per annum, divided by a conversion price. The conversion price of the Series F Preferred is the lesser of $10.79 or the average of the five lowest closing bid prices during the 22 trading days preceding conversion. Prior to February 17, 2000, the conversion price was $7.85 (the "Floor Price") for all conversions that took place on days where the common stock traded below the Floor Price. Beginning on February 18, 2000, the Series F Preferred is subject to redemption at Ashton's option if the market price of the common stock is below $7.35 on the conversion date. During the nine months ended December 31, 1999, 6,000 shares of the Series F Preferred were converted into 1,093,721 shares of Ashton common stock, including 32,957 shares deemed as dividends. During the nine months ended December 31, 2000, 2,000 shares of the Series F Preferred were converted into 649,569 shares of Ashton common stock, including 52,554 shares deemed as dividends. Ashton accrued dividends in arrears of $406,850 and $468,089 during the nine months ended December 31, 2000 and 1999, respectively, to reflect the 9% premium on the outstanding Series F Preferred shares. (See Note 9. Subsequent Events).

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

UTTC Series TK Convertible Preferred Stock

On June 4, 1999, UTTC completed a private placement of 145,700 shares of Series TK Convertible Preferred Stock ("UTTC Series TK Preferred Stock") and warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share ("Series T Warrants"). The fair value of the Series T Warrants is being recorded as a dividend to the holders of the UTTC Series TK Preferred Stock on the vesting dates of the warrants. During the nine months ended December 31, 2000, Ashton recorded a dividend of $456,450 upon vesting of 75,000 of the Series T warrants. Gross proceeds received by UTTC from the sale of the Series TK Preferred Stock and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC Series TK Preferred Stock is convertible into 7.5 shares of UTTC common stock. Additionally, between May 1, 2001 and June 1, 2001, holders of the UTTC Series TK Preferred Stock may exchange each share of Series TK Preferred for 1.83 shares of Ashton common stock. The UTTC Series TK Preferred Stock is presented as a minority interest on the consolidated balance sheets at its liquidation preference of $2,000,000. As a result of the UTTC Series TK Preferred stock liquidation preference, the minority interest balance has not been reduced by any portion of the net losses of UTTC.

In connection with the agreement with Ashton Canada on December 20, 1999, Ashton issued warrants to purchase 500,000 shares of Ashton common stock at $2.50 per share ("Series K Warrants") to holders of the UTTC Series TK Convertible Preferred Stock. The Series K Warrants are exercisable for a period of two years beginning on June 4, 2000. The fair value of the Series K Warrants is being recorded as a dividend to the holders of the Series TK Preferred on the vesting dates of the warrants. During the nine months ended December 31, 2000, Ashton recorded a dividend of $512,450 upon vesting of 125,000 of the Series K warrants.

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

Private Equity Agreement, Series D and E Convertible Preferred Stock

On April 3, 1998 (the "Subscription Date"), Ashton entered into the Private Equity Line of Credit Agreement (the "Private Equity Agreement") with a group of accredited investors (the "Private Equity Investors") which provided for an aggregate commitment of $18,000,000 to Ashton. On the Subscription Date, the Private Equity Investors purchased shares of Ashton's Series D Convertible Preferred Stock, and on July 15, 1998, the Private Equity Investors also purchased shares of Ashton's Series E Convertible Preferred Stock. All of the outstanding shares of the Series D and Series E Preferred Stock were converted into Ashton common stock during the year ended March 31, 1999. Also on the Subscription Date, the Private Equity Investors received warrants to purchase up to an aggregate of 250,000 shares of Ashton common stock, and on July 15, 1998, received additional warrants to purchase up to an aggregate of 100,000 shares of Ashton common stock. The warrants, which were exercisable for a period of five years, were exercised in May 1999. As a result of the exercise, Ashton received gross proceeds of $1,601,450 and issued 350,000 shares of common stock.

Following the purchase of the Series E Preferred and subject to the satisfaction of certain other conditions, Ashton was entitled to put to the Private Equity Investors shares of Ashton common stock for an aggregate put price of $13,000,000. The put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven day period beginning three days before and ending three days after Ashton gave notice of a put. During the nine months ended December 31, 1999, Ashton exercised four puts in the aggregate amount of $5,750,000, and issued 696,570 shares of common stock, which fulfilled the Private Equity Investors' remaining commitment to Ashton.

On the Subscription Date, Ashton issued a warrant to the placement agent on the same terms as the warrants that were issued to the Private Equity Investors to purchase up to 190,000 shares of Ashton common stock. On July 15, 1998, Ashton issued a warrant to the placement agent to purchase up to 60,000 shares of common stock, on the same terms as the warrant issued on the Subscription Date. In addition, pursuant to the Private Equity Agreement, Ashton paid the placement agent $287,500, or 5% of the proceeds of the puts during the nine months ended December 31, 1999. In August 1999, the placement agent exercised 30,000 of the warrants, resulting in gross proceeds of $137,400 to Ashton and the issuance of 30,000 shares of common stock.

Series C Convertible Preferred Stock

On January 27, 1998, Ashton completed the sale of 100,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") and issued warrants to the Series C Preferred investors which were exercisable into an aggregate of 100,000 shares of Ashton common stock at an average exercise price of $1.71. In addition, Ashton issued a warrant to the placement agent of the Series C Preferred to purchase 100,000 shares of common stock on the same terms as the warrants issued to the Series C investors. During the nine months ended December 31, 1999, the 200,000 warrants issued in connection with the Series C Preferred were exercised, resulting in proceeds of $342,568 to Ashton and the issuance of 200,000 shares of common stock.

Series A and B Convertible Preferred Stock

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

During the nine months ended December 31, 1999, 125,219 shares of the Series A Preferred and 288,300 shares of the Series B Preferred were converted into a total of 2,980,736 shares of Ashton common stock. During the nine months ended December 31, 2000, 10,000 shares of the Series B Preferred were converted into a total of 60,000 shares of Ashton common stock. By August 1999, all shares of the Series A Preferred Stock had been converted into common stock. At December 31, 2000, there are 54,200 shares of the Series B Preferred outstanding.

Deferred Consulting Expense

In February 1998, Ashton entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby Ashton issued 300,000 shares of common stock, with a fair value of $475,125, in exchange for promotional services through February 1999. In August 1998, Ashton amended the consulting agreement with Continental and issued 250,000 additional shares of common stock, with a fair market value of $416,657, in exchange for additional promotional services and a reduction in cash payments required pursuant to a previous consulting agreement. During the year ended March 31, 1999, Ashton recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity as a result of amending the consulting agreement. The consulting cost was amortized over the revised one-year term of the agreement. During the nine months ended December 31, 1999, Ashton charged $285,208 to operations for the amortization of deferred consulting expenses related to the original and amended consulting agreements.

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

On May 2, 1997, the warrants became redeemable by Ashton at a price of $.25 per warrant, if the trading price for the common stock on The Nasdaq National Market is equal to or exceeds $6.75 per share ("the Redemptive Trading Price") for twenty 20 consecutive trading days. Ashton must give each warrant holder thirty days notice if it intends to redeem any or all of the warrants. If Ashton gives notice of its intention to redeem any of the warrants, the warrant holders' right to exercise their warrants will be forfeited unless they exercise their warrants prior to the date specified on the notice of redemption. The decision to redeem the warrants is at the discretion of Ashton's Board of Directors. During the nine months ended December 31, 1999, 5,200 of the public warrants were exercised for proceeds of $30,420.

On November 6, 2000, Ashton began soliciting the consent of the holders of its redeemable common stock purchase warrants to amend the warrant agreement between Ashton and its transfer agent to reduce the Redemptive Trading Price of the warrants from $6.75 per share to $5.50 per share. The consent of holders of two-thirds of the redeemable common stock purchase warrants was required for the authorization and approval of the proposed amendment. On January 8, 2001, at the conclusion of the consent solicitation period, an insufficient number of consents were received from warrant holders to amend the warrant agreement.
(See Item 4. Submission of Matters to a Vote of Security Holders).

4.  RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

Ashton has utilized The Dover Group, Inc. ("Dover") for consulting services related to Ashton's financings and product development efforts. Fredric W. Rittereiser, Ashton's Chairman and Chief Executive Officer, is the sole stockholder, director and officer of Dover. Ashton paid consulting fees to Dover amounting to $80,000 and $135,000 in the nine-month periods ended December 31, 2000 and 1999, respectively. Effective September 1, 2000, Ashton and UTTC entered into an employment agreements with Mr. Rittereiser, and the consulting arrangement with Dover was terminated.

On January 14, 1998, Ashton and UTTC entered into an agreement with Dover and Mr. Rittereiser, whereby Dover and Mr. Rittereiser agreed to reimburse Ashton and UTTC for $413,980 in legal costs associated with a lawsuit brought by David
N. Rosensaft against Ashton and UTTC (the "Rosensaft Lawsuit"), to the extent such costs were not covered by Ashton 's directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC stock as collateral in support of their agreement to pay the legal costs ("Agreement to Pay Legal Costs"). On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft Lawsuit in the amount of $1.2 million.

Ashton and its subsidiary, UTTC, had previously been dismissed as parties to the Rosensaft Lawsuit. On April 7, 1998, Ashton's Board of Directors, after due deliberation, concluded that Ashton and UTTC derived mutual benefit from the Rosensaft settlement entered into by Dover and Mr. Rittereiser. The Board resolved to fund one-third of the $1.2 million settlement amount. Separately, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, pursuant to a Repayment Agreement, Ashton loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their portion of the Rosensaft settlement. In exchange for the loan to satisfy the Rosensaft settlement, Dover initially pledged 300,000 shares of Ashton common stock under its control to Ashton. On March 20, 2000, Ashton , Dover and Mr. Rittereiser amended the agreement and reduced the number of shares of Ashton common stock subject to the pledge from 300,000 shares to 63,500 shares.

Ashton has determined that it will not receive any payments from its insurance carrier in connection with the claim it filed related to the Rosensaft Lawsuit. As a result, on April 3, 2000, Ashton's Board of Directors resolved to accept from Dover and Mr. Rittereiser shares of Gomez common stock owned by Dover equivalent in value to the amounts due Ashton and UTTC under the Repayment Agreement and the Agreement to Pay Legal Costs, or approximately $884,564, as full and complete satisfaction of the debts. The Board agreed the number of shares of Gomez stock to be transferred to Ashton and UTTC would be valued at the initial public offering price of the shares or such other price as determined by Ashton's Board of Directors. On October 8, 2000, Ashton extended the maturity date on the $380,000 note to Dover for a period of ninety days, during which time Ashton's Board of Directors would determine the valuation of the Gomez common stock and the resulting number of shares to be transferred to Ashton. The Board agreed to accept, as of November 23, 2000, 216,805 shares of Gomez common stock in satisfaction of the amounts due Ashton. The price of the common stock was determined by the Board based upon the price of the Gomez Series D Preferred Stock issued in October 2000, discounted by 20% to reflect the liquidation preference and dividends applicable to the Gomez Series D Preferred.

As a result of the acceptance of the Gomez common stock in November, Ashton recorded other income of $413,980 for the reimbursement of legal costs. However, due to Ashton's equity method of accounting for Gomez, Ashton recorded a loss in affiliates of $884,564 offset by the $413,980 of other income and the $470,584 received as satisfaction of the note receivable and accrued interest.

In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000 (the "Rittereiser Loan"). Morgan Stanley requested Ashton provide additional credit enhancements to secure the Rittereiser Loan, in the form of a guarantee of the loan by Ashton. Ashton agreed to guarantee the Rittereiser Loan up to $500,000, on the condition that Mr. Rittereiser secure Ashton's guarantee with sufficient personal collateral pledged to Ashton and on the condition that the guarantee shall only extend until such time that Mr. Rittereiser repays the Rittereiser Loan or locates other collateral to substitute for Ashton's guarantee. Mr. Rittereiser agreed to secure Ashton's guarantee of the Rittereiser Loan with a first lien on certain real estate that he owns, which is valued in excess of $500,000, and has agreed to repay the Rittereiser Loan and/or locate substitute collateral for Ashton's guarantee within a reasonable period of time.

Adirondack Capital, LLC

In 1997, Ashton retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of Ashton's Board of Directors, is the Managing Director of Adirondack. Ashton paid consulting fees to Adirondack amounting to $90,000 in each of the nine-month periods ended December 31, 2000 and 1999. In addition, Ashton paid Adirondack a fee of $75,000 in September 2000 to terminate a fee agreement for advisory services
provided by Adirondack to eMC.   Additionally, during the nine months ended
December 31, 1999, Ashton paid Adirondack $287,500 pursuant to the Private Equity Line of Credit Agreement, and Gomez paid Adirondack $50,000 for its assistance in structuring the private placement of the Gomez Series B Preferred Stock.

Wyndham Capital Corporation

In 1997, Ashton retained Wyndham Capital Corporation to provide investment banking and financial advisory services. Thomas G. Brown, a member of Ashton's Board of Directors, is the President and Managing Director of Wyndham. Ashton paid $25,000 in consulting fees to Wyndham during the nine months ended December 31, 1999. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer upon his election to the Board.

Kronish, Lieb, Weiner & Hellman LLP

Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a director of Ashton, is a Senior Partner, acted as counsel to Ashton and its subsidiaries in various matters since 1998. Ashton paid aggregate fees of $55,385 and $79,732 during the nine-month periods ended December 31, 2000 and 1999, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services.

5.  SEGMENT INFORMATION

At December 31, 2000, Ashton and its subsidiaries operate in two business segments: matching systems and eMC. The matching systems segment includes the development and operation of the iMatch System, including eVWAP and other intelligent matching systems. eMC is considered a separate segment, and includes the development of eMC's electronic distribution network and business-to-business electronic trust company, which will provide an electronic, professionally managed investment advisory program. At December 31, 1999, the results of operations of Gomez were reported as a second segment. Since Gomez's results of operations are not consolidated with those of Ashton effective December 31, 1999, Ashton is no longer operating in that segment. Selected financial information for Ashton's segments is presented for the three- and nine-month periods ended December 31, 2000 and 1999 in the tables below.

                                                  Three Months Ended                               Nine Months Ended
                                                     December 31,                                     December 31,
                                   -------------------------------------------------------------------------------------------------
                                           2000                     1999                    2000                      1999
                                   ---------------------     ------------------     --------------------      --------------------
Revenues:
    Gomez..........................  $               ---       $      1,993,793       $               --        $        3,836,949
    Matching systems...............               50,593                 18,900                  134,488                    31,617
    eMC............................                  ---                     --                      ---                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                                  50,593              2,012,693                  134,488                 3,868,566
Depreciation and amortization:
    Gomez..........................                  ---                151,690                      ---                   334,171
    Matching systems...............              189,773                 66,637                  473,390                   392,594
    eMC............................                4,089                    ---                    5,163                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                                 193,862                218,327                  478,553                   726,765
Loss on trading activities:
    Gomez..........................                  ---                    ---                      ---                       ---
    Matching systems...............               39,169                    ---                  558,486                       ---
    eMC............................                  ---                    ---                      ---                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                                  39,169                    ---                  558,486                       ---
Loss from operations:
    Gomez..........................                  ---              2,558,113                      ---                 5,443,131
    Matching systems...............            3,817,662              2,315,486               10,136,887                 6,837,280
    eMC............................            1,016,351                     --                2,119,304                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                               4,834,013              4,873,599               12,256,191               (12,280,411)
Interest income:
    Gomez..........................                  ---                 32,707                      ---                    94,816
    Matching systems...............              241,957                387,709                  984,413                   678,496
    eMC............................               19,541                    ---                   44,928                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                                 261,498                420,416                1,029,341                   773,312
Other income (expense):
    Gomez..........................                  ---                    ---                      ---                       ---
    Matching systems...............              413,980                    ---                  307,105                  (416,632)
    eMC............................                  ---                    ---                      ---                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                                 413,980                    ---                  307,105                  (416,632)
Equity in loss of affiliates:
    Gomez..........................             (884,564)                   ---                 (884,564)                      ---
    Matching systems...............             (267,128)                   ---                 (904,967)                      ---
    eMC............................                  ---                    ---                      ---                       ---
                                   ---------------------     ------------------     --------------------      --------------------
                                              (1,151,692)                   ---               (1,789,531)                      ---

                                                                          December 31,               March 31,
                                                                              2000                     2000
                                                                     --------------------      -------------------
              Total assets:
                 Gomez........................................       $                ---      $               ---
                 Matching systems.............................                 16,427,109               31,022,911
                 eMC..........................................                  2,318,412                    1,000
                                                                     --------------------      -------------------
                                                                     $         18,745,521      $        31,023,911
              Total stockholders' equity:
                 Gomez........................................       $                ---      $               ---
                 Matching systems.............................                 13,284,079               31,022,911
                 eMC..........................................                   (603,304)                   1,000
                                                                     --------------------      -------------------
                                                                     $         12,680,775      $        31,023,911

6.   2000 INCENTIVE PLAN

On September 21, 2000, Ashton's stockholders approved the 2000 Incentive Plan ("the Plan"). The Plan enables Ashton to offer equity interests in Ashton and other incentive awards to certain officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 3,000,000. During the nine months ended December 31, 2000, Ashton's Board of Directors granted options to purchase 372,000 shares of Ashton common stock to new employees of Ashton.

7.   NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three months or the nine months ended December 31, 2000 or the nine months ended December 31, 1999 because Ashton has incurred net losses; therefore, the effect of Ashton's dilutive securities is anti-dilutive in those periods. For the three months ended December 31, 1999, Ashton is in a net income position, and has included in its diluted earnings per share an additional 5,546,641 shares related to Ashton's outstanding options and warrants. No shares were included in the calculation of diluted earnings per share for Ashton's convertible preferred stock for the three months ended December 31, 1999, as their effect would be anti-dilutive.

8.   COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income, which includes net (loss) income, unrealized gains and losses on Ashton's available-for-sale securities, and foreign currency translation adjustments, amounted to $(5,284,049) and $1,052,643, respectively, for the three months ended December 31, 2000 and 1999, and $(12,661,073) and $(6,417,803), respectively, for the nine months ended December 31, 2000 and 1999.

9.   SUBSEQUENT EVENTS

Series F Convertible Preferred Stock

On January 8, 2001, the Series F Preferred investors converted 1,000 shares of the Series F Preferred Stock into 1,286,294 shares of Ashton common stock, resulting in a "Triggering Event" as defined in the Certificate of Designations, Preferences, and Rights of the Series F Preferred Stock. A Triggering Event occurs when the number of shares of Ashton common stock issued upon prior conversions of Series F Preferred and the Series F warrants, plus the number of shares of Ashton common stock issuable upon conversion of the remaining Series F Preferred and the Series F warrants at the current conversion price, exceeds 19.99% of the total shares of Ashton common stock outstanding on August 18, 1999, the Series F Preferred issue date.

As a result of the Triggering Event, Ashton is required to seek stockholder approval to issue in excess of 19.99% of the total shares of Ashton common stock outstanding on August 18, 1999 as soon as practicable. Ashton will seek stockholder approval at a special meeting of stockholders to be held as soon as reasonably practicable. The Series F Preferred investors have agreed not to convert any additional shares of Series F Preferred Stock before Ashton seeks stockholder approval.

Equity Line of Credit Agreement

On February 8, 2001, Ashton completed a private placement agreement of up to $25 million of its common stock through Southridge Capital Management, LLC ("Southridge"). The private placement, which is structured as an equity line of credit agreement, provides Ashton the right to require Southridge to purchase shares of its common stock pursuant to the terms of the agreement. The purchase price for the shares will be an amount equal to 90% of the defined market price during the valuation period, subject to certain adjustments as set forth in the agreement. In addition, Southridge will be entitled to receive warrants to purchase shares of Ashton common stock at a price determined at the time of any sale of common stock to Southridge pursuant to the agreement. Ashton has agreed to register, under the Securities Act of 1933, the resale of the common stock sold to Southridge and the common stock issuable upon exercise of the warrants.

Additionally, in connection with the private placement Ashton will pay Adirondack Capital 5% of the proceeds of each sale of Ashton common stock to Southridge, and has granted 50,000 shares of restricted common stock of Ashton to Adirondack Capital for its assistance in structuring the agreement.

Investment in JAGfn

On February 6, 2001, Ashton agreed to make a $1.5 million equity investment in JAGfn Broadband LLC ("JAGfn"). JAGfn is a leading provider of internet-based financial news and information, through its website which offers subscribers access to timely financial data, reports, and commentary from industry analysts and other professionals. In October 2000, JAGfn began an advertising-based live webcasting service covering current financial news during the trading day. Ashton expects to gain exposure to financial professionals for its eVWAP and other iMatch System products on the JAGfn website and webcasts as a result of this relationship. Ashton's investment in JAGfn represents a 5% interest in the company.

In connection with Ashton's investment in JAGfn, Ashton has negotiated a private placement of 1,333,333 shares of its common stock for $2,000,000. The purchaser will be entitled to receive 200,000 warrants to purchase shares of Ashton common stock at an exercise price equal to 125% of the closing bid price on the trading day immediately preceding the closing. Ashton has agreed to register, under the Securities Act of 1933, the resale of the common stock sold and the common stock issuable upon exercise of the warrants. The proceeds of the private placement will be used to fund Ashton's investment in JAGfn, and for general corporate purposes at Ashton Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ashton is an eCommerce company developing a network of affiliated companies. The Ashton companies develop and market technology-based products and services which provide businesses and consumers unique execution of financial transactions within global electronic marketplaces. Ashton utilizes advanced telecommunication, computing, data and information security, and Internet technologies to develop electronic transaction and distribution systems and products for the global financial services industry. As of December 31, 2000, Ashton's subsidiaries and affiliated companies include:

          1) Universal Trading Technologies Corporation ("UTTC") and its subsidiaries:
                    .    REB Securities, Inc. ("REB")
                    .    Croix Securities, Inc. ("Croix")
                    .    NextExchange, Inc. ("NextExchange").
          2)   Electronic Market Center, Inc. ("eMC"(TM)) and its subsidiaries:
                    .    E-Trustco.com Inc ("E-Trustco")
                    .    International Trust Company of the Americas ("ITCA")
                         (in organization).
          3)   Ashton Technology Canada, Inc. ("Ashton Canada").
          4)   ATG Trading LLC ("ATG Trading").
          5)   Kingsway ATG Asia, Ltd. ("KAA").
          6)   Gomez, Inc. (formerly Gomez Advisors, Inc., "Gomez").

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

Ashton expects to generate revenues through licensing payments from its affiliated companies for the use of Ashton-developed technology. Each of Ashton's majority-owned subsidiaries is expected to generate revenues based upon a transaction-pricing model whereby users pay a transaction fee for use of Ashton's products and services. Ashton will also seek opportunities to realize gains through the selective sale of investments in its subsidiaries or affiliated companies, or through the sale of minority interests to outside investors by its subsidiaries or affiliated companies. Management believes this approach enhances stockholder value and provides capital to support the growth of the Ashton.

Since its inception, Ashton has not realized an operating profit and has generated a significant accumulated deficit as a result of its reported losses. Since the inception of Gomez in May 1997, Gomez has generated substantially all of Ashton's revenues. In September 1999, Gomez commenced a private placement of its Series C Convertible Preferred Stock. As a result of Gomez's sale of a portion of its Series C Preferred Stock on December 30, 1999, Ashton's ownership percentage in Gomez was reduced to below 50%, and Ashton began accounting for its investment in Gomez under the equity method of accounting rather than consolidating Gomez's results of operations within the results of Ashton. As a result, Gomez has not provided any revenues to Ashton since December 31, 1999.

Ashton has formulated a plan to develop and introduce the iMatch System(TM) ("iMatch(TM)"). The iMatch System represents a global distribution network of independently licensed and operated intelligent matching systems incorporating a value-added front-end, routing services, and execution hosting capability. The execution capability would include the electronic volume weighted average price trading system ("eVWAP(TM)") for listed and NASDAQ stocks, market-on-close ("eCloseTM") for listed and NASDAQ stocks, intraday trading products (semi-continuous markets), international stocks beginning in Canada and Hong Kong, a ticker plant with related data services, and an interactive central limit book with blind auction and online negotiation features. The system and its associated products would be licensed by Ashton to UTTC, Ashton Canada and KAA. The affiliated companies would be responsible for the sales and marketing of the products and daily operation of the systems in their respective territories.

Ashton is actively pursuing the introduction of an eVWAP for NASDAQ stocks and an eClose product for both listed and NASDAQ stocks. Ashton is currently working with the Philadelphia Stock Exchange ("PHLX") to introduce eVWAP on NASDAQ issues. On December 13, 2000, the PHLX agreed to submit a proposal to the SEC to expand the securities available for eVWAP trading to include component issues of the Nasdaq 100 indices, as well as those additional securities that comprise the top 150 Nasdaq National Market securities by market capitalization subject to certain dollar volume criteria. Ashton is also in discussions with other national and international exchanges for the introduction of the eClose and other products. In addition, Ashton is proceeding with the introduction of these products as a broker-sponsored system through Croix Securities, pursuant to the SEC's regulations on alternative trading systems ("Regulation ATS"). Ashton plans on filing the appropriate regulatory documents with the NASD and the SEC, related to the Croix ATS ("CroixNet") by March 31, 2001.

UTTC continues to market, educate and obtain buy and sell-side institutions to participate in the eVWAP system on a daily basis. UTTC recognizes that increased liquidity is necessary to enhance the match efficiency of the eVWAP. With the addition of new marketing management and a change in the composition of the sales force, UTTC's sales efforts have been refocused on attracting active participation in the system from select market segments that are expected to produce the majority of eVWAP's initial trading volume. UTTC is currently working with several large institutions, broker-dealers, and operators of third party trade order management and routing systems to implement eVWAP within those organizations. As of December 31, 2000, approximately 40 institutions and 50 brokers have been enrolled and integrated for use of the eVWAP. UTTC has also integrated the following trade order management systems and national clearing firms:

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

     Clearing Firms
          .    Banc of America Securities, LLC
          .    Bear Sterns & Co., Inc.
          .    Broadcort Capital Corp. (a subsidiary of Merrill Lynch & Co.,
               Inc.)
          .    Correspondent Services Corp. (a subsidiary of Paine Webber Group,
               Inc.)
          .    Credit Suisse First Boston Corp.
          .    DB Alex.Brown LLC
          .    Jefferies & Co., Inc.
          .    Goldman Sachs & Co.
          .    Legg Mason Wood Walker Inc.
          .    Lehman Brothers Inc.
          .    Pershing Division of Donaldson,Lufkin & Jenrette Securities
               Corporation
          .    US Clearing Corporation.

When UTTC management has determined that a sufficient number of appropriate users are prepared to actively participate in eVWAP trading, UTTC's customer relationship team will orchestrate a more sustained increase in order flow from those users.

On October 30, 2000, the SEC approved the extension of the eVWAP pilot until November 30, 2001. Effective February 1, 2001, the PHLX filed with the SEC a revised eVWAP fee schedule providing for more competive pricing of all eVWAP trade types. The revised fee schedule was effective immediately upon filing.

Ashton has an agreement with a third party to develop an interactive central limit book for a non-equity securities marketplace. The system would be licensed to the third party and Ashton would be entitled to certain cash payments and an equity interest in the third party. Ashton has developed the system prototype and the third party is in the process of evaluating the market receptivity to the product. Management believes that this approach will enable it to reduce the costs and risks associated with the development effort of the more demanding central limit order book system for equities. Upon completion of the central limit book system, it would be modified and enhanced for use on a global basis.

eMC is actively developing key components of its electronic distribution network and business-to-business electronic trust company providing an electronic professionally managed investment advisory program. eMC is exploring, negotiating and has entered strategic relationships with selected companies. These relationships consist of commercial agreements that involve the development of specific aspects of the eMC platform, or involve the sale of third party products and services on the eMC platform or the distribution of eMC's platform by these companies on a co-branded or private label basis. In addition, an application for the formation of the trust company was filed with the office of the Commissioner of the State of Connecticut Department of Banking on September 1, 2000.

Ashton Canada is actively implementing the eVWAP on the Toronto Stock Exchange ("TSE"). On September 19, 2000, the Board of Directors of the TSE approved amendments to the Rules and Policies of the Exchange ("the Rules") in order to implement the eVWAP as a facility of the TSE, and allow Participating Organizations ("POs") and eligible institutional clients access to the eVWAP facility. On January 12, 2001, the Ontario Securities Commission notified the TSE that it had approved the amendment to the Rules. It is anticipated that the eVWAP will be operational on the TSE during the first half of 2001.

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

Ashton management has been working with management of KAA to develop a plan for the deployment of the iMatch System, including eVWAP, in the Hong Kong and Far East markets. The plan entails deployment of the iMatch System technologies, products, and services to Hong Kong and the Far East, implementation of an anonymous securities clearing process in Hong Kong for eVWAP trades, cross-border settlement and clearing of eVWAP trades, and regulatory approval for the systems. Ashton and KAA have held discussions with local regulators and exchange officials to implement the eVWAP as a facility of the Hong Kong Exchange and Clearing Limited.

Ashton intends to continue to increase its investments and expenditures in research and development, sales and marketing and related infrastructure. Such increases will be dependent upon factors including, but not limited to, operation of eVWAP, success in hiring the appropriate personnel, successful development of new products and services, regulatory approval of its new products and services, market acceptance of Ashton's products and services, development of a revenue stream from Ashton's products, services and affiliated companies, and the availability of capital. Such anticipated increases in Ashton's operating expenses may materially and adversely affect its operating results.

Results of Operations

For the Three Months Ended December 31, 2000 and 1999

The net (loss) applicable to common stock totaled ($6,125,331) or ($0.21) per share for the three months ended December 31, 2000, compared to net income of $644,703 or $0.02 per share on a diluted basis for the three months ended December 31, 1999. Ashton incurred a net (loss) of ($5,312,179) or ($0.18) per share for the three months ended December 31, 2000, compared to net income of $1,115,292, or $0.04 per share on a diluted basis for the three months ended December 31, 1999.

Ashton's revenues totaled $50,593 for the three months ended December 31, 2000, and $2,012,693 for the three months ended December 31, 1999. The revenues in the current three-month period were generated entirely by UTTC from the operation of the eVWAP, and the revenues in the three-month period last year were generated entirely by Gomez. Due to Ashton's decrease in ownership of Gomez in December 1999, the results of Gomez operations are not included in the consolidated financial statements for the three months ended December 31, 2000. In the three months ended December 31, 1999, $703,481 or 35% of Gomez's revenues were from subscriptions and related data and analysis services from its GomexPro web site, which it began selling in March 1999. For the same period, Gomez generated $1,033,112 in advertising, sponsorship and transaction-based revenues. Total consulting and advisory service revenues were $257,200 or 13% of Gomex's revenues in the three months ended December 31, 1999.

The costs of revenues during the three months ended December 31, 1999 represent costs associated with the delivery of Gomez's consulting and advisory services, including the salaries for personnel providing those services.

During the three months ended December 31, 1999, Ashton amortized capitalized system development costs related to eVWAP totaling $47,677. Ashton has not capitalized computer software costs related to eVWAP since fiscal 1999 when the application development stage was completed. During the three months ended December 31, 2000, Ashton capitalized $220,249 in software development costs,
primarily related to the development of eMC's technology platform.   None of
these costs were amortized during the quarter ended December 31, 2000.

Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the three months ended December 31, 2000 decreased to $193,862 from $218,327 for the three months ended December 31, 1999 due to the inclusion of $151,690 of depreciation expense on Gomez property and equipment in the three months ended December 31, 1999, partially offset by Ashton's increase in capital expenditures during the period. Capital expenditures decreased to $439,239 for the three months ended December 31, 2000 compared to $653,258 in the same period last year. The decrease is primarily due to the exclusion in the current year of Gomez's purchase of computer equipment and software last year totaling $265,187.

Ashton recorded a non-cash compensation charge of $10,027 in the three months ended December 31, 2000 related to the issuance of non-employee stock options to consultants and professional advisors.

Ashton recorded a loss on trading activities of $39,169 relating to ATG Trading LLC. The trading account is used by ATG Trading to provide two-sided liquidity on a neutral basis to UTTC's clients using its iMatch System, including eVWAP. The loss on trading activities represents $43,641 in realized gains on trades, and $82,810 in related broker commissions and clearing charges.

Selling, general and administrative expenses ("SG&A") totaled $4,641,548 and $6,154,085 for the three-month periods ended December 31, 2000 and 1999, respectively. For the period ended December 31, 1999, Gomez's SG&A totaled $3,895,336 or 63% of Ashton's total SG&A. Excluding Gomez, Ashton's SG&A for the three months ended December 31, 1999 totaled $2,258,749 compared to $4,641,548 during the three months ended December 31, 2000. The increase in SG&A is primarily a result of the growth in staff at Ashton and its subsidiaries from a total of 35 at December 31, 1999 to 67 at December 31, 2000, as well as outsourced labor at Ashton and eMC. UTTC and eMC employed an additional 24 employees at December 31, 2000 compared to December 31, 1999, as a result of hiring a full-service sales and coverage team to support UTTC's products, and a staff to begin development of eMC's technology platform. Also during the three months ended December 31, 2000, Ashton paid $368,674 for outsourced labor working primarily on development of its iMatch System and other related products, compared to $3,348 during the three months ended December 31, 1999. eMC recorded $125,609 and $0 for outsourced labor during the three months ended December 31, 2000 and 1999, respectively. Additional rent related to the relocation of Ashton's headquarters in Philadelphia, PA and a lease in Hartford, CT for the operations of eMC also contributed to the increase in SG&A.

Interest income decreased to $261,498 for the three months ended December 31, 2000 from $420,416 for the three months ended December 31, 1999, as a result of the lower average cash and cash equivalents balances.

During the three months ended December 31, 1999, Ashton recorded a gain of $5,568,475 as a result of a change in the accounting for its investment in Gomez from the consolidation method to the equity method (see "Notes to Unaudited Consolidated Financial Statements").

As of November 23, 2000, the Board of Directors of Ashton accepted from Fredric
W. Rittereiser, Ashton's Chairman and Chief Executive Officer, and The Dover Group ("Dover"), of which Mr. Rittereiser is the sole stockholder, director and officer, 216,805 shares of Gomez common stock owned by Dover equivalent in value to the amounts due Ashton and UTTC under a loan and agreement to pay legal costs, or $884,564, as full and complete satisfaction of the debts. Both the loan and agreement to pay legal costs were made in connection with the Rosensaft lawsuit, settled by Ashton and UTTC in 1998. As a result of the acceptance of the Gomez common stock in

November, Ashton recorded other income of $413,980 for the reimbursement of legal costs. However, due to Ashton's equity method of accounting for Gomez, Ashton recorded a loss in affiliates of $884,564 offsetting the $413,980 of other income and the $470,584 received as satisfaction of the note receivable and accrued interest.

Equity in loss of affiliates for the three months ended December 31, 2000 amounted to $1,151,692. This amount is comprised of $267,128 representing Ashton's portion of the net loss of KAA, which was primarily a result of unrealized losses on the trading portfolio, and the $884,564 loss on Ashton's investment in Gomez described above.

For the Nine Months Ended December 31, 2000 and 1999

The net loss applicable to common stock totaled $14,207,265 or $0.50 per share for the nine months ended December 31, 2000, and $7,858,035 or $0.33 per share for the nine months ended December 31, 1999. Ashton incurred a net loss of $12,719,213 or $0.44 per share for the nine months ended December 31, 2000, compared to $6,355,256, or $0.27 per share for the nine months ended December 31, 1999.

Ashton's revenues totaled $134,488 for the nine months ended December 31, 2000, and $3,868,566 for the nine months ended December 31, 1999. The revenues in the current nine-month period were generated entirely by UTTC from the operation of the eVWAP, and the revenues in the nine-month period last year were generated entirely by Gomez. Due to Ashton's decrease in ownership of Gomez in December 1999, the results of Gomez operations are not included in the consolidated financial statements for the nine months ended December 31, 2000. In the nine months ended December 31, 1999, $1,351,400 or 35% of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the nine-month period ended December 31, 1999, Gomez generated $1,730,549 in advertising, sponsorship and transaction-based revenues. Total consulting and advisory service revenues were $755,001 or 20% of Gomez's revenues in the nine months ended December 31, 1999.

The costs of revenues during the nine months ended December 31, 1999 represent costs associated with the delivery of Gomez's consulting and advisory services, including the salaries for personnel providing those services.

During the nine months ended December 31, 1999, Ashton amortized capitalized system development costs related to eVWAP totaling $95,354. Ashton has not capitalized computer software costs related to eVWAP since fiscal 1999 when the application development stage was completed. During the nine months ended December 31, 2000, Ashton capitalized $220,249 in software development costs,
primarily related to the development of eMC's technology platform.   None of
these costs were amortized during the nine months ended December 31, 2000.

Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the nine months ended December 31, 2000 decreased to $478,553 from $631,411 for the nine months ended December 31, 1999 due to the inclusion of $334,171 of depreciation expense on Gomez property and equipment in the nine months ended December 31, 1999, partially offset by Ashton's increase in capital expenditures during the period. Capital expenditures decreased to $1,572,089 for the nine months ended December 31, 2000 compared to $2,113,570 in the same period last year. The decrease is primarily due to the exclusion in the current year of Gomez's purchase of computer equipment and software last year totaling $1,729,500. The decrease is partially offset by Ashton and its subsidiaries' increase in capital expenditures due to the replacement of hardware originally purchased in 1996, expanding the operation of eVWAP, the development of additional trading systems and other products and services, and the relocation of Ashton's corporate headquarters in July 2000.

Ashton recorded a non-cash compensation charge of $30,081 in the nine months ended December 31, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. In February 1998, Ashton entered into a consulting agreement with Continental Capital & Equity Corporation ("Continental") whereby Ashton issued 300,000 shares of Common Stock, with a fair value of $475,125, in exchange for promotional services through February 1999. During August 1998, Ashton amended the consulting agreement with Continental and Ashton issued 250,000 additional shares of common stock with a fair market value of $416,657 in exchange for additional promotional services and a reduction in cash payments required pursuant to the previous consulting agreement. Ashton recorded the deferred consulting expenses in 1998 and 1999 as a reduction to stockholders' equity. During the nine months ended December 31, 1999, $285,208 was reflected as a non-cash compensation charge for the amortization of deferred consulting expenses. The deferred consulting expense related to the agreement with Continental was fully amortized during the year ended March 31, 2000.

Ashton recorded a loss on trading activities of $558,486 relating to ATG Trading LLC. The trading account is used by ATG Trading to provide two-sided liquidity on a neutral basis to UTTC's clients using its iMatch System, including eVWAP. The loss on trading activities represents $263,590 in net realized losses on trades, and $294,896 in related broker commissions and clearing charges.

SG&A totaled $11,323,559 and $14,492,494 for the nine-month periods ended December 31, 2000 and 1999, respectively. For the period ended December 31, 1999, Gomez's SG&A totaled $8,325,399, or 57% of Ashton's total SG&A. Excluding Gomez, Ashton's SG&A for the nine months ended December 31, 1999 totaled $6,167,095 compared to $11,323,559 during the nine months ended December 31, 2000. The increase in SG&A is primarily a result of the growth in staff at Ashton and its subsidiaries from a total of 35 at December 31, 1999 to 67 at December 31, 2000, as well as outsourced labor at Ashton and eMC. UTTC and eMC employed an additional 24 employees at December 31, 2000 compared to December 31, 1999, as a result of hiring a full-service sales and coverage team to support UTTC's products, and a staff to begin development of eMC's technology platform. Also during the nine months ended December 31, 2000, Ashton paid $501,703 for outsourced labor working primarily on development of its iMatch System and other related products, compared to $3,348 during the three months ended December 31, 1999. eMC recorded $141,699 and $0 for outsourced labor during the three months ended December 31, 2000 and 1999, respectively. Additional rent related to the relocation of Ashton's headquarters in Philadelphia, PA and a lease in Hartford, CT for the operations of eMC also contributed to the increase in SG&A.

Interest income increased to $1,029,341 for the nine months ended December 31, 2000 from $773,312 for the nine months ended December 31, 1999, as a result of the higher average cash and cash equivalents and investments available for sale balances in connection with the Series F Preferred private placement in August 1999.

During the nine months ended December 31, 1999, Ashton recorded a gain of $5,568,475 as a result of a change in the accounting for its investment in Gomez from the consolidation method to the equity method (see "Notes to Unaudited Consolidated Financial Statements").

Other income (expense) for the nine months ended December 31, 2000 includes a charge of $(106,875) for 30,000 shares of common stock issued in connection with the acquisition of Hudson Knights Securities LLC (renamed ATG Trading LLC) in July 2000, and income of $413,980 related to the reimbursement of legal costs in connection with the Rosensaft lawsuit described previously. Other income (expense) for the nine months ended December 31, 1999 is comprised of a charge of $(416,632) for the value of UTTC stock issued to one of Ashton's former directors in satisfaction of the terms of a termination agreement executed on June 29, 1999 between the former director and Ashton.

Equity in loss of affiliates for the nine months ended December 31, 2000 amounted to $1,789,531. This amount is comprised of $904,967 representing Ashton's portion of the net loss of KAA, which was primarily a result of unrealized losses on the trading portfolio, and the $884,564 loss on Ashton's investment in Gomez described previously.

Liquidity and Capital Resources

At December 31, 2000, Ashton's consolidated total assets were $18,745,521 compared to $31,023,911 at March 31, 2000. Current assets at December 31, 2000 totaled $13,589,945 and current liabilities were $1,017,455. Stockholders' equity at December 31, 2000 decreased to $12,680,775 from $25,162,607 at March 31, 2000 due primarily to the net loss applicable to common stock of $14,207,265.

At December 31, 2000, Ashton's principal sources of liquidity consisted of cash and cash equivalents of $2,881,204 and securities available for sale of $9,990,447, compared to cash and cash equivalents of $15,365,439 and securities available for sale of $9,906,220 at March 31, 2000. Securities available for sale consist of highly liquid, short-term, government agency and corporate bonds. The decrease in cash and cash equivalents is primarily a result of the net loss for the nine months ended December 31, 2000 of $12,719,213.

Gomez generated substantially all of Ashton's revenues for the nine months ended December 31, 1999. As of December 31, 1999, Ashton began accounting for its remaining investment in Gomez under the equity method of accounting rather than consolidating Gomez's results of operations with the results of Ashton. As a result, Gomez will no longer provide any revenues to Ashton.

Ashton's future revenues will be dependent upon its ability to complete development of its products and services including UTTC's iMatch System and the eMC platform, its ability to deploy its functional products and services, including eVWAP, and customer utilization of those products and services. The level and timing of eVWAP revenue is dependent upon, among other factors, UTTC's assumptions regarding (i) the ramp-up of eVWAP implementation; (ii) the trading volume experienced by eVWAP; and (iii) the pricing UTTC is able to obtain for eVWAP trade execution. The level and timing of revenue from Ashton's other products and services is less certain and is dependent upon the completion of development and deployment of those products and services. Until adequate revenue is derived from eVWAP, Ashton's cash and cash equivalents and investments at December 31, 2000 will be sufficient to meet the presently anticipated cash requirements of Ashton for a period of approximately six to eight months.

On February 8, 2001, Ashton completed a private placement agreement for up to $25 million of its common stock through Southridge Capital Management, LLC ("Southridge"). The private placement, which is structured as an equity line of credit agreement, provides Ashton the right to require Southridge to purchase shares of its common stock pursuant to the terms of the agreement. The purchase price for the shares will be an amount equal to 90% of the defined market price during the valuation period, subject to certain adjustments as set forth in the agreement. In addition, Southridge will be entitled to receive warrants to purchase shares of Ashton common stock at a price determined at the time of any sale of common stock to Southridge pursuant to the agreement. Ashton has agreed to register, under the Securities Act of 1933, the resale of the common stock sold to Southridge and the common stock issuable upon exercise of the warrants. Assuming Ashton is able to utilize the entire $23,715,000 in net proceeds available under the terms of the agreement, Ashton believes it would have sufficient cash available to fund operations for a period of approximately 20 months.

Ashton's future capital requirements will depend on many factors, including the timing for the ramp-up of the eVWAP, market acceptance of Ashton's products, the timing and extent of spending to support the development and introduction of the iMatch System and other new products and affiliated company development efforts, as well as the timing of introductions of new products and enhancements to existing products. Ashton and its subsidiaries will require additional financing to fund development of their products and services. Such financing may be raised through spin-offs, additional equity offerings, borrowings, or other collaborative relationships, which may require Ashton to share ownership of its subsidiaries, joint ventures, and/or revenue from products and services.

On October 31, 2000, Ashton entered into an agreement to engage Jefferies & Co., ("Jefferies") to act as exclusive financial advisor and sole placement agent for Ashton in connection with the structuring, issuance and sale of equity securities of eMC and UTTC. Jefferies will also act as an advisor to Ashton regarding global electronic markets. There can be no assurance that the equity financing anticipated under this engagement will be available on terms acceptable to Ashton or at all.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashton uses various management tools to monitor its exposure to market risks. For a further discussion of Ashton's market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of Ashton's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2000, Ashton began soliciting the consent of the holders of its redeemable common stock purchase warrants to amend the warrant agreement between Ashton and its transfer agent to reduce the Redemptive Trading Price of the warrants from $6.75 per share to $5.50 per share and to reduce the exercise price of the redeemable common stock purchase warrants from $5.85 to $4.50 per warrant.

The consent solicitation, which ended on January 8, 2001, required the consent of 66.66% of the holders of the redeemable common stock purchase warrants outstanding. The results of the consent solicitation were that holders of 2,054,455 (59.893%) warrants consented to the amendment, holders of 148,664 (4.334%) warrants withheld consent, holders of 8,880 (.259%) warrants abstained, and holders of 1,217,920 (35.514%) warrants did not vote.

ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

10.1 Securities Purchase Agreement between the Ashton Technology Group, Inc. and Jameson Drive LLC, dated as of February 9, 2001.

10.2      Registration Rights Agreement

  27      Financial Data Schedule


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Ashton Technology Group, Inc.
                                        -----------------------------------
                                                   (Registrant)



Date:  February 9, 2001                    By:  /s/ Jennifer L. Andrews
      ------------------------             --------------------------------
      ________________________                 Jennifer L. Andrews
                                               Senior Vice President and
                                               Chief Financial Officer