Form 10-K
period 2001-03-31
ASHTON TECHNOLOGY GROUP INC
filed 2001-07-16
CIK 1003740

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001
                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                               ----------------
                       Commission File Number: 001-11747

                       THE ASHTON TECHNOLOGY GROUP, INC.

              Delaware                                 22-6650372
      (State of incorporation)                         (I.R.S. ID)

                         1835 MARKET STREET, SUITE 420
                       PHILADELPHIA, PENNSYLVANIA 19103
                                (215) 789-3300

       Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, $0.01 par value
 Redeemable Common Stock Purchase Warrants          Nasdaq National Market
             (Title of class)               (Name of exchange on which registered)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). The approximate aggregate market value of common stock of the Registrant was $31,982,661 as of June 29, 2001, which excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the registrant).

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 29, 2001 were 33,178,830 shares of the registrant's common stock, $.01 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

  The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2001 annual meeting of stockholders, to be filed pursuant to regulation 14A not later than 120 days after the end of the fiscal year to which this report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                   FORM 10-K
                    For the Fiscal Year Ended March 31, 2001

                                     INDEX

                                                                          Page
                                                                          ----
 PART 1

 ITEM 1.  BUSINESS......................................................    3
 ITEM 2.  PROPERTIES....................................................   10
 ITEM 3.  LEGAL PROCEEDINGS.............................................   11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   11

 PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   12
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   13
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   13
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....   29
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   31
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   64

 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   64
 ITEM 11. EXECUTIVE COMPENSATION........................................   64
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   64
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   64

 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   65

 SIGNATURES..............................................................  68

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements included in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: availability, terms and deployment of capital; our ability to successfully operate and obtain sustained liquidity in our eVWAP and other trading systems; our ability to develop the iMATCH System and other intended products; fluctuations in securities trading volumes, prices or liquidity; changes in foreign markets, namely, Canada and Hong Kong; our dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets for our products; changes in business strategy or development plans; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referred to in this Form 10-K.

  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or other forms of or the negative of those terms or other comparable terms.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not have a duty to update any of the forward-looking statements after the date of this filing.

                                    PART 1

ITEM 1. BUSINESS

  In this Form 10-K, the terms "Ashton," "we," "our" and "us" refer to The Ashton Technology Group, Inc. and its subsidiaries, unless the context suggests otherwise.

  The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We are an eCommerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. Our focus is to develop and operate alternative trading systems, serving the needs of exchanges, institutional investors and broker-dealers in the U.S. and internationally. Our target customers are securities exchanges, institutions, money managers, broker-dealers, and other members of the professional investment community. Our goal is to use technology to enable these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and lower transaction fees.

  During August 1999, we launched our electronic volume-weighted average price trading system (eVWAP(TM)) for selected New York Stock Exchange-listed U.S. stocks. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. Our eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded "regular way" during the day on all U.S. securities exchanges as reported to the Consolidated Tape.

  We conduct our business through four operating subsidiaries and joint ventures. Each of our subsidiaries and joint ventures contributes to our vision of developing and operating alternative trading systems to serve the needs of global exchanges, institutional investors and broker-dealers. These companies comprise the primary segment of our business, intelligent matching systems:

  .  Universal Trading Technologies Corporation (UTTC)

  .  ATG Trading, LLC

  .  Ashton Technology Canada, Inc., and

  .  Kingsway-ATG Asia, Ltd. (KAA)

  We generate revenues on a per transaction basis for each share traded through eVWAP. We also generate commission revenue on a per transaction basis for all orders executed through Croix Securities, Inc. Croix was formed in February 1999 as a wholly owned subsidiary of UTTC. Through Croix, we provide electronic trade execution services, utilizing eVWAP and other liquidity sources to assist our clients in the execution of their trades. During the year ended March 31, 2001, Croix commissions accounted for 82% of our revenues, while eVWAP accounted for 18% of our revenues.

  Our principal executive offices are at 1835 Market Street, Suite 420, Philadelphia, Pennsylvania 19103. Our telephone number is (215) 789-3300. Our website is www.ashtontechgroup.com. Information on our website does not constitute part of this document.

Universal Trading Technologies Corporation

  UTTC was incorporated in February 1995 with the business objective of designing, developing and exploiting the Universal Trading System and future products appropriate for the securities trading market. In September 1995, UTTC entered into an agreement with the Philadelphia Stock Exchange to employ the Universal Trading System, including a volume weighted average price trading module. In October 1995, we acquired 80% of the common stock of UTTC. Our ownership of UTTC was increased to 93% in December 1998. On March 28, 2001, our board of directors requested we develop a plan to merge UTTC into Ashton. After review of the draft plan on April 26, 2001, our board of directors deferred action with respect to a merger of Ashton and UTTC.

  UTTC and its subsidiaries market, deploy and operate eVWAP through secure public and private communications networks and the worldwide web. eVWAP enables institutional customers and financial intermediaries to transact efficiently and cost effectively in a global trading environment by providing:

  . a neutral environment--with exchange-standard surveillance and regulatory rules;

  .  global accessibility--through direct networks and the worldwide web;

  . seamless integration--into existing investment management systems, securities exchanges, alternate trading systems, electronic communication networks, and broker systems;

  . electronic connectivity--to post-trade clearing and settlement mechanisms; and

  . absolute trading anonymity and confidentiality--total data security through the use of encryption, electronic authentication, and firewalls.

ATG Trading, LLC

  ATG Trading is a broker-dealer engaged in proprietary trading. ATG Trading provides limited, two-sided liquidity for clients utilizing eVWAP, by acting as a system guarantor. ATG Trading also provides our management with real-time experience with volume weighted average price trading and risk management techniques. This experience enables our management to discuss alliances with third parties to provide additional liquidity for our clients. As we form alliances with external liquidity providers, we expect ATG Trading to develop and provide volume-weighted average price trading techniques and analytics.

Ashton Technology Canada, Inc.

  On December 20, 1999, we entered into an agreement to create Ashton Canada to develop, market and operate intelligent matching, online transaction systems and distribution systems for seamless use by U.S. and Canadian financial intermediaries. On June 8, 2000, Ashton Canada entered into an agreement with the Toronto

Stock Exchange to market, deploy, and operate our proprietary eVWAP, as a facility of the Toronto Stock Exchange for Canadian securities. On January 12, 2001, the Ontario Securities Commission approved an amendment to the Rules and Policies of the Toronto Stock Exchange, allowing the implementation of eVWAP as a facility of the Toronto Stock Exchange and allowing Participating Organizations and eligible institutional clients access to the eVWAP facility. We expect eVWAP trading of Canadian securities to begin on the Toronto Stock Exchange during the fall of 2001.

Kingsway-ATG Asia, Ltd.

  On December 16, 1999, we finalized a joint venture agreement with Kingsway International to create KAA. Because we own less than 50% of the equity of KAA, we account for our investment in KAA under the equity method of accounting, as required by generally accepted accounting principles.

  We have been working with management of KAA to develop a plan for the deployment of our iMATCH System, including eVWAP, in the Hong Kong and Far East markets. The plan entails deployment of the iMATCH System technologies, products, and services to Hong Kong and the Far East, implementation of an anonymous securities clearing process in Hong Kong for eVWAP trades, cross-border settlement and clearing of eVWAP trades, and regulatory approval for the systems. We have held discussions with KAA and local regulators and exchange officials to implement the eVWAP as a facility of the Hong Kong Exchange and Clearing Limited. On June 4, 2001, KAA received approval of a dealer license from the Securities and Futures Commission of Hong Kong.

Other Affiliates

  We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. In April 2000, Ashton's board of directors agreed to fund eMC's initial development efforts. On April 18, 2000, eMC acquired 100% of the stock of E-Trustco.com Inc., a business-to-business electronic trust services company. E-Trustco's plan was to offer and outsource objective financial advisory services through a state-chartered trust company using eMC's electronic distribution channel.

  In the fourth quarter of this fiscal year, eMC completed its initial development phase. We conducted a review of current market conditions, eMC's strategy, and the resources and funding required to complete the development of eMC. Due to the lack of available external funding, and the overall market conditions which we believed would impact the demand for eMC's products and services, our board of directors determined not to provide any additional funding to eMC.

  After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC's board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. We cannot provide any assurance that the liquidation will be successful or that eMC will not be required to assign its assets for the benefit of its creditors. eMC's results are reflected as discontinued operations in the consolidated financial statements.

  Effective September 15, 2000 we dissolved ATG International, Inc., which was one of our wholly-owned subsidiaries. Our international activities are now being conducted through Ashton Canada and KAA.

  Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. Our revenue for the fiscal year ended March 31, 2000 was $1.4 million, substantially all of which was generated by Gomez. We currently recognize no revenue from Gomez, and the carrying value of our Gomez equity investment is zero.

Intelligent Matching Systems

  The eVWAP is the initial trading product designed and developed by Ashton. During August 1999, we launched eVWAP for New York Stock Exchange-listed U.S. stocks. We currently operate eVWAP as a facility of the Philadelphia Stock Exchange. We expect to commence operation of eVWAP for Canadian stocks, as a facility of the Toronto Stock Exchange, during the fall of 2001. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. Our eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded "regular way" during the day on all U.S. securities exchanges as reported to the Consolidated Tape.

  Using eVWAP, participants may submit and execute large-sized trades without market impact because of the end-to-end anonymity of the system that electronically protects the participant's identity, order, match (trade), residual, if any, and contra-side identity all the way through the settlement and clearing process. We believe there are no other trading systems that provide this degree of end-to-end anonymity. Participants are electronically informed of their (binding) matches and residuals at approximately 9:20 AM EST, and are informed of the eVWAP pricing at approximately 4:20 PM EST, shortly after the eVWAP calculations are completed for the day. The pre-open eVWAP, as provided only by eVWAP, provides "mutual satisfaction" and "best execution" within a highly liquid, totally anonymous, electronic trading environment, and should be distinguished from time-sliced or volume-weighted composite prices that do not provide the same advantages. Transaction fees for using the system are low and competitive for this fully automated, high capacity, and highly reliable electronic matching system.

  eVWAP is available to securities exchanges, broker/dealers, institutions, money managers, and other financial intermediaries and end users. Participants can enroll in eVWAP through our subsidiary Croix or through the Philadelphia Stock Exchange. eVWAP matching sessions occur every trading day at 9:15 AM EST. The system has been designed to afford a variety of electronic access mechanisms so that participating firms and their trading room environments can easily and securely integrate to eVWAP using eVWAP-supplied, global, secure communications services, as well as FIX pathways and the Internet. Participants need only read the eVWAP "shrink wrap" license agreement to utilize eVWAP-supplied software, hardware, and communications pathways.

  For all eVWAP match executions, eVWAP provides automated post-market clearing and settlement. This is accomplished via a straight-through process engineered to electronically provide necessary transaction data directly to each clearing firm and to protect contra-side identity by inserting an omnibus account number in the middle of each transaction.

  We believe value-added trading features and liquidity are the two critical success factors in deploying any electronic trading system. Further, we believe the key factors in deploying eVWAP include:

  . Functionality--the ability to provide the functions that the financial community needs to process transactions in a global electronic marketplace.

  . Scalability--the ability to scale the system up as the number of users and transactions increase.

  . Reliability--ensuring fault-tolerant performance levels and meeting regulatory back-up requirements.

  . Extensibility--the ability to rapidly develop, test, and deploy new systems, technology, features and functionality.

  . Integration--the need to communicate with back-office systems and to implement easy, secure, interoperability with potential participants and business partners.

  Our products compete with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Bloomberg Professional and Bloomberg Tradebook, Liquidnet, and other companies that develop proprietary electronic trading systems. Our electronic trade execution services also compete with leading brokerage firms and various national, regional and foreign securities exchanges. Established systems such as Instinet and ITG's POSIT have taken years to obtain their current levels of liquidity. There are also a number of alternative trading systems (including electronic communication networks) competing for the same institutional liquidity.

  In light of these factors, we believe it is necessary to ensure that early adapters of the eVWAP experience positive results. We continue to market, educate and integrate users to participate in eVWAP. As of March 31, 2001, approximately 60 institutions and 55 broker-dealers have been enrolled and integrated for use of the eVWAP. We have also integrated 11 national clearing firms and 7 trade order management systems. Our sales force is focusing on three segments of the equities trading market to drive eVWAP volumes: brokers, institutions, and liquidity providers. We recognize that increased liquidity is necessary to enhance the match efficiency of the eVWAP and to attract active participation in the system. As such, since the beginning of 2001, we have enrolled three proprietary trading firms and dealers willing to facilitate eVWAP order flow by providing guaranteed commitments in the system. As a result, the eVWAP system's liquidity has increased from a 20-day moving average of 100,000 shares per day in January 2001 to 70 million shares per day in July 2001. We are currently in discussions with other firms to participate in eVWAP as liquidity providers.

  We have been working with the Philadelphia Stock Exchange on several initiatives. On April 30, 2001, the Philadelphia Stock Exchange received immediate effectiveness of a rule filing with the SEC, which among other things, expands the number of securities eligible to match in eVWAP, to include any exchange-traded component issue of the Standard & Poor's (S&P) 500 Index and any listed issue designated by S&P for inclusion in the index. In response to customer requests, we are also working with the Philadelphia Stock Exchange to:

  .  introduce eVWAP on Nasdaq issues;

  .  introduce an eCLOSE product for listed and Nasdaq issues;

  . implement a second eVWAP matching session (10:30 a.m. to 4:00 p.m.) for both listed and Nasdaq issues, and;

  .  obtain the eligibility for exchange-traded funds, or ETFs on the eVWAP.

  We are also exploring other venues in which to launch our products. On March 30, 2001, we filed the appropriate regulatory documents with the NASD apprising them of our intent to operate CroixNet, an alternative trading system, pursuant to the SEC's regulations on alternative trading systems. We filed "Form ATS Initial Operations Report" with the SEC on April 19, 2001. We also continue to engage in discussions with other national and international exchanges for the introduction of the our intelligent matching system products.

  We have developed and plan to introduce our iMATCH System(TM). The iMATCH System(TM) represents a global distribution network of independently licensed and operated intelligent matching systems incorporating a value-added front-end, routing services, and execution hosting capability. The execution capability includes the eVWAP for NYSE-listed and Nasdaq stocks, market-on-close (eCLOSE(TM)) for NYSE-listed and Nasdaq stocks, intra-day trading products (SemiContinuousMarket(TM)), international stocks, a ticker plant with related data services, and an interactive central limit book with blind auction and online negotiation features. The iMatch System will be introduced in Canada during the fall of 2001 and rolled out in the U.S. shortly thereafter.

Regulation

Government Regulation

  Our company and our transaction systems are subject to significant government regulation, under both federal and state laws, as well as the rules of several self-regulatory organizations, or SROs. The SEC is primarily responsible for the administration of the federal securities laws, while SROs are responsible for the day-to-day regulation of their broker-dealer members. The SEC and SROs are also charged with protecting the interests of the investing public and the integrity of the securities markets. The eVWAP has been developed as a facility of the Philadelphia Stock Exchange, an SRO, and its operation is subject to regulatory oversight by the SEC. On March 24, 1999, the SEC granted approval to the Philadelphia Stock Exchange to operate eVWAP, and we launched the system on August 30, 1999. In 1998, the SEC adopted Regulation ATS and amended Rule 19b-4 under the Exchange Act, which will impact how we may launch new trading systems and products, including modifications to the eVWAP. (See "Exchange Regulation, Regulation ATS and Market Structure".)

  Our common stock and redeemable common stock purchase warrants are listed on the Nasdaq National Market system of the Nasdaq Stock Market, Inc., and we are therefore also subject to the regulations of the Nasdaq Stock Market.

  Our broker-dealer entities, Croix Securities, REB Securities, and ATG Trading LLC, are subject to regulation by the SEC, the National Association of Securities Dealers, Inc., a self-regulatory organization, and the Philadelphia Stock Exchange, with respect to all aspects of the securities business, including sales practices, record keeping, capital structure, and conduct of directors, officers and employees. The SEC, self-regulatory organizations and state securities commissions may conduct periodic examinations of broker-dealers, which can result in censures, fines, orders to cease and desist, or the suspension of broker-dealers, their officers or employees. The principal purpose of these regulations is to protect clients of broker-dealers and the securities markets, rather than to protect the creditors and stockholders of the broker-dealers.

Exchange Regulation, Regulation ATS and Market Structure

  We believe the business and regulatory environment for introducing new trading systems has become more flexible based on proposals adopted by the SEC in December 1998 regarding alternative trading systems, or ATSs, and pilot trading systems. These new rules permit ATSs to choose whether to register as national securities exchanges or to register as broker-dealers and comply with additional requirements depending on their activities and trading volume. Additionally, the Pilot Rule allows certain pilot trading systems to be launched by registered national securities exchanges and associations without prior approval from the SEC for a period of up to two years. The ATS regulations and the Pilot Rule became effective on April 20, 1999.

  We believe these SEC rules underscore the importance of ATS' growing importance in executing transactions in both New York Stock Exchange-listed and Nasdaq securities. We believe that the implications of the new regulatory market structure include:

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

  The SEC has introduced several initiatives which stand to revolutionize the structure of the equity security and listed options markets in the United States. We believe that many of these new initiatives are designed to facilitate the participation of ATSs in the new market structure. Some of the SEC's recent and proposed regulatory changes that could have a significant impact on our business include:

  . Decimalization. The SEC has ordered all SROs that allow trading in equity securities to price those securities in decimals rather than in fractions, no later than April 2001. While spreads have narrowed from increments of 1/16 or 1/32 of a dollar to increments of one cent, floor specialists are profiting by "pennying" or stepping in front of institutions' limit orders by bidding or offering in front of such orders by a penny. This in turn is causing fewer limit orders to be entered with a reduction in market transparency.

  . Public Disclosure of Order Routing and Execution Practices. In January 2001, new SEC rules became effective which require many market participants to make detailed public disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities. The new rules also require securities brokers to provide detailed disclosure in electronic form regarding their order routing practices. The availability of enhanced execution data as well as information regarding the market center to which orders are routed may raise the bar for achieving best execution.

  . Unlisted Trading Privileges. In August 2000, the SEC approved a rule amendment that permits unlisted trading privileges (i.e., trading of a security on a national securities exchange on which that security is not originally listed) to commence after the first trade in that security immediately after its initial public offering. The original rule required the non-listing securities exchanges to wait for one day before they could exercise unlisted trading privileges.

  . Market Fragmentation. The SEC has approved the rescission of NYSE Rule 390, which prohibits certain NYSE member firms from trading in certain NYSE-listed securities away from a national securities exchange. The SEC also proposed a wide ranging release on market fragmentation, which is the inefficiency that results when an investor cannot receive the best execution of a trade across multiple markets that trade the same security.

  Each of the foregoing initiatives by the SEC may present market opportunities for us and our eVWAP system, however, we are unable to predict at this time what impact these initiatives will have, if any, on our products, our business partners, or our customers.

Net Capital Requirement and Credit Risk

  As registered broker-dealers, Croix Securities, REB Securities, and ATG Trading are subject to the SEC's uniform net capital rule. The purpose of the net capital rule is to require broker-dealers to have at all times enough liquid assets to promptly satisfy the claims of customers if the broker-dealer goes out of business. If we fail to maintain the required net capital, the SEC or the NASD may suspend or revoke our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations. A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, these net capital requirements limit our ability to transfer funds from our broker-dealer subsidiaries to Ashton.

  Both Croix and REB are required to maintain minimum net capital of $5,000. As of March 31, 2001, Croix had net capital of $108,410, which exceeded minimum net capital requirements by $103,410, and REB had net capital of $90,461, which exceeded minimum net capital requirements by $85,461. Although REB is registered as a broker-dealer, it does not perform any traditional broker-dealer services; it acts only as a facilities manager for the eVWAP system. Croix does not act as a market-maker with respect to any securities or otherwise as principal in any securities transactions; it acts only on an agency basis. The relatively low credit risk of these businesses is evidenced by their minimal net capital requirements.

  We are engaged in trading activities with ATG Trading acting as a principal, including the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets, all of which subjects our capital to significant risks. ATG Trading is required to maintain minimum net capital of $100,000. At March 31, 2001, ATG Trading had net capital of $712,505, which exceeded its minimum net capital requirements by $612,505.

Competition

  The SEC's regulations governing alternative trading systems have lowered the barriers to entering the securities trading markets. We face competition from traditional securities exchanges, which could establish similar trading systems in an attempt to retain their transaction volumes. We also face competition from other alternative trading systems and leading brokerage firms offering similar trade execution services.

  Many of our competitors have substantially greater financial, research, development, sales, marketing and other resources than we do and many of their products have substantial operating histories. While we believe our products offer certain competitive advantages, our ability to maintain these advantages will require continued investment in the development of our products, and additional marketing and customer support activities. We may not have sufficient resources to continue to make this investment, while our competitors may continue to devote significantly more resources to competing services.

  Our products compete with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Bloomberg Professional and Bloomberg Tradebook, Liquidnet, and other companies that develop proprietary electronic trading systems. Our electronic trade execution services also compete with services offered by leading brokerage firms offering various forms of volume-weighted average price trade execution. We also compete with various national, regional and foreign securities exchanges for trade execution services.

  We believe our services compete on the basis of quality of trade execution, pricing, and reliability of trade processing and settlement operations. Although we feel eVWAP offers complete anonymity not offered by any other service, improved trading performance, flexibility and other benefits, there is no assurance that our products and services will be accepted by an extended customer base. Nor can we be sure our products will adequately address all the competitive criteria in a manner that results in a competitive advantage.

Proprietary Rights

  We regard our products and the research and development that went into developing them as our property. Unauthorized third parties could copy or reverse engineer certain portions of our products or obtain or use information that we regard as proprietary. In addition, our trade secrets could become known to or be independently developed by our competitors.

  We rely primarily on a combination of patent, trademark and trade secret protection, employee and third party confidentiality and non-disclosure agreements, license agreements, and other intellectual property protection methods to protect these property rights. However, we have not filed any patent applications, nor have we filed for copyright protection relating to current product lines. While our competitive position may be adversely affected by the unauthorized use of our proprietary information, we believe the ability to protect fully our intellectual property is less significant to our success than other factors, such as the knowledge, ability and experience of our employees and our ongoing product development and customer support activities.

  Although we believe our services and products do not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. Any such assertions by third parties could result in costly litigation, in which we may not prevail. Also, in such event, we may be unable to license any patents or other intellectual property rights from third parties on commercially reasonable terms, if at all. Litigation, regardless of its outcome, could also result in substantial cost and diversion of our already limited resources. Any infringement claims or other litigation against us could materially impact our business, operating results, and consolidated financial condition.

  In April, 1999, The Dover Group, Inc. assigned all right, title, and interest to the registered mark "VWAP(R)" to UTTC for a nominal consideration. Accordingly, UTTC has the exclusive ownership interest in the "VWAP(R)" mark. Our products are generally licensed to customers on a "right to use" basis pursuant to a non-transferable license that generally restricts the customer's use to internal purposes.

Employees

  As of March 31, 2001, we employed a total of 69 people, including 13 employees who were terminated by eMC in April 2001.

ITEM 2. PROPERTIES

  On December 23, 1999, we entered into a ten-year lease for approximately 11,000 square feet of office space at 1835 Market Street, Suite 420, Philadelphia, Pennsylvania 19103. Our principal executive offices are at this location.

  We also lease approximately 10,000 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103, pursuant to a lease expiring in May 2005. This is the primary location for our technology staff.

  We also have sales offices in New York and London. Each of these leases are on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

  The former President and Chief Operating Officer of eMC, filed an arbitration claim against Ashton claiming improper failure and refusal of Ashton, upon termination of his employment with eMC, to pay him severance and other amounts and benefits due under an agreement with him dated April 18, 2000. He seeks severance pay, other amounts and benefits, other damages and all costs and expenses incurred in connection with the claim.

  On June 11, 2001, Ashton filed its response requesting the arbitration be dismissed against Ashton with prejudice or that Ashton be removed as a respondent to the matter. Ashton believes the claim has no merit and intends to defend it vigorously. We cannot predict the outcome of the arbitration, nor can we reasonably estimate a range of possible loss given the current status of the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The initial public offering of our stock was in May 1996, for 2,472,500 shares at an offering price of $4.50 per share. 2,472,500 redeemable common stock purchase warrants were also offered at a price of $0.25 per warrant. The common stock and the warrants are traded on the Nasdaq National Market under the symbols, "ASTN" and "ASTNW", respectively. The following sets forth the range of high and low bid prices per share for the common stock as reported on the Nasdaq National Market:

                                                                     High   Low
                                                                    ------ -----
     2000
       Fourth Quarter.............................................. $ 2.88 $0.75
       Third Quarter............................................... $ 4.88 $2.63
       Second Quarter.............................................. $ 8.50 $2.50
       First Quarter............................................... $11.56 $6.50

     1999
       Fourth Quarter.............................................. $ 8.25 $5.00
       Third Quarter............................................... $13.81 $4.69
       Second Quarter.............................................. $18.00 $3.53
       First Quarter............................................... $ 4.09 $1.91

  The following sets forth the range of high and low bid prices for the warrants as reported on the Nasdaq National Market:

                                                                     High   Low
                                                                    ------ -----
     2000
       Fourth Quarter.............................................. $ 1.81 $0.22
       Third Quarter............................................... $ 2.94 $1.38
       Second Quarter.............................................. $ 5.25 $1.50
       First Quarter............................................... $ 7.50 $3.33

     1999
       Fourth Quarter.............................................. $ 4.88 $2.50
       Third Quarter............................................... $ 9.13 $2.75
       Second Quarter.............................................. $12.13 $1.38
       First Quarter............................................... $ 1.88 $0.63

  On June 29, 2001, the closing price of the common stock was $0.98 and the closing price of the warrants was $0.42.

  As of March 31, 2001, there were approximately 329 holders of record of common stock, and approximately 90 holders of record of warrants.

  During the past three fiscal years, we issued six classes of convertible preferred stock (See "Notes to Consolidated Financial Statements-- Stockholders' Equity").

  We have never declared or paid any dividends on our common stock, and the board of directors has no current plans to declare or pay any dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data are derived from our consolidated financial statements. Goldstein Golub Kessler LLP, our independent auditors, have audited the financial statements. This data should be read in conjunction with the consolidated financial statements and related notes, contained in Item 8., as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in Item 7.

                                           Year Ended March 31,
                                 ---------------------------------------------
                                   2001     2000      1999     1998     1997
                                 --------  -------  --------  -------  -------
                                 (In thousands, except per share amounts)
Statement of Operations Data:
Total revenues.................  $    225  $ 3,869  $  1,434  $   314  $   --
Total expenses.................    14,881   19,062    16,032    7,556    5,516
Loss from continuing
 operations....................   (15,196)  (6,232)  (14,276)  (8,345)  (6,397)
Income (loss) from discontinued
 operations....................    (2,596)     --        --        68     (205)
Loss on disposal of
 discontinued operations.......    (3,146)     --        --      (386)     --
Net loss.......................   (20,938)  (6,232)  (14,276)  (8,675)  (6,842)
Net loss per common share......  $  (0.79) $ (0.32) $  (1.80) $ (1.46) $ (0.93)
Weighted average shares
 outstanding...................    29,395   24,930    10,954    7,520    7,341
Balance Sheet Data:
Cash and cash equivalents......  $  6,029  $15,365  $  2,667  $   816  $    61
Securities available for sale..     1,483    9,906       --       --       --
Investments in affiliates......       141    1,091       --       --       --
Total assets...................    13,066   31,024     5,654    2,998    3,367
Total stockholders' equity.....  $  2,898  $17,163  $  4,445  $ 1,237  $ 1,063

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes for the years ended March 31, 2001, 2000, and 1999, contained in Item 8 of this Form 10-K.

Overview

  The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We are an eCommerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. Our focus is to develop and operate alternative trading systems, serving the needs of exchanges, institutional investors and broker-dealers in the U.S. and internationally. Our target customers are securities exchanges, institutions, money managers, broker-dealers, and other members of the professional investment community. Our goal is to enable these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and lower transaction fees.

  We conduct our business through four operating subsidiaries and joint ventures. Each of our subsidiaries and joint ventures contributes to our mission of developing and operating alternative trading systems to serve the needs of global exchanges, institutional investors and broker-dealers. These companies comprise the primary segment of our business, intelligent matching systems.

  . Universal Trading Technologies Corporation (UTTC), which has three subsidiaries of its own:

    --Croix Securities, Inc.,

    --REB Securities, Inc. and

    --NextExchange, Inc.

  .  ATG Trading, LLC

  .  Ashton Technology Canada, Inc., and

  .  Kingsway-ATG Asia, Ltd. (KAA)

  On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary eMC to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred an operating loss of $2,596,006 and a loss on the disposal of its operations of $3,145,926 in the year ended March 31, 2001. These losses are reflected as discontinued operations in our consolidated financial statements.

  Effective September 15, 2000 we dissolved ATG International, Inc., which was one of our wholly-owned subsidiaries. Our international activities are now being conducted through Ashton Canada and KAA.

  Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. Gomez generated substantially all of our revenue for the fiscal years ended March 31, 2000 and 1999. We currently recognize no revenue from Gomez, and the carrying value of our Gomez equity investment is zero. The results of Gomez's operations are included in our consolidated financial statements for the year ended March 31, 1999 and the nine months ended December 31, 1999, and are classified as a separate segment.

  Since our inception we have not realized an operating profit and have reported significant losses. Our business is subject to significant risks, as discussed further in the section entitled "Factors That May Affect Future Results.

Results of Operations for the Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000

  We incurred a net loss from continuing operations totaling $15.2 million, or $0.59 per share, for the year ended March 31, 2001, compared to $6.2 million, or $0.32 per share, last year. The increase is primarily a result of a $5.6 million gain recorded last year due to the change in accounting for our Gomez investment to the equity method, and a $2.6 million gain on the redemption of part of our Gomez series A preferred stock.

  The loss from operations for the year ended March 31, 2001 decreased 3.5% to $14.7 million from $15.2 million last year. The loss from operations last year is comprised of $9.8 million from the intelligent matching systems business and $5.4 million from Gomez's results of operations; the loss from operations in the year ended March 31, 2001 was generated entirely by the intelligent matching systems business. Gomez's results of operations are included in our consolidated financial statements only through December 31, 1999, when we began accounting for our Gomez investment using the equity method. Excluding Gomez, our loss from operations increased approximately $5.1 million, or 50% from last year, due to increases in losses from trading activities, depreciation, and selling, general and administrative expenses, as further discussed below.

  Revenues totaled $225,068 for the year ended March 31, 2001, and $3.9 million for the year ended March 31, 2000. The current year revenues were generated entirely by our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. In the year ended March 31, 2000, we earned $32,135 from the operation of eVWAP, and Gomez generated the balance of the revenues. The increase in intelligent matching system revenues this year is a result of the increase in the number of shares traded through our system.

  During the years ended March 31, 2001 and 2000, we amortized system development costs totaling $7,461 and $95,354, respectively. The amortization expense in the year ended March 31, 2000 was related to system development costs for eVWAP, which we capitalized through the second quarter of fiscal 1999, when the technological feasibility of the eVWAP was obtained. The capitalized system development costs related to eVWAP were fully amortized by March 31, 2000. During the year ended March 31, 2001, we capitalized $19,897 in costs for financial software developed for internal use, which we are amortizing over two years.

  Depreciation and amortization expense is primarily depreciation of furniture and computer equipment. Depreciation and amortization for the year ended March 31, 2001 decreased 2% to $700,484 from $715,956 in the year ended March 31, 2000. Included in last year's results is $334,171 of depreciation related to Gomez. Excluding Gomez, our depreciation increased approximately 83% in the year ended March 31, 2001 to $700,484 from $381,785. The increase is due to $2,043,315 in purchases of furniture and fixtures and of computer equipment for the development and operation of our intelligent matching systems.

  We recorded non-cash compensation charges of $40,108 and $66,161 in the years ended March 31, 2001 and 2000, respectively, for the issuance of stock options to non-employee consultants and professional advisors. In the year ended March 31, 2000, we recorded non-cash compensation charges of $285,208 for the amortization of deferred consulting expenses.

  During the year ended March 31, 2001, we began proprietary trading through ATG Trading to provide liquidity for participants in eVWAP, and to provide our management with real-time experience with volume weighted average price trading and risk management techniques. The loss on trading activities includes $335,137 in net realized losses on trades, and $568,404 in related broker commissions, and execution and clearing charges.

  Selling, general and administrative expenses decreased from approximately $17.3 million in the year ended March 31, 2000 to $13.2 million in the year ended March 31, 20001. Excluding Gomez's $8.3 million in selling, general and administrative expenses in the year ended March 31, 2000, our selling, general and administrative expenses increased approximately 48% from $8.9 million to $13.2 million during the year ended March 31, 2001. The increase in selling, general and administrative expenses in the year ended March 31, 2001 was primarily a result of hiring a full-service sales and coverage team to support our products, and an increase in outsourced labor working on the development of our intelligent matching systems. Salaries and benefits totaled $5.8 million and $3.6 million in the years ended March 31, 2001 and 2000, respectively, as staff increased from 43 to 56 employees. We paid $1.6 million and $0.3 million for outsourced labor in the years ended March 31, 2001 and 2000, respectively. Additional factors contributing to the increase in selling, general and administrative expenses were rent related to the addition of new facilities for our corporate offices, the opening of sales offices in New York and London, and increased communications, professional, and marketing and advertising expenses.

  Interest income decreased slightly to $1.1 million in the year ended March 31, 2001 from $1.2 million last year. Excluding Gomez, interest income increased $60,781 or approximately 5% in the year ended March 31, 2001 as a result of higher average cash and cash equivalents and securities balances during the year, in connection with the series F preferred private placement in August 1999 (See "Notes to Consolidated Financial Statements--Stockholders' Equity").

  Other income for the year ended March 31, 2001 includes a charge of $106,875 for 30,000 shares of common stock we issued to acquire Hudson Knights Securities LLC (renamed ATG Trading LLC) in July 2000, and income of $413,980 for the reimbursement of legal costs by Fredric W. Rittereiser, our Chairman and Chief Executive Officer, and the Dover Group, of which Mr Rittereiser is the sole stockholder, director and officer. In November 2000, we accepted 216,805 shares of Gomez common stock owned by Dover equal in value to the amounts owed to us under a loan and an agreement to pay legal costs, or $884,564, as full and complete satisfaction of the debts. Both the loan and the agreement to pay legal costs were made in connection with the Rosensaft lawsuit, which we settled in 1998. The price of the Gomez stock was determined by our board based upon the price of the Gomez series D preferred stock issued in October 2000, discounted by 20% to reflect the liquidation preference and dividends applicable to the Gomez series D preferred. Although we valued the Gomez stock at $884,564, since we account for our investment in Gomez using the equity method of accounting, we recorded a corresponding loss in affiliates for the entire amount. We recorded the loss to reduce the carrying amount of the investment in Gomez by our share of Gomez's net losses to the extent of our investment balance, as required under the equity method of accounting. We currently hold 4,405 shares of Gomez Series A Preferred stock, which are convertible into 4,405,000 shares of Gomez common stock, and 216,805 shares of Gomez common stock. The loss in affiliates offsets the $413,980 of other income and the $470,584 reduction of the note receivable and related accrued interest.

  Other expense for the year ended March 31, 2000 of $416,632 reflects the charge for the value of UTTC common stock we issued to one of our former directors to satisfy the terms of a separation agreement we executed with him on June 29, 1999.

  Equity in loss of affiliates for the year ended March 31, 2001 totaled $2.0. This amount includes $1.1 million, which is our share of the losses from our joint venture, KAA, and the $0.9 million loss on our investment in Gomez, described above. The losses from KAA are primarily a result of unrealized losses on its trading portfolio.

Results of Operations for the Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999

  We incurred a net loss from continuing operations totaling $6.2 million, or $0.32 per share, for the year ended March 31, 2000, compared to $14.3 million, or $1.80 per share for the year ended March 31, 1999. The decrease is primarily a result of a $5.6 million gain recorded last year due to the change in accounting for our Gomez investment to the equity method, and a $2.6 million gain on the redemption of part of our Gomez series A preferred stock.

  The loss from operations for the year ended March 31, 2000 increased approximately 4% to $15.2 million from $14.6 million in the previous year, primarily as a result of increases in selling, general and administrative expenses and depreciation expense, as further discussed below.

  Our revenues totaled $3.9 million for the year ended March 31, 2000, and $1.4 million for the year ended March 31, 1999. We generated $32,135 from the operation of eVWAP during the year ended March 31, 2000, and Gomez generated the balance of the revenues. We consolidated Gomez's results of operations with ours only through December 31, 1999, when we began accounting for our investment in Gomez using the equity method. The Gomez revenues included in the year ended March 31, 2000 are for the nine-month period ended December 31, 1999, and the revenues in the year ended March 31, 1999 were generated entirely by Gomez.

  In the year ended March 31, 2000, $1.4 million, or 35%, of Gomez's revenues were from subscriptions and related data and analysis services from its GomezPro web site, which it began selling in March 1999. For the years ended March 31, 2000 and 1999, Gomez generated $1.7 million and $448,108, respectively, from advertising, sponsorship, and transaction-based revenues. Consulting and advisory service revenues declined as a percentage of total revenues due to Gomez's introduction of its GomezPro web site and Research Station. Total consulting and advisory service revenues were $755,001 or 20% of Gomez's revenues in the year ended March 31, 2000, compared to $941,250 or 66% of revenues in the year ended March 31, 1999.

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

  During the years ended March 31, 2000 and 1999, we amortized system development costs related to the eVWAP totaling $95,354 and $190,707, respectively. We stopped capitalizing development costs related to the eVWAP in the second quarter of fiscal 1999, when the technological feasability of the system was obtained. During the year ended March 31, 2000, we amortized the balance of the capitalized development costs related to eVWAP.

  Depreciation and amortization expense is primarily depreciation of furniture and computer equipment. Depreciation and amortization for the year ended March 31, 2000 increased to $715,956 from $515,240 for the year ended March 31, 1999, due to an increase in the computer equipment purchased. Capital expenditures increased to $2,591,268 for the year ended March 31, 2000 compared to $644,403 for the year ended March 31, 1999. The increase is primarily due to Gomez's purchase of computer equipment and software to accommodate additional staff and to support the increased traffic on its web site and network servers.

  In February 1998, we entered into a consulting agreement with Continental Capital & Equity Corporation. We issued 300,000 shares of common stock, with a fair value of $475,125, for promotional services provided by Continental through February 1999. During August 1998, the agreement was amended to reduce future payments and extend the original term of the February 1998 agreement. As a result of the amendment, we issued 250,000 additional shares of common stock, with a fair market value of $416,657. We recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity during the year ended March 31, 1999. Also, during the years ended March 31, 2000 and 1999, non-cash compensation charges of $285,208 and $569,730, respectively, were recorded to amortize the deferred consulting expenses. The deferred consulting arrangement was fully amortized during the year ended March 31, 2000.

  We recorded non-cash compensation charges of $66,161 and $258,327 in the years ended March 31, 2000 and 1999, respectively, related to the issuance of stock options to non-employee consultants and professional advisors.

  In August 1998, we entered into employment agreements with certain members of Gomez management. We granted an aggregate of 3,000,000 Gomez options at an exercise price of $.01 per share. In addition, we granted 1,400,000 Gomez options with an exercise price of $.01 per share to certain officers and directors of Ashton. During the year ended March 31, 1999, we recognized a non-cash compensation charge of $4.9 million to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of those options. Those options were exchanged for Gomez common stock on January 22, 1999.

  Selling, general and administrative expenses totaled $17.3 million and $9.2 million for the years ended March 31, 2000 and 1999, respectively. For the year ended March 31, 2000, Gomez accounted for $8.3 million, or 48%, of our total selling, general and administrative expenses, compared to $2.3 million, or 25%, in the year ended March 31, 1999. Although the year ended March 31, 2000 includes Gomez for a period of only nine months, or through December 31, 1999, compared to a period of twelve months in the year ended March 31, 1999, Gomez's selling, general and administrative expenses increased by approximately $6.0 million, or 257%. The increase in Gomez's costs was due primarily to the growth in staff and related expenses incurred in building their infrastructure, and increased advertising and marketing costs related to introduction of new products and services.

  Excluding Gomez, our selling, general and administrative expenses for the year ended March 31, 2000 totaled $9.0 million compared to $6.9 million during the year ended March 31, 1999. The increase is primarily a result of an increase in salaries and benefits due to an increase in personnel, and is partially offset by decreases in consulting and professional fees.

  Interest income increased to $1.2 million for the year ended March 31, 2000 from $146,816 for the year ended March 31, 1999, as a result of the investment of the net proceeds from the $20 million series F preferred private placement in August 1999.

  Other expense for the year ended March 31, 2000 of $416,632 reflects a charge for the value of UTTC common stock we issued to one of our former directors to satisfy the terms of a separation agreement we executed with him on June 29, 1999. Other income for the year ended March 31, 1999 includes net litigation settlements of $242,580 we received, offset by a $105,000 reduction in the carrying value of our investment in E.Com International, Inc.

  Equity in income of affiliates for the year ended March 31, 2000 totaled $90,508. This amount represents our portion of the earnings of KAA, which were primarily a result of unrealized gains on KAA's trading securities portfolio.

Discontinued Operations

  We formed eMC as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. On April 18, 2000, eMC acquired 100% of the stock of E-Trustco.com Inc., a business-to-business electronic trust services company. As part of that transaction, Ashton's board of directors agreed to fund eMC's initial development efforts. E-Trustco's plan was to offer and outsource objective financial advisory services in the form of multi-manager wrap accounts through a state-chartered trust company using eMC's electronic distribution channel.

  During the year ended March 31, 2001, eMC was developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC's approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients. In the fourth quarter of this fiscal year, eMC completed its initial development phase.

  We conducted a review of current market conditions, eMC's strategy, and the resources and funding required to complete the development of eMC. Due to the lack of available external funding, and the overall market conditions which we believed would impact the demand for eMC's products and services, Ashton's board of directors determined not to provide any additional funding to eMC. After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC's board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

  We recorded a loss from discontinued operations totaling $2.6 million for the year ended March 31, 2001 related to eMC. The loss is primarily salaries and benefits, and consulting fees for the people hired to develop the technology platform. We also recorded a loss on the disposal of eMC, amounting to $3.1 million, consisting primarily of write-offs of eMC's assets. The write-offs include $2.0 million related to eMC's investment in TeamVest, approximately $0.8 million in system development costs, and approximately $0.3 million related to software, computer equipment, prepayments and other assets.

Liquidity and Capital Resources

  At March 31, 2001, we had total assets of $13.1 million compared to $31.0 million at March 31, 2000. Our current assets at March 31, 2001 totaled $8.5 million, and current liabilities of continuing operations were $979,504. Stockholders' equity at March 31, 2001 decreased to $2.9 million from $17.2 million at March 31, 2000 primarily as a result of the $20.9 million net loss. The decrease in stockholders' equity was offset by increases of approximately $3 million related to the issuance of common stock for $2 million, the issuance of common stock to acquire ATG Trading, and the issuance of common stock to acquire shares of UTTC series TK preferred stock (See "Notes to Consolidated Financial Statements").

  At March 31, 2001, our principal source of liquidity consisted of cash and cash equivalents of $6.0 million and securities of $1.5 million, compared to cash and cash equivalents of $15.4 million and securities of $9.9 million at March 31, 2000. The securities available for sale consist of highly liquid, government agency bonds. The decrease in cash and cash equivalents is a result of our net loss during the year ended March 31, 2001.

  We currently derive all of our revenues on a per transaction basis for eVWAP trades and orders executed through Croix Securities. During the year ended March 31, 2002, we expect to begin generating sufficiently higher revenues from our eVWAP and from commissions for orders executed on behalf of our customers through Croix. Our ability to generate additional revenue depends on the continued growth in demand for our eVWAP system and other electronic trade execution services, the other trading systems in development, and our ability to respond to regulatory and technological changes and customer demands.

  We entered into an equity line arrangement with Jameson Drive LLC on February 9, 2001. On April 5, 2001, we filed a registration statement on Form S-2 with the SEC to register shares of common stock underlying the equity line. On March 31, 2001, the SEC issued it views replacing Interpretation No. 4S in the March 1999 Supplement to the Division's Manual of Publicly Available Telephone Interpretations. Based on comments provided by the SEC and our discussions with SEC staff, we requested a withdrawal of the Form S-2 on June 19, 2001 to enable us to modify the terms of the equity line consistent with the views provided by the SEC. [On July 13, 2001 we entered into an amended equity line agreement with Jameson (See "Notes to Consolidated Financial Statements--Subsequent Events").]

  The amended financing arrangement, in the form of a securities purchase agreement, provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. During this period, we may, at our sole discretion, request a draw on the equity line by selling our common stock to Jameson. Jameson will be obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares we sell to Jameson is not fixed, but will be based on a formula that is tied to the market price of our common stock at the time of the sale. The shares that we sell to Jameson will be at a 10% discount to the average of the three lowest closing bid prices for the common stock during the 20 trading days prior to the date of the sale. The maximum amount that we can sell over the 24-month term of the agreement is $15 million, and we are committed to drawing a minimum of $2.5 million. Generally, we must wait twenty trading days between draws on the equity line, and the amount of each draw is limited to between $100,000 and $1 million. We must satisfy certain conditions before Jameson is obligated to buy shares from us including the registration statement covering the shares be declared effective by the SEC and remain effective. We intend to file a registration statement on Form S-2 to register the shares of common stock we expect to sell to Jameson pursuant to the amended equity line.

  We project that as a result of our ability to require purchases of our common stock for up to approximately $4 million under the equity line without obtaining stockholder approval, we will have sufficient financial resources to enable us to continue to operate for the next 12 months. We also believe that we could achieve profitability more rapidly through an appropriate strategic alliance with a company that is already involved in the execution of transactions and has substantial financial resources. While management has had discussions with potential strategic partners and plans to continue efforts to find appropriate strategic partners, we have not entered into any definitive agreements.

  There can be no guarantee that we will be able to draw down on any portion of the $15 million equity line. If we are unable to draw a sufficient amount on the equity line, our cash, cash equivalents, and securities may not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us.

  Our series F preferred stock is subject to redemption by the holder, and is therefore classified on our balance sheet as redeemable preferred stock instead of as a component of stockholders' equity. Since the redemption event is outside of our control, the series F preferred cannot be classified as stockholders' equity under generally accepted accounting principles. As of March 31, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equals 19.99% of the common stock outstanding on the issue date of the series F preferred, and is the maximum number of shares we can issue to the series F preferred stock investor without obtaining stockholder approval under the Nasdaq 20% limitation. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor could seek redemption of the remaining 4,363 shares of the series F preferred.

  As a result of the triggering event, we are required to seek stockholder approval to issue additional shares to the series F investor as soon as practicable. On July 13, 2001, the 4,363 shares of the series F preferred were exchanged for a $5,111,526 convertible note due on August 13, 2003. (See "Notes to Consolidated Financial Statements--Subsequent Events"). The note is convertible into shares of our common stock following approval by our stockholders to exceed the Nasdaq 20% limitation with respect to the series F preferred financing. Should our stockholders fail to approve the issuance of additional shares to the series F investors, we would be unable to issue a sufficient number of shares of common stock to meet our obligations of the note. In that event, the note would have a maturity of April 1, 2002.

  Following the sale of shares of our common stock by certain selling stockholders in May 2001 pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-2. Thus, claims may be made that the prospectus did not meet the requirements of, and that the sale of the shares was not properly registered pursuant to the Securities Act of 1933. If such claims are upheld, then the sale of the shares of common stock by these selling stockholders may have constituted a violation of the Securities Act of 1933. In this case, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the dates of their respective purchases, to recover (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. We believe that these refunds or damages could total up to approximately $2.1 million, plus interest, in the event the purchasers of the shares suffer a total loss of their investment during this period and seek refunds or damages. If such liability were to occur, there is no guarantee that we would be reimbursed by our insurance carrier, and our business, results of operations and financial condition could suffer.

Additional Factors That May Affect Future Results

  Forward-looking statements in this document and those made from time to time by members of our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future financial results or concerning expected financing, business plans, product development, as well as other estimates are only estimates, and there can be no assurance that actual results will not materially differ from our expectations. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

We have a limited operating history, which makes it difficult to evaluate our business

  We have never realized any operating profit and have reported significant losses. We were founded in 1994 as a development stage company with no operating history. Our only meaningful sources of revenue have been from a subsidiary, which we sold in November 1997, and Gomez, Inc., a former subsidiary. Due to a private placement by Gomez of its securities in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results.

  We currently derive all of our revenues on a per transaction basis for eVWAP trades and orders executed through Croix. We expect to generate future revenues from the other intelligent matching system products we are developing and from proprietary trading activity through ATG Trading. Our future success will depend on continued growth in demand for our eVWAP system and other electronic trade execution services, the other trading systems in development, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

Future sales of our common stock could depress the market price of our common stock

  We currently have commitments to issue and register an undetermined number of shares of our common stock. We may also issue options, warrants or other derivative securities that are convertible into our common stock. The public sale of our common stock by our stockholders that control large blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities could dilute our common stock and depress its market value.

Our common stockholders may suffer dilution in the future upon issuance of our common stock to Jameson

  On July 13, 2001, we entered into an amended financing arrangement with Jameson, in the form of a securities purchase agreement, which provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. During this period, we may, at our sole discretion, request a draw on the equity line by selling our common stock to Jameson. Jameson will be obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares we sell to Jameson is not fixed, but will be based on a formula that is tied to the market price of our common stock at the time of the sale. The shares that we sell to Jameson will be at a 10% discount to the average of the three lowest closing bid prices of the common stock during the 20 trading days prior to the date of the sale. The maximum amount that we can sell over the 24-month term of the agreement is $15 million, and we are committed to drawing a minimum of $2.5 million. Generally, we must wait twenty trading days between draws on the equity line, and the amount of each draw is limited to between $100,000 and $1 million. We must satisfy certain conditions before Jameson is obligated to buy shares from us including the registration statement covering the shares be declared effective by the SEC and remain effective. We intend to file a registration statement on Form S-2 to register the shares of common stock we plan to sell to Jameson pursuant to the amended equity line.

  The future issuance of our common stock to Jameson under the equity line may result in significant dilution to our stockholders and may depress our stock price. Moreover, as all the shares we sell to Jameson will be available for immediate resale, the mere prospect of our sales to Jameson could depress the market price for our common stock. The shares of our common stock issuable to Jameson under the equity line facility will be sold at a 10% discount to the average of the three lowest closing bid prices of the common stock during the 20 trading days prior to the date of the sale. Because Jameson is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our common stock market price does decline, this could further accelerate sales of our common stock.

  If we satisfy the conditions that allow us to draw down the entire $15 million available under the equity line, and we choose to do so, then generally, as the market price of our common stock decreases, the number of shares we will have to issue increases.

  Under the equity line agreement, we have also issued warrants to purchase 1,506,024 shares of our common stock. The exercise price is $1.02. The expiration date of the warrants is July 10, 2006.

  The future issuance of additional shares of our common stock under the equity line agreement and upon exercise of the warrants issued to Jameson will result in dilution to our stockholders. Also, the market price for our common stock could drop due to sales of a larger number of shares of our common stock or the perception that the sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

The risk of dilution of our common stock may cause third parties to engage in short sales of our common stock

  The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage third parties to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

We may need additional financing to fund our operations

  We are scheduling a meeting of our stockholders during which they will consider and vote whether to authorize us to exceed the Nasdaq 20% limitation rule with respect to the equity line agreement with Jameson. This rule requires a Nasdaq-listed issuer to obtain stockholder approval prior to the issuance of securities in connection with a transaction, other than a public offering for cash, involving the sale or issuance by us of common stock equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance. Approval of this proposal would allow us to issue an as-yet-undetermined number of shares of common stock under the equity line securities purchase agreement with Jameson. Should our stockholders fail to approve the proposal, we would be limited in the amount of money that we could raise under the securities purchase agreement.

  As of March 31, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equals 19.99% of the common stock outstanding on the issue date of the series F preferred, and is the maximum number of shares we can issue to the series F investor without obtaining stockholder approval under the Nasdaq 20% limitation. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor could seek redemption of the remaining 4,363, shares of series F preferred.

  As a result of the triggering event, we are required to seek stockholder approval to issue additional shares to the series F investor as soon as practicable. On July 13, 2001, the 4,363 shares of the series F preferred were exchanged for a $5,111,526 convertible note maturing on August 18, 2003. The note is convertible into shares of our common stock subject to approval by our stockholders to exceed the Nasdaq 20% limitation with respect to the series F preferred financing. Should our stockholders fail to approve the issuance of additional shares to the series F investors, we would be unable to issue a sufficient number of shares of common stock to meet our obligations of the note. In that event, the note would have a maturity of April 1, 2002.

  If we fail to receive stockholder approval with respect to both the equity line and the Series F preferred financing, our cash, cash equivalents, and securities may not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no guarantee that such financing will be available on terms that are acceptable to us, or at all.

  We may also require financing in addition to our current arrangements to complete our strategic plans. Such financing may take the form of equity offerings, spin-offs, joint ventures, or other collaborative relationships which may require us to issue shares or share revenue in the future. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. If such financing is available, there is no assurance that it will be sufficient to meet our anticipated needs.

We may be unable to maintain the standards for listing on the Nasdaq National Market, which could accelerate the maturity of certain obligations, could make it more difficult for investors to dispose of our common stock and could subject our common stock to the "penny stock" rules

  Our common stock is listed on the Nasdaq National Market. Nasdaq requires us to maintain standards for continued listing, including a minimum bid price of $1.00 for shares of our common stock and a minimum tangible net worth of $4 million. If we are unable to maintain these standards, our common stock could be delisted from the Nasdaq National Market, where our common stock currently trades. Trading in our stock may then be conducted on the Nasdaq SmallCap Market. The SmallCap listing requirements include, among other things, a minimum bid price of $1.00 and net tangible assets of $2 million. We cannot provide assurance that we will be able to continue to meet the continued listing requirements of either the Nasdaq National Market or the SmallCap Market. If we are unable to meet these requirements, our common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our common stock.

  In addition, if our common stock were delisted, it would be subject to the so-called penny stock rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions. For transactions covered by the penny stock rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose commissions payable to the broker-dealer and the registered representative, and current quotations for the security as mandated by the applicable regulations.

  If our common stock were delisted and determined to be a "penny stock," a broker-dealer may find it to be more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

Some shares of our common stock may have been offered in violation of the Securities Act of 1933, which could give purchasers of these shares the right to seek refunds or damages.

  Following the sale of shares of our common stock by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-2. Thus, claims may be made that the prospectus did not meet the requirements of, and that the sale of the shares was not properly registered pursuant to the Securities Act of 1933. If such claims are upheld, then the sale of the shares of common stock by these selling stockholders may have constituted a violation of the Securities Act of 1933. In this case, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the dates of their respective purchases, to recover (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. We believe that these refunds or damages could total up to approximately $2.1 million, plus interest, in the event the purchasers of the shares suffer a total loss of their investment during this period and seek refunds or damages. If such liability were to occur, our business, results of operations and financial condition could suffer.

Our business is highly volatile and our quarterly results may fluctuate significantly

  We have experienced an increase in the volume of trades executed through our systems, and volatility of such trading volume from session to session during the past year. These fluctuations may have a direct impact on our operating results and may cause significant fluctuations in our inter-day profitability. We cannot assure you that the volatility in our daily trading volume will not continue. Moreover, the continued volatility in the securities markets, particularly in technology-related securities, could result in significant proprietary trading losses. These losses could have a material adverse effect on our business, financial condition and operating results.

  Our operating results may fluctuate significantly in the future because of a number of other factors, including:

  .  our ability to manage proprietary trading-related risks;

  .  changes in the volume of order flow in our trading systems;

  .  volatility in the securities markets;

  .  our ability to manage personnel, overhead and other expenses;

  . changes in execution fees and clearance fees, which are fees we pay to our clearing brokers;

  .  the addition or loss of sales and trading professionals;

  .  regulatory changes and compliance issues;

  .  the amount and timing of capital expenditures;

  .  costs associated with acquisitions; and

  .  general economic conditions.

  If demand for our services declines and we are unable to adjust our cost structure on a timely basis, our business, financial condition and operating results may be materially adversely affected.

Our revenues may fluctuate due to declines in securities trading volume

  Our revenues may fluctuate due to a decline in securities trading volumes, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading system activities. Lower price levels of securities also may result in reduced trading activity and reduce our revenues from electronic brokerage transactions. Any decline in securities trading volumes, price or market liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

We may be unable to acquire new businesses and maintain existing strategic relationships that benefit our business

  We have acquired or invested in companies and strategic alliances and may seek to do so in the future. Acquisitions may entail numerous risks. We may not be able to integrate successfully any operations, personnel, services or products of companies that we acquire in the future. In addition, we have established a number of strategic relationships with information providers, clearing firms, institutional investors and other firms. These relationships and others we may enter into in the future are and will be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

Future conversion of our securities may result in dilution

  Our governing documents authorize the issuance of up to three million shares of preferred stock without stockholder approval, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. At March 31, 2001 we had two classes of preferred stock outstanding, namely series B and series F convertible preferred stock. The conversion of these classes of our preferred stock may result in substantial dilution to the percentage ownership of current stockholders.

  As of March 31, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equals 19.99% of the common stock outstanding on the issue date of the series F preferred, and is the maximum number of shares we can issue to the series F investor without obtaining stockholder approval under the Nasdaq 20% limitation. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor could seek redemption of the remaining 4,363, shares of series F preferred.

  On July 13, 2001, the 4,363 shares of the series F preferred, plus accrued interest were exchanged for a convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The note is convertible into shares of our common stock, however, the note cannot be converted into common stock until our stockholders approve exceeding the Nasdaq 20% limitation with respect to the series F preferred financing. Should our stockholders fail to approve the issuance of additional shares to the series F investors, we would be unable to issue a sufficient number of shares of common stock to meet our obligations of the note. In that event, the note would have a maturity of April 1, 2002. We have agreed to file a registration statement on Form S-3 to register the shares of common stock underlying the convertible note. The conversion of the convertible note may result in substantial dilution to the ownership of current stockholders.

We do not expect to pay common stock dividends

  We have never paid or declared any cash dividends upon our common stock, nor do we intend to. Our board of directors has discretion to pay cash dividends on our common stock and on our Series B preferred stock. While there are no contractual limitations on our ability to pay cash dividends on our common stock, based on our present financial status and contemplated future financial requirements, we do not anticipate declaring any cash dividends on the common stock. In determining whether to pay dividends, our board of directors considers many factors, including our earnings, capital requirements and financial condition. The effect of our election not to pay dividends will help ensure that all of our resources will be reinvested in the company. However, you will not receive payment of any dividends in the foreseeable future and the return on your investment may be lower than anticipated.

We depend on key employees, and the loss of any of those employees may harm our business

  Our future success depends upon the continued service of certain of our executive officers and key technology personnel. If we lost the services of one or more of our key employees it could have a material adverse effect on our business. In particular, the services of Fredric W. Rittereiser, Fred S. Weingard, Arthur J. Bacci, and William W. Uchimoto, would be difficult to replace. We have entered into multi-year employment agreements with Messrs. Rittereiser, Weingard, and Bacci. We have obtained "key-man" life insurance on each of these individuals. We further believe our future success will depend upon our ability to attract and retain additional highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel in the information technology development industry is intense. If we are unable to attract and retain such personnel, it could have a material adverse effect on our business, operating results, and consolidated financial operations.

Our directors and officers may be able to exert control over most of our corporate actions

  Because our Certificate of Incorporation provides no cumulative voting rights, our directors and officers, acting together, are in a position to exert significant influence on the election of the members of the Board of Directors of Ashton and each of its subsidiaries and on most corporate actions, as well as any actions requiring the approval of stockholders, such as mergers and acquisitions. Our directors and officers beneficially own approximately 1.8% of the outstanding shares of our common stock. In addition, directors and officers have been granted options to purchase our common stock. Should all the vested options be exercised and converted into common stock, the directors and officers would own 11.5% of the outstanding shares of common stock.

Sales or grants of stock to our employees and key individuals will reduce your ownership percentage

  We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership in Ashton of the then-existing stockholders. Currently, we have reserved 6,450,000 shares of our common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of our common stock for issuance pursuant to our 1999 Stock Option Plan, and 3,000,000 shares of our common stock for issuance pursuant to our 2000 Incentive Plan. In the aggregate, we have already granted options to purchase 9,058,666 shares of common stock under all three stock option plans.

Of the total options granted, options to purchase 8,149,127 shares remain unexercised. The exercise of these options, the grant of additional options, and the exercise thereof, may have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock.

We are dependent on the continued growth of the market for eVWAP to generate revenue

  The success of eVWAP is heavily dependent upon the acceptance of the product by broker-dealers, institutional investors and other market participants. Failure to obtain such acceptance could result in lower volumes and a lack of liquidity on eVWAP. Market and customer acceptance of eVWAP will depend upon, among other things, eVWAP's operational performance and pricing. In addition, our customers may discontinue use of eVWAP at any time. While we continue to solicit customers to use eVWAP, there can be no assurance that we will attract a sufficient number of customers to eVWAP.

  Our revenues will depend on the volume of securities traded on our systems. Variations in transaction volume could result in significant volatility in operating results. Other factors that are beyond our control, including national and international economic, political and market conditions, the availability of funding and capital, the level and volatility of interest rates, legislative and regulatory changes, inflation, and similar broad trends may affect securities trading volumes. As important, acceptance of our products by financial market participants is necessary to generate sufficient trading volumes. Any one or all of these factors could result in lower share volumes traded through eVWAP and our other intelligent matching systems, and could adversely impact our results of operations.

We depend significantly on our computer and communications systems to run our operations

  Our trading systems and proprietary trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from customers for losses. We cannot assure you that our network protections will work.

  Any computer or communications system failure or decrease in computer systems performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results. We currently do not provide our customers with backup trading systems or disaster recovery systems.

Our growth may place strains on our managerial, operational and financial resources

  Our current trading, communications and information systems have been designed to perform within finite capacity parameters. Although we believe we can accommodate a substantial increase in activity, our growth may require implementation of new and improved trading, communications and information systems. There can be no assurance that a significant increase in trading volumes or the introduction of new or multiple products will not result in systems failures or have a material adverse effect on our business, financial condition or operating results.

  Our business is characterized by rapid technological change, changing customer demands and evolving industry standards. Our future success depends, in part, on how we respond to these demands. These demands will require us to introduce new products and services, enhance existing products and services and adapt our technology in a timely fashion. There can be no assurance that we will be capable of introducing new products and services, enhancing products and services or adapting our technology.

Our compliance and risk management methods might not be fully effective in reducing our exposure to losses

  The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. In response, we have implemented and continue to revise formal compliance procedures. Our future operating results will depend on our ability to continue:

  . to improve our systems for operations, financial control, and communication and information management;

  . to refine our compliance procedures and enhance our compliance oversight; and

  .  to recruit, train, manage and retain our employee base.

  There can be no assurance that our risk management and compliance procedures will be adequate or effective to detect and deter compliance systems failures. Nor can we assure you that we will be able to manage our systems, technology and regulatory compliance growth successfully. Our inability to do so could have a material adverse effect on our business, financial condition and operating results.

We are subject to net capital requirements which could limit our operations

  The SEC and the NASD have strict rules that require each of our broker-dealer subsidiaries to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may suspend or revoke our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations. A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, these net capital requirements limit our ability to transfer funds from our broker-dealer subsidiaries to ourselves. This means that we may be unable to repay our debts, repurchase our stock or fund our operations.

Our brokerage operations expose us to liability for errors in handling customer orders

  We provide execution services to each of our trading system customers and execute orders on behalf of our broker-dealer subsidiaries. In conjunction with our clearing agent partners, we provide clearing services, which include the confirmation, receipt, settlement and delivery functions, involved in securities transactions. Errors in performing clearing services or execution services, including clerical and other errors related to the handling of funds on behalf of customers and customer orders could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by customers and others.

Software "bugs," errors and malfunctions may expose us to losses

  Complex software such as ours often contains undetected errors, defects or imperfections (often referred to as "bugs"). Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. These bugs could result in service interruptions. In addition, because our products often work with software developed by others, including customers, bugs in others' software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors' products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers.

Our networks may be vulnerable to security breaches

  The secure transmission of confidential information over public networks is a critical element of our operations. We have not in the past experienced network security problems. However, our networks may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our customers' confidential information or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.

Our clearing agents may fail to provide us and our customers accurate information about securities transactions

  Our trading and information systems are coordinated with the clearing and information systems of our clearing agents. They furnish us with the information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. We rely on our clearing brokers to discharge their obligations to us and our customers on a timely basis. If they fail to do so, or experience systems failure, interruptions or capacity constraints, our business, financial condition and operating results may suffer.

Financial or other problems experienced by third parties could have an adverse effect on our business and operating results

  We are exposed to credit risk from third parties that owe us money, securities, or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial intermediaries. Any failure by these third parties to discharge adequately their obligations in a timely basis or any event adversely affecting these third parties could have a material adverse effect on our business, financial condition and operating results.

Our trading activities expose our capital to potential losses

  We are engaged in trading activities predominantly through ATG Trading acting as a principal. These activities involve the purchase, sale or short sale of securities and derivative securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets, all of which subjects our capital to significant risks and could have a material adverse effect on our business, financial condition and operating results.

We may not receive accurate and timely financial data from our third-party suppliers, which may cause us to lose customers and be subject to litigation

  We receive consolidated New York Stock Exchange-listed trading information, including real-time quotes, last sale reporting, volume and price information and error reports from a number of third parties, including the New York Stock Exchange, the Consolidated Tape Association and the Securities Industry Automation Corporation. We then calculate the volume weighted average price information for the listed securities traded on our system and distribute this information to our customers. We also use this information for pricing matched orders executed on our system. We depend upon these information suppliers to accurately provide and format this data, in many cases on a real-time basis. If these suppliers fail to supply accurate or timely information, our customers may develop an adverse perception of our trading systems and cease doing business with us. We may also be subject to claims for negligence or other theories based on the nature and content of information we provide our customers. Any liability arising from third party supplied data could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks associated with the securities industry generally

  The securities industry has undergone several fundamental changes which have resulted in an increase in the volume of equity securities traded in the U.S. equity markets and a general decrease in the spreads between bid and ask, or buy and sell, prices.

  We derive most of our revenue from trading in existing equity securities, currently limited to the largest 300 issues and the stocks comprising the S&P 500 index which are listed on the New York Stock Exchange. Any reduction in revenues resulting from a decline in the secondary market trading volume for these equity securities could have a material adverse effect on our business, financial condition and operating results. Additionally, a decline in cash flows into the U.S. equity markets or a slowdown in equity trading activity by broker-dealers and other institutional investors may have an adverse effect on the securities markets generally and could result in lower revenues from our trading system activities.

  The securities business is also subject to various other risks, including customer default, employees' misconduct, errors and omissions by traders and order takers, and litigation. These risks are often difficult to detect beforehand or to deter. Losses associated with these risks could have a material adverse effect on our business, financial condition and operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Price Risk

  Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy working capital and regulatory requirements, and minimizing risk while maximizing return. For working capital purposes, we invest primarily in money market instruments. Cash which is not needed for normal operations is invested in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in government agency bonds and we do not use derivative financial instruments in our investment portfolio. At March 31, 2001, cash and cash equivalents and securities owned totaled $7.5 million.

  Although Croix and REB are registered as broker-dealers, REB generally does not perform any traditional broker-dealer services, and Croix does not act as market-maker with respect to any securities or otherwise as principal in any securities transactions; it acts only on an agency basis. The relatively low credit risk of these businesses is evidenced by their minimal net capital requirements.

  We are engaged in trading activities with ATG Trading acting as a principal, including the purchase, sale or short sale of securities and derivative securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets, all of which subjects our capital to significant risks. We are currently establishing risk management processes designed to limit our exposure to these risks. We have established approval policies that include review by the President or his designee of daily proprietary trading activity. Our operations department reviews all open trades intraday in an effort to ensure that any open issues are addressed and resolved by the close of the trading day. Additionally, our clearing broker has imposed trading limitations based on our capital balance, and notifies us of all known trade discrepancies on the day following the trade date.

  We will from time to time, make investments that are considered strategic. These investments require approval of executive management and the board of directors. This component of our cash management strategy is reevaluated periodically. At March 31, 2001, such investments totaled $1.5 million.

Interest Rate Risk

  Our exposure to interest rate risk relates primarily to the interest-bearing portion of our investment portfolio. Our policy is to invest in high quality credit issuers and limit the amount of credit exposure to any one issuer. The interest-bearing investment portfolio primarily consists of short-term, high-credit quality, money market funds, and government agency bonds. These investments totaled $1.5 million at March 31, 2001. Due to the conservative nature of our portfolio, a sudden change in interest rates would not have a material effect on its value.

Foreign Currency Risk

  Ashton has joint ventures in Canada and in Hong Kong, which were formed to develop, market and operate our intelligent matching trading systems, and distribution systems for seamless use by U.S., Canadian and Asian financial intermediaries. Our investments in these joint ventures expose us to currency exchange fluctuations between the U.S. Dollar and the Canadian Dollar, and between the U.S. Dollar and the Hong Kong Dollar. To the extent our international activities recorded in their local currencies increase in the future, the exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in any foreign currency hedging activities because our foreign currency cash balances are generally kept at levels necessary to meet current operating and capitalization needs of these foreign joint ventures. We may engage in foreign currency hedging activities in the future as our international activities increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report..............................................   32

Consolidated Balance Sheets at March 31, 2001 and 2000....................   33

Consolidated Statements of Operations for the years ended March 31, 2001,
 2000, and 1999...........................................................   34

Consolidated Statements of Cash Flows for the years ended March 31, 2001,
 2000, and 1999...........................................................   35

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
 the years ended March 31, 2001, 2000, and 1999...........................   37

Notes to Consolidated Financial Statements................................   39

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
The Ashton Technology Group, Inc.

  We have audited the accompanying consolidated balance sheets of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 1, 2001,
except for Note 18,
as to which the date
is July 13, 2001

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Assets
Cash and cash equivalents.......................... $  6,028,883  $ 15,365,439
Securities available for sale......................    1,483,350     9,906,220
Accounts receivable and other current assets.......      854,335       446,066
Due from broker-dealer.............................          --      2,000,000
Current portion of notes receivable................      131,700       121,845
                                                    ------------  ------------
    Total current assets...........................    8,498,268    27,839,570
Notes receivable, net of current portion...........       94,012       605,172
Property and equipment, net of accumulated
 depreciation......................................    2,319,080       944,292
Exchange memberships...............................      356,652       266,652
Investments in and advances to affiliates..........      141,144     1,090,508
Intangible assets, net of accumulated
 amortization......................................          --         19,521
Other investments..................................    1,500,000           --
Other assets.......................................      156,622       258,196
                                                    ------------  ------------
    Total assets................................... $ 13,065,778  $ 31,023,911
                                                    ============  ============
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses.............. $    979,504  $    861,304
Net liabilities of discontinued operations.........      806,030           --
Other liabilities..................................       18,438           --
                                                    ------------  ------------
    Total liabilities..............................    1,803,972       861,304
Minority interest..................................    4,000,000     5,000,000
Commitments and contingencies
Series F redeemable convertible preferred stock
 $.01 par value--(redemption value equals
 $8,253,124 at March 31, 2001); shares authorized:
 20,000; shares issued and outstanding: 4,364 and
 8,000.............................................    4,363,717     8,000,000
Preferred stock--shares authorized: 3,000,000
  250,000 shares designated as Series A; shares
   issued and outstanding: none....................          --            --
  590,000 shares designated as Series B--
   (liquidation preference equals $442,000 and
   $642,000); shares issued and outstanding: 44,200
   and 64,200......................................      442,000       642,000
  105,000 shares designated as Series C $.01 par
   value; shares issued and outstanding: none......          --            --
  10 shares designated as Series D $.01 par value;
   shares issued and outstanding: none.............          --            --
  10 shares designated as Series E $.01 par value;
   shares issued and outstanding: none.............          --            --
Common stock--par value: $.01; shares authorized:
 100,000,000 and 60,000,000; shares issued and
 outstanding: 33,228,830 and 28,118,594............      332,288       281,186
Additional paid-in capital.........................   73,358,849    64,294,258
Accumulated deficit................................  (71,186,197)  (47,981,286)
Accumulated other comprehensive loss...............      (48,851)      (73,551)
                                                    ------------  ------------
    Total stockholders' equity.....................    2,898,089    17,162,607
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 13,065,778  $ 31,023,911
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended March 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
Revenues............................  $    225,068  $  3,869,084  $  1,434,438
                                      ------------  ------------  ------------
Expenses:
  Costs of revenues.................           --        644,510       168,000
  Development costs.................         7,461        95,354       190,707
  Depreciation and amortization.....       700,484       715,956       515,240
  Non-cash compensation charges.....        40,108       351,369     5,932,466
  Loss on trading activities........       903,541           --            --
  Selling, general and
   administrative...................    13,229,646    17,255,007     9,225,551
                                      ------------  ------------  ------------
    Total costs and expenses........    14,881,240    19,062,196    16,031,964
                                      ------------  ------------  ------------
  Loss from operations..............   (14,656,172)  (15,193,112)  (14,597,526)
                                      ------------  ------------  ------------
  Interest income...................     1,135,078     1,169,910       146,816
  Interest expense..................       (12,156)         (797)          --
  Gain on deconsolidation of Gomez..           --      5,568,475           --
  Gain on redemption of Gomez
   preferred stock..................           --      2,550,000           --
  Other income/(expense)............       300,809      (416,632)      133,222
  Equity in income/(loss) of
   affiliates.......................    (1,963,976)       90,508           --
  Minority interest in loss of
   subsidiaries.....................           --            --         41,003
                                      ------------  ------------  ------------
Net loss from continuing
 operations.........................   (15,196,417)   (6,231,648)  (14,276,485)
                                      ------------  ------------  ------------
Loss from discontinued operations of
 eMC................................    (2,596,006)          --            --
Loss from disposal of discontinued
 operations of eMC..................    (3,145,926)          --            --
                                      ------------  ------------  ------------
Total discontinued operations of
 eMC................................    (5,741,932)          --            --
                                      ------------  ------------  ------------
Net loss............................  $(20,938,349) $ (6,231,648) $(14,276,485)
                                      ============  ============  ============
Dividends attributed to preferred
 stock..............................    (1,868,705)   (1,259,757)   (1,113,277)
Beneficial conversion feature of
 preferred stock....................           --            --     (4,270,435)
Dividends in arrears on preferred
 stock..............................      (397,857)     (456,075)      (33,447)
                                      ------------  ------------  ------------
Net loss applicable to common
 stock..............................  $(23,204,911) $ (7,947,480) $(19,693,644)
                                      ============  ============  ============
Basic and diluted net loss per share
 from continuing operations.........  $      (0.59) $      (0.32) $      (1.80)
Basic and diluted net loss per share
 from discontinued operations.......         (0.20)          --            --
                                      ------------  ------------  ------------
Basic and diluted net loss per
 common share.......................  $      (0.79) $      (0.32) $      (1.80)
                                      ============  ============  ============
Weighted average number of common
 shares outstanding, basic and
 diluted............................    29,394,565    24,929,977    10,953,818
                                      ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended March 31,
                                       ---------------------------------------
                                           2001         2000          1999
                                       ------------  -----------  ------------
Cash Flows from Operating Activities
Net loss from continuing operations..  $(15,196,417) $(6,231,648) $(14,276,485)
Adjustments to reconcile net loss
 from continuing operations to net
 cash used for continuing operations:
  Depreciation and amortization......       707,945      811,310       705,947
  Minority interest in loss of
   subsidiaries......................           --           --        (41,003)
  Non-cash compensation charge for
   common stock options..............        40,108       66,161     5,362,736
  Amortization of discount on
   securities available for sale.....       (20,229)         --            --
  Common stock issued for consulting
   services..........................           --       285,208       569,730
  Non-cash reimbursement of legal
   expenses..........................      (413,980)         --            --
  Common stock issued for Hudson
   Knights acquisition...............       106,875          --            --
  Write-down of investment...........           --           --        105,000
  UTTC common stock issued in
   connection with separation
   agreement.........................           --       416,632           --
  Gain on deconsolidation of Gomez...           --    (5,568,475)          --
  Gain on redemption of Gomez
   preferred stock...................           --    (2,550,000)          --
  Equity in (income)/loss of
   affiliates........................     1,963,976      (90,508)          --
Changes in operating assets and
 liabilities:
  Receivables and prepayments........      (498,852)  (2,170,835)     (177,406)
  Due from broker-dealer.............     2,000,000          --            --
  Advances to affiliates.............      (130,049)         --            --
  Stock subscriptions receivable.....           --           --        245,000
  Other assets.......................       101,574      165,436      (415,009)
  Accounts payable and accrued
   expenses..........................       113,078    1,981,293    (1,440,637)
  Other liabilities..................        18,438     (432,532)      532,918
                                       ------------  -----------  ------------
    Net cash used in continuing
     operations......................   (11,207,533) (13,317,958)   (8,829,209)
    Net cash used in discontinued
     operations......................    (1,789,976)         --            --
                                       ------------  -----------  ------------
    Net cash used in operating
     activities......................   (12,997,509) (13,317,958)   (8,829,209)
                                       ------------  -----------  ------------
Cash Flows from Investing Activities
Purchase of securities available for
 sale................................    (1,500,000)  (9,968,771)          --
Proceeds from maturities and sales of
 securities available for sale.......    10,000,000          --            --
Purchase of property and equipment...    (2,043,315)  (2,591,268)     (644,403)
Purchase of exchange membership......       (90,000)     (69,752)          --
Increase in notes receivable.........           --    (2,000,000)     (380,000)
Cash received from notes receivable..       121,305      102,766       111,876
Capitalized software development
 costs...............................       (19,897)         --        (61,375)
Investment in affiliates.............           --    (1,000,000)          --
Purchase of other investments........    (1,500,000)         --            --
Effect of deconsolidation of Gomez...           --     2,554,511           --
Proceeds from redemption of Gomez
 preferred stock.....................           --     2,550,000           --
Loss from disposal of discontinued
 operations of eMC...................    (3,145,926)         --            --
                                       ------------  -----------  ------------
    Net cash provided by (used in)
     investing activities............     1,822,167  (10,422,514)     (973,902)
                                       ============  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                 Year Ended March 31,
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
Cash Flows from Financing Activities
Line of credit borrowings...............  $ 4,109,360  $       --   $       --
Line of credit repayments...............   (4,109,360)         --           --
Preferred stock dividends paid in cash..      (53,753)    (535,829)    (319,062)
Issuance costs for common stock.........     (155,884)    (575,000)    (725,000)
Proceeds from issuance of common stock..    2,000,000    5,750,000    7,250,000
Proceeds from exercise of stock options
 and warrants to purchase common stock..       65,624    2,855,027          --
Net proceeds from issuance of stock by
 subsidiaries...........................       15,000    9,626,929       36,840
Issuance costs for preferred stock and
 notes payable..........................          --      (682,563)    (863,000)
Proceeds from issuance of preferred
 stock..................................          --    20,000,000    6,275,000
                                          -----------  -----------  -----------
    Net cash provided by financing
     activities.........................    1,870,987   36,438,564   11,654,778
                                          -----------  -----------  -----------
Foreign currency translation
 adjustment.............................      (32,201)         --           --
Net (decrease) increase in cash and cash
 equivalents............................   (9,336,556)  12,698,092    1,851,667
Cash and cash equivalents, beginning of
 year...................................   15,365,439    2,667,347      815,680
                                          -----------  -----------  -----------
Cash and cash equivalents, end of year..  $ 6,028,883  $15,365,439  $ 2,667,347
                                          ===========  ===========  ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for
   interest.............................  $    12,156  $       797  $   147,388
                                          ===========  ===========  ===========
Supplemental schedule of non-cash
 investing and financing activities:
  Issuance of common stock for purchase
   of UTTC preferred stock..............  $ 1,000,000  $       --   $       --
                                          ===========  ===========  ===========
  Receipt of Gomez common stock for
   repayment of Dover note and
   reimbursement of legal costs.........  $   884,563  $       --   $       --
                                          ===========  ===========  ===========
  Non-cash and accrued dividends on
   preferred stock......................  $ 2,212,809  $ 1,177,285  $   794,215
                                          ===========  ===========  ===========
  Conversion of preferred stock to
   common stock.........................  $ 3,836,283  $16,785,188  $ 8,841,450
                                          ===========  ===========  ===========
  Purchase of exchange membership and
   www.VWAP.com.........................  $       --           --   $   255,463
                                          ===========  ===========  ===========
  Issuance of warrants in connection
   with Series F preferred stock........  $       --   $   645,000  $       --
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                 Year ended March 31,
                          -----------------------------------------------------------------------
                                  2001                    2000                     1999
                          ---------------------  -----------------------  -----------------------
                            Shares     Amount      Shares      Amount       Shares      Amount
                          ----------  ---------  ----------  -----------  ----------  -----------
Common stock
Balance at beginning of
 year...................  28,118,594  $ 281,186  20,569,172  $   205,692   8,143,571  $    81,436
Issue common stock in
 connection with puts...         --         --      696,570        6,966   4,810,788       48,108
Issue common stock for
 cash...................   1,333,333     13,333         --           --          --           --
Conversion of preferred
 stock to common stock..   2,877,358     28,774   5,563,148       55,631   7,062,421       70,624
Issue common stock for
 consulting services....      50,000        500         --           --      250,000        2,500
Issue costs in
 connection with
 preferred stock........         --         --          --           --       20,000          200
Issue common stock for
 purchase of UTTC
 preferred stock........     733,945      7,339         --           --          --           --
Exercise of stock
 options and warrants...      85,600        856   1,289,704       12,897         --           --
Issue common stock for
 asset acquisitions.....      30,000        300         --           --      100,000        1,000
Preferred stock
 dividends..............         --         --          --           --      182,392        1,824
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..  33,228,830    332,288  28,118,594      281,186  20,569,172      205,692
                          ----------  ---------  ----------  -----------  ----------  -----------
Series A preferred stock
Balance at beginning of
 year...................         --         --      125,219    1,252,188     250,000    2,500,000
Preferred stock
 dividends..............         --         --          --           --        1,969       19,688
Conversion of series A
 into common stock......         --         --     (125,219)  (1,252,188)   (126,750)  (1,267,500)
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..         --         --          --           --      125,219    1,252,188
                          ----------  ---------  ----------  -----------  ----------  -----------
Series B preferred stock
Balance at beginning of
 year...................      64,200    642,000     417,500    4,175,000     460,000    3,188,875
Issue series B preferred
 stock..................         --         --          --           --      127,500    1,275,000
Issue costs in
 connection with
 preferred stock........         --         --          --           --        5,000       50,000
Recognition of
 beneficial conversion
 feature of preferred
 stock..................         --         --          --           --          --     1,411,125
Conversion of series B
 to common stock........     (20,000)  (200,000)   (353,300)  (3,533,000)   (175,000)  (1,750,000)
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..      44,200    442,000      64,200      642,000     417,500    4,175,000
                          ----------  ---------  ----------  -----------  ----------  -----------
Series C preferred stock
Balance at beginning of
 year...................         --         --          --           --       55,000      550,000
Conversion of series C
 to common stock........         --         --          --           --      (55,000)    (550,000)
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..         --         --          --           --          --           --
                          ----------  ---------  ----------  -----------  ----------  -----------
Series D preferred stock
Balance at beginning of
 year...................         --         --          --           --          --           --
Issue series D preferred
 stock..................         --         --          --           --         3.00    3,000,000
Issue costs in
 connection with
 preferred stock........         --         --          --           --         0.15      150,000
Preferred stock
 dividends..............         --         --          --           --         0.02       23,950
Conversion of series D
 to common stock........         --         --          --           --        (3.17)  (3,173,950)
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..         --         --          --           --          --           --
                          ----------  ---------  ----------  -----------  ----------  -----------
Series E preferred stock
Balance at beginning of
 year...................         --         --          --           --          --           --
Issue series E preferred
 stock..................         --         --          --           --         2.00    2,000,000
Issue costs in
 connection with
 preferred stock........         --         --          --           --         0.10      100,000
Conversion of series E
 to common stock........         --         --          --           --        (2.10)  (2,100,000)
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..         --         --          --           --          --           --
                          ----------  ---------  ----------  -----------  ----------  -----------
Deferred consulting
 expense
Balance at beginning of
 year...................                    --                  (285,208)                (438,281)
Issue common stock for
 consulting services....                    --                       --                  (416,657)
Amortization of deferred
 consulting expense.....                    --                   285,208                  569,730
                          ----------  ---------  ----------  -----------  ----------  -----------
Balance at end of year..                    --                       --                  (285,208)
                          ----------  ---------  ----------  -----------  ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                  (Continued)

                                          Year ended March 31, 2001
                          ------------------------------------------------------------
                                 2001                 2000                1999
                          -------------------  ------------------  -------------------
                          Shares    Amount     Shares   Amount     Shares    Amount
                          ------ ------------  ------ -----------  ------ ------------
Additional paid-in
 capital
Balance at beginning of
 year...................           64,294,258          39,133,830           15,730,870
Issue common stock in
 connection with puts...                  --            5,743,034            7,201,892
Issue common stock for
 cash...................            1,986,667                 --                   --
Issue common stock for
 consulting services....                 (500)                --               414,157
Issue common stock for
 purchase of UTTC
 preferred stock........              992,661                 --                   --
Issue common stock and
 stock options for asset
 acquisitions...........              106,575                 --               254,463
Issue common stock
 options................               40,108              73,661              497,876
Issue costs in
 connection with common
 stock..................             (155,886)           (575,000)            (725,000)
Issue Gomez common stock
 options................                  --                  --             4,864,860
Conversion of preferred
 stock to common stock..            3,807,509          16,729,557            8,770,826
Issue costs in
 connection with
 preferred stock........                  --           (1,556,135)          (1,163,199)
Preferred stock
 dividends..............            2,207,687           1,493,448              427,775
Recognition of
 beneficial conversion
 feature of preferred
 stock..................                  --                  --             2,859,310
Exercise of stock
 options and warrants...               64,770           2,834,631                  --
Common stock issued in
 connection with
 termination agreement..                  --              416,632                  --
Issue common stock of
 subsidiaries to third
 parties................               15,000                 600                  --
                                 ------------         -----------         ------------
Balance at end of year..           73,358,849          64,294,258           39,133,830
                                 ------------         -----------         ------------
Accumulated deficit
Balance at beginning of
 year...................          (47,981,286)        (40,036,524)         (20,376,327)
Recognition of
 beneficial conversion
 feature of preferred
 stock..................                  --                  --            (4,270,435)
Preferred stock
 dividends..............           (2,266,562)         (1,713,114)          (1,113,277)
Net loss................          (20,938,349)         (6,231,648)         (14,276,485)
                                 ------------         -----------         ------------
Balance at end of year..          (71,186,197)        (47,981,286)         (40,036,524)
                                 ------------         -----------         ------------
Accumulated other
 comprehensive loss
Balance at beginning of
 year...................              (73,551)                --                   --
Unrealized loss on
 securities available
 for sale...............               50,605                 --                   --
Reclassification
 adjustment.............                6,296             (73,551)                 --
Foreign currency
 translation
 adjustment.............              (32,201)                --                   --
                                 ------------         -----------         ------------
Other comprehensive
 income (loss)..........               24,700             (73,551)                 --
                                 ------------         -----------         ------------
Balance at end of year..              (48,851)            (73,551)                 --
                                 ------------         -----------         ------------
Total stockholders'
 equity.................         $  2,898,089         $17,162,607         $  4,444,978
                                 ============         ===========         ============
Comprehensive loss
Net loss................         $(20,938,349)        $(6,231,648)        $(14,276,485)
Other comprehensive
 income (loss) per
 above..................               24,700             (73,551)                 --
                                 ------------         -----------         ------------
Total comprehensive
 loss...................         $(20,913,649)        $(6,305,199)        $(14,276,485)
                                 ============         ===========         ============

  The accompanying notes are an integral part of these consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

  The Ashton Technology Group, Inc. was formed as a Delaware corporation in February 1994. We are an eCommerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. Our focus is to develop and operate alternative trading systems, serving the needs of exchanges, institutional investors and broker-dealers in the U.S. and internationally. Our target customers are securities exchanges, institutions, money managers, broker-dealers, and other members of the professional investment community. Our goal is to enable these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and lower transaction fees.

  As of March 31, 2001, our operating subsidiaries and joint ventures included:

  . Universal Trading Technologies Corporation ("UTTC"), and its three subsidiaries, Croix Securities, Inc., REB Securities, Inc., and NextExchange, Inc.

  .  ATG Trading, LLC

  .  Ashton Technology Canada, Inc., and

  .  Kingsway-ATG Asia, Ltd. ("KAA").

  Electronic Market Center, Inc. (eMC) is also one of our majority-owned subsidiaries. On March 29, 2001, after being unable to find external funding or consummate a sale of eMC to a third party, its board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred an operating loss of $2,596,006 and a loss on the disposal of its operations of $3,145,926 in the year ended March 31, 2001. These losses are reflected as discontinued operations in our consolidated financial statements.

  Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. Gomez generated substantially all of our revenue for the fiscal years ended March 31, 2000 and 1999. We currently recognize no revenue from Gomez, and the carrying value of our Gomez equity investment is zero. The results of Gomez's operations are included in our consolidated financial statements for the year ended March 31, 1999 and the nine months ended December 31, 1999, and are classified as a separate segment.

  Effective September 15, 2000 we dissolved ATG International, Inc., which was then one of our wholly owned subsidiaries. Our international activities are now being conducted through Ashton Canada and KAA.

Basis of Presentation

  The accounts of each of our majority-owned subsidiaries, UTTC, ATG Trading, and Ashton Canada are consolidated with those of Ashton in our consolidated financial statements. We generally account for investments in businesses which we own between 20% and 50% using the equity method. Ashton's interests in KAA and Gomez are accounted for using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in "equity in loss of affiliates" in our consolidated statements of operations. Other investments in which our interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES realizable value. We assess the need to record impairment losses on investments and record such losses when the impairment is determined to be more than temporary in nature.

  The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation. All significant intercompany accounts and transactions are eliminated in consolidation.

Discontinued Operations

 Electronic Market Center

  We formed eMC as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. On April 18, 2000, eMC acquired 100% of the stock of E-Trustco.com Inc., a business-to-business electronic trust services company. As part of that transaction, Ashton's board of directors agreed to fund eMC's initial development efforts. E-Trustco's plan was to offer and outsource objective financial advisory services in the form of multi-manager wrap accounts through a state-chartered trust company using eMC's electronic distribution channel.

  During the year ended March 31, 2001, eMC was developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC's approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients.

  On August 9, 2000, eMC agreed to lend TeamVest, Inc., a Delaware corporation based in Charlotte, North Carolina, $2,000,000 under a convertible loan agreement. eMC, E-Trustco and TeamVest also entered into an operating agreement on that date. Under the operating agreement, eMC gained the right to access, distribute and rebrand TeamVest's electronic investment advice and Internet-based 401(k) investment advice programs, which eMC planned to offer as part of its global electronic distribution channel. The TeamVest loan and accrued interest were convertible into shares of TeamVest common stock at a conversion price of $2.553 at eMC's option at any time prior to December 31, 2000, or automatically, thirty days after all proceeds of the loan were drawn down and expended by TeamVest. On October 31, 2000, TeamVest created TeamVest Retirement Plan Services, LLC, a North Carolina limited liability company, to which it contributed its defined contribution services business. On November 30, 2000, the TeamVest loan, plus accrued interest, was converted into 796,352 shares of TeamVest, Inc. common stock. In addition, eMC received a 7.376% membership interest in TeamVest Retirement Plan Services, LLC.

  In March 2001, eMC completed its initial development phase. At that time, we conducted a review of current market conditions, eMC's strategy, and the resources and funding required to complete the development of eMC. Due to the lack of available external funding, and the overall market conditions which we believed would impact the demand for eMC's products and services, Ashton's board of directors determined not to provide any additional funding to eMC. After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC's board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

  The March 31, 2001 consolidated financial statements reflect eMC's operations as discontinued operations in accordance with APB Opinion No. 30-- Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We recorded a loss from discontinued operations totaling $2,596,006 for the year ended March 31, 2001 related to eMC. The loss is primarily salaries and benefits, and consulting fees for the people hired to develop the technology platform. We also recorded a loss on the

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES disposal of eMC, amounting to $3,145,926, including $63,423 in severance payments, and $3,082,503 in write-offs of eMC's assets. The write-offs include $2,033,088 related to eMC's investments in TeamVest, approximately $796,000 in system development costs, and approximately $254,000 related to software, computer equipment, prepayments and other assets. Also included in the March 31, 2001 consolidated balance sheet are eMC's net liabilities of $806,030, which generally consist of accounts payable and accrued expenses, none of which have been guaranteed by Ashton. eMC's board of directors is currently negotiating the settlement of these obligations.

 Computer Science Innovations, Inc.

  On November 4, 1997, Ashton sold its majority-owned subsidiary, Computer Science Innovations, Inc. ("CSI(R)"). CSI(R) was sold to a trust created by the CSI(R) leveraged ESOP for $1,723,000. We received $600,000 in cash, a $594,125 five-year 8 1/4% note, and the forgiveness of $528,875 due to CSI(R), which included $28,875 of accrued interest. As of March 31, 2001 and 2000, the outstanding balance of the note was $225,712 and $347,017, respectively.

Use of Estimates

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. See "Management's Discussion and Analysis--Additional Factors That Could Affect Future Results" in Item 7 of this Form 10-K for a discussion of some of the factors that could cause our actual results to differ from those estimates.

Reclassifications

  Certain reclassifications have been made in the consolidated financial statements to prior year amounts to conform to the current year's presentation.

Fair Value of Financial Instruments

  Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. The fair values of investment securities are based upon quoted market prices. Notes receivable are carried at a value that approximates fair value based upon the short period to maturity and the rates of return currently available for investments with similar terms and maturities. Our marketable securities are classified as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. Securities available for sale are recorded at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Other investments which are not classified as available for sale securities are carried at the lower of cost or net realizable value.

Revenue Recognition

  During the year ended March 31, 2001, our revenues consists of commissions from customers' use of our intelligent matching systems. We collect revenue for each side of a trade matched on eVWAP. We also generate commission revenue from our customers on a per transaction basis for all orders executed through Croix.

  Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis. eVWAP revenues are recorded net of amounts paid to the Philadelphia Stock Exchange pursuant to our September 1995 agreement. Under this agreement, the Philadelphia Stock Exchange employs the eVWAP on its

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES equity-trading floor in exchange for a portion of the revenues eVWAP generates. The Philadelphia Stock Exchange bills our customers for eVWAP trades, and remits the net payments to us. eVWAP fees paid to the Philadelphia Stock Exchange by Croix and ATG Trading and the related revenues are eliminated in consolidation.

  Gomez generated substantially all of the revenues in the years ended March 31, 2000 and 1999. Consulting revenues were recognized by Gomez when the services were completed and the client was billed for the services rendered. Subscription revenue was generated by Gomez from the sale of subscriptions to its website, and recorded ratably over the period of service. Lead generation and transaction-based revenues were generated by Gomez by facilitating contact between Gomez members and online businesses that contracted with Gomez. These revenues were recognized by Gomez upon the members' completion of a transaction, and only when there were no further conditions or obligations to the online business.

Cash and Cash Equivalents

  We consider all cash and highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

Accounts Receivable and Concentration of Credit Risk

  Accounts receivable and other current assets generally consist of prepaid expenses at March 31, 2001 and 2000. Accounts receivable included accrued interest of $68,377 at March 31, 2000 on the note receivable from The Dover Group, Inc. The note was repaid in November 2000. (See Related Party Transactions).

  In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect on our financial position. Additionally, it is our policy to review, as necessary, the credit worthiness of each counter party and customer.

Capitalized Software Development Costs

  In accordance with AICPA Statement of Position ("SOP) No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. During the year ended March 31, 2001, we capitalized $19,897 in costs for financial software developed for internal use, which we are amortizing over two years. Related to eMC, internal-use software costs of $795,767 were capitalized in the year ended March 31, 2001, however, these costs were entirely written off as a component of eMC's loss on disposal during the year.

  We account for the costs of software to be marketed in compliance with SFAS No. 86 (FAS 86), Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility of the product is obtained. Development costs incurred subsequent to technological feasibility are capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased or otherwise marketed. Amortization begins when the product is available for release to customers. We amortized software costs related to the eVWAP using the straight-line method over the estimated economic useful life of 18 months. Amortization of the eVWAP development costs

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES totaled $95,354 and $190,707 for the years ended March 31, 2000 and 1999, respectively. We have not capitalized software development costs in accordance with FAS 86 since the second quarter of fiscal 1999 when the technological feasibility of the eVWAP was obtained, and all such costs were expensed by December 31, 1999.

Property and Equipment

  Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the leasehold improvements.

Intangible Assets

  At March 31, 2000 intangible assets consisted of the fair market value of stock options issued to purchase the rights to the domain name www.vwap.com in March 1999. Amortization of intangible assets is provided on a straight-line basis over the estimated useful life of the asset, which was estimated at 18 months. Amortization expense of $19,521 and $39,042 was recognized during the years ended March 31, 2001 and 2000, respectively.

Net Loss per Share

  Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the years ended March 31, 2001, 2000 and 1999, because we have incurred net losses; therefore, the effect of the dilutive securities is anti-dilutive in those years.

Advertising Expenses

  All advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2001, 2000 and 1999 amounted to approximately $672,332, $79,700 and $385,992, respectively. Advertising is included in selling, general and administrative expense on the consolidated statements of operations.

UTTC Common Stock Reverse Split

  On April 7, 2000, the Board of Directors of UTTC approved a three-for-four reverse stock split, effective April 10, 2000. All references in the consolidated financial statements to UTTC common shares and common stock options have been adjusted retroactively for the split.

2. INVESTMENTS IN SUBSIDIARIES AND AFFILIATED COMPANIES

ATG Trading LLC

  On March 31, 2000, we agreed to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC, a proprietary trading firm and member of the Philadelphia Stock Exchange. As part of the agreement, we advanced $2,000,000 to Hudson Knights Securities, LLC under a revolving subordinated loan agreement. The proceeds of the loan were used to establish a trading account under our control to provide liquidity on a neutral basis to clients using eVWAP. The loan balance of $2,000,000 is reported as due from broker-dealer on the March 31, 2000 consolidated balance sheet. The net loss in the trading account for the period from April 1, 2000 through July 24, 2000 was allocated to Ashton through the reduction of the loan balance due from Hudson Knights Securities, LLC.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  On July 25, 2000, we completed the purchase of Hudson Knights Securities, LLC, and formed ATG Trading, LLC. Since the acquisition date, the results of ATG Trading are consolidated with those of Ashton. As a result, the revolving subordinated loan is eliminated in consolidation, and the balance in the trading account is included in cash and cash equivalents on the March 31, 2001 consolidated balance sheet. We issued 30,000 shares of our common stock to effect the acquisition and recorded a charge of $106,875 for the issuance of the shares.

Ashton Technology Canada, Inc.

  In December 1999, we entered into an agreement to create Ashton Canada to develop, market and operate intelligent matching, online transaction systems and distribution systems for seamless use by U.S. and Canadian financial intermediaries.

  On December 20, 1999, we funded Ashton Canada with $333,400 in cash for equity in the class A common shares, and agreed to provide an additional $666,600 as and when required, by way of either equity or debt. As of March 30, 2001, we have funded our $1,000,000 commitment in full to Ashton Canada. We own 51% of the voting equity of Ashton Canada. In connection with the agreement to form Ashton Canada, we issued a series K warrant to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants are exercisable for a period of two years beginning on June 4, 2000. On December 20, 2000, the series K warrant began vesting in quarterly installments of 125,000 shares, and will vest in full on September 30, 2001. During the year ended March 31, 2001, we recorded a dividend of $1,024,900 upon vesting of 250,000 of the series K warrants. The remaining series K warrants will be recorded as dividends when they vest during the fiscal year ending March 31, 2002.

  On June 8, 2000, Ashton Canada entered into an agreement with the Toronto Stock Exchange to market, deploy, and operate our proprietary eVWAP, as a facility of the Toronto Stock Exchange for Canadian securities. We expect eVWAP trading of Canadian securities to begin on the Toronto Stock Exchange during the fall of 2001.

Kingsway-ATG Asia, Ltd.

  On December 16, 1999, we finalized a joint venture agreement with Kingsway International to create KAA. On January 13, 2000, Ashton purchased 47,000,000 shares of KAA's voting common stock for $1,000,000 for a 47% interest in KAA. Because we own less than 50% of the equity of KAA, we account for our investment in KAA under the equity method. Our investment in KAA, originally recorded at cost, has been adjusted to recognize our share of KAA's net losses.

  We have been working with management of KAA to develop a plan for the deployment of our iMATCH System, including eVWAP, in the Hong Kong and Far East markets. The plan entails deployment of the iMATCH System technologies, products, and services to Hong Kong and the Far East, implementation of an anonymous securities clearing process in Hong Kong for eVWAP trades, cross-border settlement and clearing of eVWAP trades, and regulatory approval for the systems. We have held discussions with KAA and local regulators and exchange officials to implement the eVWAP as a facility of the Hong Kong Exchange and Clearing Limited. On June 14, 2001, KAA received approval of a dealer license from the Securities and Futures Commission of Hong Kong.

Gomez, Inc.

  Gomez, which was one of our majority-owned subsidiaries through December 1999, was our primary source of revenues since Gomez's inception in May 1997. In September 1999, Gomez commenced a private placement of its series C convertible preferred stock. As a result of Gomez's sale of a portion of its series C convertible

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES preferred stock on December 30, 1999, our ownership percentage in Gomez was reduced to below 50%. As of December 31, 1999, we began accounting for our investment in Gomez under the equity method of accounting due to the decrease in ownership our reduced representation on Gomez's board. As a result, we consolidated Gomez's operating results only through December 31, 1999. Pursuant to the equity method of accounting, the carrying amount of our remaining investment in Gomez was increased to zero. The increase of $5,568,475 was reported as a gain during the year ended March 31, 2000. We will not report any future losses of Gomez which would reduce the carrying amount to below zero. In the event Gomez has future earnings, we will recognize our share of those earnings only after they exceed our share of net losses not recognized.

  We also realized a gain of $2,550,000 during the year ended March 31, 2000 from the redemption of 500 shares of our Gomez series A preferred stock. As of March 31, 2001 and 2000, our investment in Gomez consists of 4,405 shares of Gomez series A preferred stock, which are convertible into 4,405,000 shares of Gomez common stock, and 216,805 shares of Gomez common stock (See "Related Party Transactions").

4. RECENT ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

  In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 100 Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101 Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB No. 100 became effective in November 1999 and SAB No. 101 is effective for periods beginning after March 15, 2000. The Company believes that the adoption of the guidance provided in SAB No. 100 and SAB No.101 did not have a material impact on its consolidated financial position or results of operations.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB's SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, extended the pronouncement's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133, which addressed several implementation issues that arose as a result of SFAS 133. The statement requires recognition of all derivatives on our balance sheet at their fair value. Derivatives which are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The impact of the adoption of SFAS 133, 137 and 138 on our financial position, results of operations and cash flows will depend on our financial position at the time and the nature and purpose of the derivative instruments if and when we elect to use derivatives, however the impact is not expected to be material.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

  Property and equipment, at cost, consist of the following as of March 31, 2001 and 2000:

                                                March 31,
                                         ------------------------    Estimated
                                            2001         2000       Useful Life
                                         -----------  -----------  -------------
   Office equipment..................... $   255,954  $   169,092    3 - 5 years
   Computer equipment...................   2,514,047    1,468,891        3 years
   Computer software....................     233,310          --         3 years
   Furniture and fixtures...............     708,208      270,045        7 years
   Leasehold improvements...............     381,648      122,154  Term of lease
                                         -----------  -----------
                                           4,093,167    2,030,182
   Less accumulated depreciation........  (1,774,087)  (1,085,890)
                                         -----------  -----------
     Property and equipment, net........ $ 2,319,080  $   944,292
                                         ===========  ===========

  Depreciation and amortization expense related to property and equipment for the years ended March 31, 2001, 2000 and 1999 was approximately $688,000, $677,000 and $477,000, respectively. Depreciation and amortization expense for the years ended March 31, 2000 and 1999 includes $334,171 and $89,679, respectively, of depreciation expense recorded on property and equipment of Gomez.

6. SECURITIES AVAILABLE FOR SALE AND OTHER INVESTMENTS

  As of March 31, 2001, our securities available for sale have maturities ranging from three to eight years. The balance of securities available for sale as of March 31, 2001 and 2000 consist of the following:

                                          2001                  2000
                                  --------------------- ---------------------
                                               Market                Market
                                     Cost      Value       Cost      Value
                                  ---------- ---------- ---------- ----------
   US government & government
    agency obligations........... $1,500,000 $1,483,350 $7,975,794 $7,919,360
   Corporate debt obligations....        --         --   2,003,977  1,986,860
                                  ---------- ---------- ---------- ----------
                                  $1,500,000 $1,483,350 $9,979,771 $9,906,220
                                  ========== ========== ========== ==========

  Gross unrealized losses on securities available for sale amounting to $16,650 and $73,551 at March 31, 2001 and 2000, respectively, have been excluded from earnings and included in accumulated other comprehensive loss, which is a component of stockholders' equity. The specific identification method is utilized in determining the cost of a security that has been sold. Realized gains and losses are included in other income (expense) on the consolidated statements of operations.

  On February 6, 2001, we made a $1,500,000 equity investment in JAGfn Broadband, LLC. JAGfn is a leading provider of internet-based financial news and information through its website, which offers subscribers access to timely financial data, reports, and commentary from industry analysts and other professionals. In October 2000, JAGfn began an advertising-based live webcasting service covering current financial news during the trading day. We expect to gain exposure to financial professionals for our eVWAP and other intelligent matching system products on the JAGfn website and webcasts as a result of this relationship. Our investment in JAGfn represents a 5% interest in the company. This investment is recorded at its cost on the consolidated balance sheet.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  In 1997, we entered into a strategic relationship with E.Com International, Inc. to support its goal of providing remote wireless access to its family of online transaction systems. We purchased E.Com common stock and warrants in a private placement for $105,000. In 1998, E.Com reported that it was exploring various alternative financing strategies, including private and public financing, selling assets and bank borrowings. We wrote off the investment during the year ended March 31, 1999. The loss is recorded as a component of other income (expense) in the March 31, 1999 consolidated statement of operations.

7. EXCHANGE MEMBERSHIPS

  We own three Philadelphia Stock Exchange memberships through ATG Trading, Croix and REB. In July 2000, we acquired Hudson Knights Securities, LLC, and renamed it ATG Trading, LLC. At the time of the acquisition, we purchased an exchange membership with options trading privileges for $90,000 in cash. In January 2000, Croix purchased a regular exchange membership for $69,752 in cash. In March 1999, we purchased a membership seat with options trading privileges for REB at a value of $196,900. We issued 100,000 restricted shares of common stock as consideration for the seat. All exchange memberships are recorded at cost and are evaluated periodically for impairment in value. If an other than temporary impairment is considered to have occurred, the membership will be recorded at a value that reflects our estimate of the impairment.

8. SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK

  On August 18, 1999, we completed a private placement for the sale of 20,000 shares of series F convertible preferred stock with a par value of $.01 and a stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of our common stock, for gross proceeds of $20,000,000. Each share of the series F preferred is convertible into a number of shares of our common stock based on a formula. The formula is the stated value of the series F preferred plus a premium of 9% per annum, divided by a conversion price. The conversion price is the lesser of $10.79 or the average of the five lowest closing bid prices of our common stock during the 22 trading days preceding conversion. Beginning on February 18, 2000, the series F preferred is not subject to a minimum conversion price, but may be redeemed at our option, if the market price of our common stock is below $7.35 on any conversion date. Since the series F preferred is also subject to redemption by the investor upon the occurrence of certain events which are outside of our control, it is classified as redeemable preferred stock instead of stockholders' equity.

  During the year ended March 31, 2001, 3,636 shares of the series F preferred were converted into 2,757,358 shares of our common stock, including 290,304 shares for the 9% premium, which we recorded as dividends. During the year ended March 31, 2000, 12,000 shares of the series F preferred were converted into 2,192,412 shares of our common stock, including 70,884 shares recorded as dividends. We also accrued dividends in arrears of $638,866 and $448,767 to reflect the 9% premium on the remaining series F preferred from the issue date through March 31, 2001 and 2000, respectively.

  The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. The fair value of the warrants, or $645,000, was recorded as a dividend in August 1999 at the time of issuance.

  On January 25, 2001, the series F preferred investors converted shares of the series F preferred stock into shares of our common stock, resulting in a "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred stock. A triggering event occurs when the number of shares of our common stock issued upon prior conversions of the series F preferred and exercise of the series F warrants, plus the number of shares of common stock issuable upon conversion of the remaining series F preferred and the series F warrants at the current conversion price, exceeds 19.99% of the total shares outstanding on August 18, 1999, the series F preferred issue date. As a result of the triggering event, the series F investor could seek redemption of the remaining 4,363 shares of the series F preferred.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  On July 13, 2001, the 4,363 shares of the Series F Preferred, plus accrued interest were exchanged for a convertible note with a principal amount of $5,111,526 maturing on August 18, 2003 (See "Subsequent Events").

9. STOCKHOLDERS' EQUITY

Increase in Authorized Common Stock

  On September 21, 2000, our stockholders voted to increase the authorized shares of our common stock from 60,000,000 to 100,000,000.

Equity Line of Credit Agreement

  We entered into an equity line of credit arrangement with Jameson Drive LLC on February 9, 2001. On April 5, 2001, we filed a registration statement on Form S-2 with the SEC to register shares of common stock underlying the equity line. On March 31, 2001, the SEC issued it views replacing Interpretation No. 4S in the March 1999 Supplement to the Division's Manual of Publicly Available Telephone Interpretations. Based on comments provided by the SEC and our discussions with SEC staff, we requested a withdrawal of the Form S-2 on June 19, 2001 to enable us to modify the terms of the equity line consistent with the views provided by the SEC. On July 13, 2001 we entered into an amended equity line agreement with Jameson (See "Subsequent Events").

CALP II Limited Partnership Common Stock Issue

  On February 5, 2001, we sold 1,333,333 shares of our common stock to CALP II Limited Partnership, for $1.50 per share, for an aggregate purchase price of $2,000,000 in a private placement. In May 2001, we registered the resale of the common stock sold under the Securities Act of 1933, on Form S-3. (See Commitments and Contingencies). The proceeds of the private placement were used to fund our investment in JAGfn, and for general corporate purposes at Ashton Canada.

UTTC Series TK Convertible Preferred Stock

  On June 4, 1999, UTTC completed a private placement with TK Holdings, Inc. of 145,700 shares of its series TK convertible preferred stock and series T warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share. Gross proceeds received by UTTC from the sale of the series TK preferred and the warrants amounted to $2,000,000. Between May 2001 and April 2004, each share of UTTC Series TK preferred stock is convertible into 7.5 shares of UTTC common stock.

  The series T warrants vest in quarterly installments beginning in June 2000 and ending in March 2002. The fair value of the warrants is being recorded as dividends over the vesting period. During the year ended March 31, 2001, we recorded dividends of $608,600 upon vesting of 100,000 of the series T warrants.

  On March 9, 2001, we issued 733,945 shares of our common stock with a value of $1,000,000 to TK Holdings in a private placement, in exchange for its 72,850 shares of UTTC series TK convertible preferred stock. The UTTC series TK preferred stock is presented as a minority interest on the consolidated balance sheet at its liquidation preference of $1,000,000 and $2,000,000 as of March 31, 2001 and 2000, respectively. As a result of the liquidation preference, the balance has not been reduced by any portion of UTTC's net losses.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

UTTC Series KW Convertible Preferred Stock

  On January 12, 2000, UTTC completed a private placement of 123,240 shares of its series KW convertible preferred stock, resulting in gross proceeds of $3,000,000. The series KW preferred has an aggregate liquidation value of $3,000,000. Upon the completion of an initial public offering of the common stock of UTTC or upon a change in control, and until December 2004, each share of series KW preferred is convertible into 7.5 shares of UTTC common stock. If UTTC has not completed an initial public offering by December 31, 2001, holders of the series KW preferred may exchange up to 41,080 shares, each for
3.477 shares of Ashton common stock, and up to 41,080 shares, at an exchange ratio equal to the liquidation value per share ($24.34275) divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. Additionally, we agreed that if, within thirty days of KAA completing an initial public offering of its securities, UTTC has not filed to register UTTC's common stock to engage in an underwritten initial public offering, the holders of the series KW preferred may then, and at any time thereafter for so long as UTTC has not filed to register its common stock in an initial public offering of its securities, exchange up to 41,080 shares of series KW preferred for shares of Ashton common stock at an exchange ratio equal to the liquidation value per share divided by the average closing price of the Ashton common stock for the twenty trading days preceding such conversion. The UTTC series KW preferred stock is presented as a minority interest on the March 31, 2001 and 2000 consolidated balance sheets at its liquidation preference of $3,000,000. As a result of the liquidation preference, the balance has not been reduced by any portion of UTTC's net losses.

Private Equity Agreement, Series D and E Preferred Stock

  On April 3, 1998 we entered into a private equity line of credit agreement, which provided for an aggregate commitment of $18,000,000, with a group of accredited investors. Under the agreement, the investors purchased three shares of our series D convertible preferred stock, with a liquidation preference of $1,000,000 per share, for an aggregate purchase price of $3,000,000. On July 15, 1998, the investors also purchased two shares of our series E convertible preferred stock with a liquidation preference of $1,000,000 per share for an aggregate purchase price of $2,000,000. The conversion price of the series D preferred was equal to 75% of the average closing bid price per share over the five days preceding the conversion date (the defined market price). The conversion price of the series E preferred was equal to 80% of the defined market price. Each share of the series D preferred and series E preferred (i) ranked pari passu with our other authorized preferred stock issuances, and (ii) was entitled to a cumulative dividend of 8% per annum on its respective liquidation preference. During the fiscal year ended March 31, 1999 all of the outstanding shares of the series D preferred were converted into 2,863,521 shares of common stock, and the shares of the series E preferred were converted into 1,567,058 shares of common stock.

  Also on April 3, 1998, the private equity investors received warrants to purchase up to an aggregate of 250,000 shares of common stock and on July 15, 1998, received additional warrants to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the warrants, or $230,800 was recorded as a dividend on the issue dates. The warrants, which were exercisable for a period of five years, were exercised in May 1999. As a result of the exercise, we received gross proceeds of $1,601,450 and issued 350,000 shares of common stock.

  Following the purchase of the series E preferred and subject to the satisfaction of certain other conditions, we were entitled to "put" to the private equity investors shares of our common stock for an aggregate price of $13,000,000. The put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven day period beginning three days before and ending three days after we gave notice of a Put. During the year ended March 31, 2000, we exercised four puts in the aggregate amount of $5,750,000, and issued 696,570 shares of common stock. During the fiscal year ended March 31, 1999, we exercised six puts in the

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES aggregate amount of $7,250,000, and issued 4,810,788 shares of common stock. The $13,000,000 commitment was fulfilled by the investors during the year ended March 31, 2000.

  In connection with the private equity line of credit agreement, we paid the placement agent a fee of $150,000 in cash, 0.15 shares of our series D preferred, a five-year warrant to purchase up to 190,000 shares of our common stock, 20,000 shares of our common stock, and attorneys' fees of $30,000. On July 15, 1998, we paid the placement agent $100,000 and 0.1 share of our series E preferred, and a warrant to purchase up to 60,000 shares of common stock. In addition, on the completion of each put, we paid the placement agent an amount equal to 5% of the proceeds. Payments of $287,500 and $362,500 were made in the years ended March 31, 2000 and 1999, respectively in connection with the agreement. Of the total 250,000 warrants issued to the placement agent in connection with the series D and E preferred, 30,000 were exercised in August 1999 for total proceeds of $137,400.

Series C Preferred Stock

  On January 27, 1998, we completed the sale to a group of foreign investors of 100,000 shares of series C convertible preferred stock, with a liquidation preference of $10.00 per share, for an aggregate purchase price of $1,000,000. Holders of shares of series C preferred had the right to convert each share into one share of Ashton common stock at the defined floating conversion price, which amounted to an average of $1.68 per share. The series C investors also received warrants to purchase an aggregate of 100,000 shares of our common stock at an average exercise price of $1.71 for a period of five years. We paid fees to the placement agent of the series C preferred as follows:
5,000 series C preferred shares, $50,000 in cash, and a warrant to purchase 100,000 shares of our common stock at $1.70. During the year ended March 31, 1998, 50,000 shares of the series C preferred were converted into 281,071 shares of common stock. In April 1998, the remainder of the shares series C preferred shares were converted into 314,342 shares of common stock. The 200,000 warrants issued in connection with the series C preferred were exercised in April and July 1999, resulting in proceeds to us of $342,568, and the issuance of 200,000 shares of common stock.

Series A and B Preferred Stock

  On September 18, 1997, we offered to certain investors (i) shares of our series A convertible PIK preferred stock (with a liquidation preference of $10.00 per share); (ii) shares of our series B convertible preferred stock (with a liquidation preference of $10.00 per share); and (iii) the opportunity to exchange up to $3,000,000 of convertible and non-convertible notes previously issued by UTTC for up to 300,000 shares of series B preferred. The series A preferred paid cumulative dividends semi-annually at an annual rate of $0.50 per share and was payable in cash or additional shares of series A preferred until February 15, 2000. Each holder of shares of series A preferred had the right to convert each share into: (i) ten shares of Ashton common stock; and (ii) one warrant to purchase 2.25 shares of UTTC common stock, with an exercise price of $1.00 per share, subject to adjustment. The series B preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. Each holder of series B preferred has the right to convert each share into: (i) six shares of Ashton common stock; and (ii) one warrant to purchase 1.5 shares of UTTC common stock, at an exercise price of $1.00 per share, subject to adjustment.

  We sold 250,000 shares of our series A preferred at $10.00 per share, and realized gross proceeds of $2,500,000. The Series A preferred offering closed on January 15, 1998. We closed the exchange offer transaction after receiving the tender of $2,975,000 of the UTTC notes, for which we issued 297,500 shares of series B preferred stock. We also sold 290,000 shares of our series B preferred stock at $10 per share during the years ended March 31, 1999 and 1998, realizing total gross proceeds of $2,900,000.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  We issued a total of 1,969 additional shares of series A preferred as PIK dividends during the year ended March 31, 1999, and paid cash dividends of $83,223 and $59,507 on the series A preferred during the years ended March 31, 2000 and 1999, respectively. We paid cash dividends of $58,877, $452,606 and $259,555 on the series B preferred during the years ended March 31, 2001, 2000 and 1999, respectively. As of March 31, 2001, 2000, and 1999, dividends in arrears included $5,122, $0, and $7,308, respectively, for the Series B Preferred.

  During the years ended March 31, 2000 and 1999, 125,219 and 126,750 shares of the series A preferred, respectively, were converted into a total of 2,518,440 shares of our common stock. By August 1999, all shares of the series A preferred stock had been converted into common stock. In the years ended March 31, 2001, 2000 and 1999, 20,000, 353,300 and 175,000 shares, respectively, of the series B preferred were converted into a total of 3,289,800 shares of common stock.

  During the years ended March 31, 1999 and 1998, we realized gross proceeds of $9,425,000 from the sale of the series A preferred, the series B preferred and the series C preferred. After deducting issue costs of approximately $1,445,000, we received net proceeds of $7,980,000.

Beneficial Conversion Feature of Preferred Stocks

  At the time of issuance, the series A, series B, series C, series D, and series E preferred stock was convertible at prices below the market value of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize that return. At March 31, 1999, the beneficial conversion feature amounted to $1,643,900, $2,695,436, $349,943, $1,180,549, and $607,087 for the series A preferred, series B preferred, series C preferred, series D preferred, and series E preferred, respectively. No additional beneficial conversion features were recognized in the years ending after March 31, 1999.

Deferred Consulting Expense

  In February 1998, we entered into a consulting agreement with Continental Capital & Equity Corporation. We issued 300,000 shares of common stock, with a fair value of $475,125, for promotional services provided by Continental through February 1999. During August 1998, the agreement was amended to reduce future payments and extend the original term of the February 1998 agreement. As a result of the amendment, we issued 250,000 additional shares of common stock, with a fair market value of $416,657. We recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity during the year ended March 31, 1999. The consulting cost was amortized over the revised one-year term of the agreement. During the years ended March 31, 2000 and 1999, non-cash compensation charges of $285,208 and $569,730, respectively, were recorded to amortize the deferred consulting expenses. The deferred consulting arrangement was fully amortized during the year ended March 31, 2000.

Underwriters' Warrants

  Warrants that were issued to the underwriters in our initial public offering in May 1996 were exercised on a cashless basis during June 1999, and we issued 100,555 shares of common stock.

Redeemable Common Stock Purchase Warrants

  We have registered an aggregate of 3,232,500 publicly tradable warrants. The holders of each of these warrants is entitled, upon payment of the exercise price of $5.85, to purchase one share of our common stock.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Unless previously redeemed, the warrants are exercisable at any time during the five-year period ending May 2, 2002, provided that a current prospectus relating to the underlying common stock is in effect and the shares are qualified for sale or exempt from qualification under applicable securities laws.

  On May 2, 1997, the warrants became redeemable by us at a price of $.25 per warrant, if the trading price for the common stock on The Nasdaq National Market is equal to or exceeds $6.75 per share (the redemptive trading price) for twenty consecutive trading days. We must give each warrant holder thirty days notice if we intend to redeem any or all of the warrants. If we give notice of our intention to redeem any of the warrants, the warrant holders' right to exercise their warrants will be forfeited unless they exercise them prior to the date on the notice of redemption. The decision to redeem the warrants is at the discretion of our board of directors. During the year ended March 31, 2000, 5,200 of the public warrants were exercised for proceeds to us of $30,420.

  In 2000, we solicited the consent of the redeemable common stock purchase warrant holders to amend the warrant agreement between us and our transfer agent to reduce the redemptive trading price of the warrants from $6.75 per share to $5.50 per share. The consent of holders of two-thirds of the redeemable common stock purchase warrants was required for the authorization and approval of the proposed amendment. On January 8, 2001, at the conclusion of the consent solicitation period, an insufficient number of consents were received from warrant holders to amend the warrant agreement.

Gomez Exchange Agreement

  On January 22, 1999, we entered into an exchange agreement with Gomez. Pursuant to the exchange agreement, we exchanged all of our Gomez common stock for 4,905 shares of Gomez series A preferred stock, each of which is convertible into 1,000 shares of Gomez common stock. Additionally, certain members of Gomez's management exchanged their options to purchase 2,000,000 shares of Gomez common stock for options to purchase 3,003,000 shares of Gomez common stock at $.011 per share, pursuant to the Gomez 1999 Long-Term Incentive Plan. Each of the options were granted at less than the deemed fair value at the date of grant. During the year ended March 31, 1999, we recognized a non-cash compensation charge of $4,864,860 to reflect the difference between the estimated fair market value of the vested Gomez stock options at the date of grant and the exercise price of those options.

10. RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

  We have utilized the Dover Group, Inc. for consulting services related to our financing and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. For the years ended March 31, 2001, 2000 and 1999, the Company paid consulting fees to Dover amounting to $75,000, $180,000 and $235,000, respectively. Effective September 1, 2000, Ashton and Mr. Rittereiser entered into an employment agreement, pursuant to which Mr. Rittereiser is compensated by Ashton and UTTC directly, and the consulting arrangement with Dover was terminated.

  On January 14, 1998, we entered into an agreement with Dover and Mr. Rittereiser, whereby they agreed to reimburse us for $413,980 in legal costs associated with a lawsuit brought by David N. Rosensaft against Ashton and UTTC, to the extent such costs were not covered by our directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC common stock as collateral in support of their agreement to pay the legal costs. On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft lawsuit in the amount of $1.2 million. We were previously dismissed as a party to the Rosensaft lawsuit. On April 7, 1998, our

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES board of directors, after due deliberation, concluded that Ashton and UTTC both derived mutual benefit from the Rosensaft settlement entered into by Dover and Mr. Rittereiser. Ashton's board resolved to fund one-third of the $1.2 million settlement amount, and, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, we loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their one-third portion of the Rosensaft settlement. In exchange for the loan, Dover initially pledged 300,000 shares of Ashton common stock which it owned.

  On April 3, 2000, our board of directors determined that it would not receive any payments from its insurance carrier in connection with the claim it filed for the Rosensaft lawsuit. At that time, the board resolved to accept from Dover and Mr. Rittereiser shares of Gomez common stock owned by Dover equivalent in value to the amounts due under the loan agreement and for the legal costs, or approximately $884,564, as full and complete satisfaction of the debts. On November 23, 2000, we agreed to accept 216,805 shares of Gomez common stock. The price of the Gomez stock was determined by our board based upon the price of the Gomez series D preferred stock issued in October 2000, discounted by 20% to reflect the liquidation preference and dividends applicable to the Gomez series D preferred.

  During the year ended March 31, 2001, we recorded other income of $413,980 for the reimbursement of legal costs. We recorded the amount as other income instead of a reduction to selling, general and administrative expenses because the legal costs that were reimbursed were originally paid by us during 1997. As a result of the acceptance of the Gomez common stock, we recorded an investment in Gomez equal to the value of the stock received, or $884,564. However, due to our equity method of accounting for Gomez, we recorded a corresponding loss in affiliates for the entire amount. We recorded the loss to reduce the carrying amount of the investment in Gomez by our share of Gomez's net losses to the extent of our investment balance, as required under the equity method of accounting. The loss in affiliates offsets the $413,980 of other income and the $470,584 reduction of the note receivable and related accrued interest.

  In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000. Morgan Stanley requested that we provide additional credit enhancements to secure the Rittereiser loan, in the form of a guarantee by Ashton. We agreed to guarantee the Rittereiser loan up to $500,000, on the condition that Mr. Rittereiser secure our guarantee with sufficient personal collateral pledged to us, and on the condition that the guarantee shall only extend until such time that Mr. Rittereiser either repays the Rittereiser loan or locates other collateral to substitute for our guarantee. Mr. Rittereiser agreed to secure our guarantee of the Rittereiser loan with a first lien on certain real estate that he owns, which is valued in excess of $500,000, and has agreed to repay the Rittereiser loan and/or locate substitute collateral for our guarantee within a reasonable period of time.

Adirondack Capital, LLC

  In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $120,000 in each of the years ended March 31, 2001, 2000 and 1999. We also paid Adirondack a fee of $75,000 in September 2000 to terminate a fee agreement for advisory services provided by Adirondack to eMC. In April 1999, Gomez paid a fee of $50,000 to Adirondack for its assistance in structuring the private placement of the Gomez series B preferred stock. We paid Adirondack $287,500 and $362,500 in the years ended March 31, 2000 and 1999, respectively, pursuant to the private equity line of credit agreement. Additionally, we paid Adirondack $300,000 (an amount equal to 5% of the proceeds from the sale of the series C preferred, the series D preferred and the series E preferred) and an option to purchase 600,000 shares of common stock at $1.875 per share. Effective April 1, 1999, Mr. Gothner also began receiving a monthly board retainer.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  In connection with the equity line of credit agreement with Jameson we executed in February 2001, we agreed to pay Adirondack 5% of the proceeds of each sale of our common stock to Jameson, and have issued 50,000 restricted shares of our common stock to Adirondack for its assistance in structuring the agreement. (See "Subsequent Events".)

Richard E. Butler

  In 1997, we retained Richard E. Butler, a member of our board of directors, to provide strategic marketing services. For the year ended March 31, 1999, we paid $90,000 in consulting fees to Richard Butler under that arrangement. Effective April 1, 1999, the arrangement was terminated, and Mr. Butler began receiving a monthly board retainer.

Wyndham Capital Corporation

  In 1997, we retained Wyndham Capital Corporation to provide investment banking and financial advisory services. Thomas G. Brown, a member of our board of directors, is the President and managing director of Wyndham. The Company paid $25,000 in consulting fees to Wyndham during the year ended March 31, 2000, and $60,000 in consulting fees and $120,000 pursuant to the sale of equity in the year ended March 31, 1999 under this agreement. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer.

Kronish, Lieb, Weiner & Hellman LLP

  Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a member of our board of directors, is a senior partner, acted as counsel to us in various matters since 1998. We paid aggregate fees of $65,071, $118,479 and $205,189 during the years ended March 31, 2001, 2000 and 1999, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services. Mr. Kronish also began receiving a monthly board retainer in September 2000, upon his election to the board.

11. STOCK OPTION PLANS

Ashton Stock Option Plans

  In July 1998, our board of directors adopted the 1998 Stock Incentive Plan. A total of 6,450,000 shares for which options may be granted were reserved pursuant to the 1998 Plan. In November 1998, our board of directors adopted the 1999 Stock Incentive Plan. A total of 2,550,000 shares for which options may be granted were reserved pursuant to the 1999 Plan. In September 2000, our stockholders approved the 2000 Incentive Plan. A total of 3,000,000 shares for which options may be granted were reserved pursuant to the 2000 Plan. Under the 1998 Plan, the 1999 Plan and the 2000 Plan, stock options have been granted to officers, directors, employees and others who provided services to us. In the aggregate, we have already granted options to purchase 9,625,000, shares of common stock under all three stock option plans, and options to purchase 291,250 shares under separate agreements. As of March 31, 2001, 32,500, 357,334, and 2,551,500 shares remain available for grant under the 1998 Plan, the 1999 Plan and the 2000 Plan, respectively.

  All Ashton stock options include provisions for: (i) forfeiture in the event the employee dies or ceases to be in the employment of Ashton or one of its subsidiaries during the first year of employment; and (ii) immediate vesting upon a merger, consolidation or change of control of the Company. In January 2000, we filed Forms S-8 to register 774,009 and 266,027 shares under the 1998 Plan and the 1999 Plan, respectively.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  A summary of the status of Ashton's stock options outstanding as of March 31, 2001, 2000 and 1999 is as follows:

                                March 31, 2001       March 31, 2000       March 31, 1999
                             -------------------- -------------------- --------------------
                                         Weighted             Weighted             Weighted
                                         Average              Average              Average
                               Options   Exercise   Options   Exercise   Options   Exercise
                             Outstanding  Price   Outstanding  Price   Outstanding  Price
                             ----------- -------- ----------- -------- ----------- --------
   Outstanding at beginning
    of year................   7,903,166   $3.15    7,682,500   $2.19    1,790,000   $2.99
   Cancelled during the
    year...................    (397,834)   5.25     (166,000)   3.93       (2,500)   1.88
   Exercised during the
    year...................    (147,955)   2.03     (761,584)   2.05          --      --
   Granted during the
    year...................   1,083,000    6.75    1,148,250    8.82    5,895,000    1.95
                              ---------   -----    ---------   -----    ---------   -----
   Outstanding at end of
    year...................   8,440,377   $3.53    7,903,166   $3.15    7,682,500   $2.19
                              =========   =====    =========   =====    =========   =====

  The following table summarizes information about Ashton's stock options outstanding and exercisable at March 31, 2001:

                                     Options Outstanding          Options Exercisable
                            ------------------------------------- --------------------
                                                         Weighted             Weighted
     Range of                           Weighted Average Average              Average
     Exercise                 Options      Remaining     Exercise   Options   Exercise
      Prices                Outstanding Contractual Life  Price   Exercisable  Price
     --------               ----------- ---------------- -------- ----------- --------
   $ 0.01 -  1.42..........     11,000     4.9 Years      $ 1.24         --       --
   $ 1.43 -  2.85..........  5,869,627     2.3 Years        1.89   5,697,127   $ 1.89
   $ 2.86 -  4.27..........    920,000     4.0 Years        3.64     430,000     3.71
   $ 4.28 -  5.70..........    187,500     4.0 Years        5.02      20,000     5.50
   $ 5.71 -  7.12..........     70,000     3.6 Years        6.33      14,000     6.33
   $ 7.13 -  8.55..........    175,000     3.6 Years        7.84      35,000     7.84
   $ 8.56 -  9.97..........    421,250     3.8 Years        9.55     117,250     9.29
   $ 9.98 - 11.40..........    686,000     4.1 Years       10.48     631,200    10.49
   $11.41 - 14.25..........    100,000     5.2 Years       14.25     100,000    14.25
                             ---------     ---------      ------   ---------   ------
                             8,440,377     2.8 Years      $ 3.53   7,044,577   $ 3.12
                             =========     =========      ======   =========   ======

  Stock options granted to non-employees generally vest immediately and have a maximum exercise term of five years. We recognize a non-cash compensation charge for options granted to non-employees in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. No Ashton stock options were granted to third parties during the year ended March 31, 2001. Non-cash compensation charges were recognized during the year ended March 31, 2001 related to the vesting of options that were issued during the year ended March 31, 2000, and which vested over a period of fifteen months. During the years ended March 31, 2001, 2000 and 1999, we recognized non-cash compensation expense of $38,552, $324,252 and $497,876, respectively, for Ashton options granted to non-employees.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

SFAS No. 123 Disclosures

  We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                    As Reported
                                       ----------------------------------------
                                            For the year ended March 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
     Net loss......................... $(20,938,349) $ (6,231,648) $(14,276,485)
     Loss per share................... $      (0.79) $      (0.32) $      (1.80)
                                       ============  ============  ============

                                                     Pro Forma
                                       ----------------------------------------
                                            For the year ended March 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
     Net loss......................... $(22,143,274) $(10,322,983) $(21,755,046)
     Loss per share................... $      (0.83) $      (0.48) $      (2.48)
                                       ============  ============  ============

  The fair value of Ashton options granted during the years ended March 31, 2001 and 2000 was $382,583 and $5,803,652, respectively. The assumptions we used to calculate the fair values of options issued to employees include: (i) a risk-free interest rate of 7.5%, (ii) an expected life of five years, (iii) expected stock volatility of 9%, and (iv) expected stock dividends of zero.

UTTC Stock Option Plan

  In October 1999, UTTC's board of directors adopted the 1999 UTTC Stock Option Plan, pursuant to which UTTC issued stock options to its employees and third parties. A summary of the status of the UTTC stock options outstanding as of March 31, 2001, 2000 and 1999 is as follows:

                                March 31, 2001       March 31, 2000       March 31, 1999
                             -------------------- -------------------- --------------------
                                         Weighted             Weighted             Weighted
                                         Average              Average              Average
                               Options   Exercise   Options   Exercise   Options   Exercise
                             Outstanding  Price   Outstanding  Price   Outstanding  Price
                             ----------- -------- ----------- -------- ----------- --------
   Outstanding at beginning
    of year................   6,678,188   $2.14    1,676,250   $1.45      300,000   $2.00
   Cancelled during the
    year...................    (758,250)   2.70          --      --           --      --
   Exercised during the
    year...................         --      --           --      --           --      --
   Granted during the
    year...................     789,813    2.95    5,001,938    2.37    1,376,250    1.33
                              ---------   -----    ---------   -----    ---------   -----
   Outstanding at end of
    year...................   6,709,751   $2.17    6,678,188   $2.14    1,676,250   $1.45
                              =========   =====    =========   =====    =========   =====

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  The following table summarizes information about UTTC stock options outstanding and exercisable at March 31, 2001:

                                       Options Outstanding          Options Exercisable
                              ------------------------------------- --------------------
                                                           Weighted             Weighted
                                          Weighted Average Average              Average
                                Options      Remaining     Exercise   Options   Exercise
   Range of Exercise Prices   Outstanding Contractual Life  Price   Exercisable  Price
   ------------------------   ----------- ---------------- -------- ----------- --------
   $1.33-1.50..............    1,380,000     2.2 years      $1.33      930,000   $1.33
   $2.00...................    3,958,500     3.6 years       2.00    1,031,000    2.00
   $3.50...................    1,371,251     4.0 years       3.49      199,000    3.46
                               ---------     ---------      -----    ---------   -----
                               6,709,751     3.4 years      $2.17    2,160,000   $1.85
                               =========     =========      =====    =========   =====

  UTTC stock options granted to non-employees generally vest immediately and have a maximum exercise term of five years. UTTC recognized a non-cash compensation charge for options granted to third parties in compliance with SFAS No. 123. No UTTC stock options were granted to non-employees during the year ended March 31, 2001. Non-cash compensation charges were recognized during the year ended March 31, 2001 related to the vesting of options that were issued during the year ended March 31, 2000, and which vested over a period of fifteen months. During the years ended March 31, 2001, 2000 and 1999, UTTC recognized non-cash compensation expense of $1,556, $27,117 and $0, respectively, for UTTC options granted to non-employees.

12. BENEFIT PLANS

  We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. Certain officers of Ashton serve as trustees of the plan. We may make discretionary contributions, however, we made no contributions during the years ended March 31, 2001, 2000 and 1999.

  We maintain life insurance policies on our key officers and employees in the aggregate amount of $15,000,000.

13. SEGMENT INFORMATION

  Ashton, UTTC and its subsidiaries, ATG Trading, Ashton Canada and KAA each contributes to our mission of developing and operating alternative trading systems to serve the needs of global exchanges, institutional investors and broker-dealers. These companies comprise the primary segment of our business, intelligent matching systems. This segment was previously reported as trading systems.

  eMC, previously a separate segment, is reflected separately as discontinued operations in our consolidated financial statements.

  Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. Gomez generated substantially all of our revenue for the fiscal years ended March 31, 2000 and 1999. The results of Gomez's operations are included in our consolidated financial statements for the year ended March 31, 1999 and the nine months ended December 31, 1999, and are classified as a separate segment.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     Year ended March 31,    Matching    Discontinued
             2001             Systems     Operations    Gomez        Total
     --------------------   -----------  ------------ ----------  -----------
   Revenues................     225,068          --          --       225,068
   Interest income.........   1,135,078          --          --     1,135,078
   Depreciation and
    amortization...........     700,484          --          --       700,484
   Non-cash compensation
    charges................      40,108          --          --        40,108
   Other income/expense....     300,809          --          --       300,809
   Loss on trading
    activities.............    (903,541)         --          --      (903,541)
   Equity in loss of
    affiliates.............  (1,963,976)         --          --    (1,963,976)
   Loss from continuing
    operations............. (15,196,417)         --          --   (15,196,417)
   Loss from discontinued
    operations of eMC......         --    (2,596,006)        --    (2,596,006)
   Loss from disposal of
    discontinued
    operations.............         --    (3,145,916)        --    (3,145,916)
   Current assets..........   8,498,268          --          --     8,498,268
   Total assets............  13,065,778          --          --    13,065,778
   Total stockholders'
    equity.................   2,898,089          --          --     2,898,089

     Year ended March 31,    Matching    Discontinued
             2000             Systems     Operations    Gomez        Total
     --------------------   -----------  ------------ ----------  -----------
   Revenues................      32,135          --    3,836,949    3,869,084
   Interest income.........   1,075,094          --       94,816    1,169,910
   Depreciation and
    amortization...........     381,785          --      334,171      715,956
   Non-cash compensation
    charges................     351,369          --          --       351,369
   Other income/expense....    (416,632)         --          --      (416,632)
   Equity in loss of
    affiliates.............      90,508          --          --        90,508
   Loss from continuing
    operations.............    (859,333)         --   (5,372,315)  (6,231,648)
   Current assets..........  27,839,570          --          --    27,839,570
   Total assets............  31,023,911          --          --    31,023,911
   Total stockholders'
    equity.................  17,162,607          --          --    17,162,607


     Year ended March 31,    Matching    Discontinued
             1999             Systems     Operations    Gomez        Total
     --------------------   -----------  ------------ ----------  -----------
   Revenues................         --           --    1,434,438    1,434,438
   Interest income.........     140,266          --        6,550      146,816
   Depreciation and
    amortization...........     425,564          --       89,676      515,240
   Non-cash compensation
    charges................   1,067,606          --    4,864,860    5,932,466
   Other income/expense....     133,222          --          --       133,222
   Loss from continuing
    operations.............  (8,433,564)         --   (5,842,921) (14,276,485)

14. INCOME TAXES

  We have net operating loss carryforwards at March 31, 2001 of approximately $50,178,000, which will expire between 2011 and 2021, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles and non-qualified options exceeds the basis for financial reporting purposes by approximately $8,532,000. The carryforwards and the temporary difference result in a deferred tax asset of approximately $23,938,000 and $16,819,000 at March 31, 2001 and 2000, respectively, for which we have has provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                   March 31, 2001 March 31, 2000
                                                   -------------- --------------
     Net operating loss carryforward..............  $20,071,000    $12,952,000
     Basis of intangible asset....................      540,000        540,000
     Grant of non-qualified options...............    3,327,000      3,327,000
     Valuation allowance..........................  (23,938,000)   (16,819,000)
                                                    -----------    -----------
       Deferred tax asset.........................  $       --     $       --
                                                    ===========    ===========

  The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

                                              Year ended March 31,
                                       -------------------------------------
                                          2001         2000         1999
                                       -----------  -----------  -----------
     Tax benefit computed at the
      federal statutory rate of 34%... $(7,119,000) $(2,119,000) $(4,854,000)
     Permanent difference:
      tax effect of Gomez.............         --    (3,586,000)         --
     Change in valuation allowance....   7,119,000    5,705,000    4,854,000
                                       -----------  -----------  -----------
                                       $       --   $       --   $       --
                                       ===========  ===========  ===========

  Ashton, UTTC, REB and Croix filed a consolidated federal income tax return for the years ended March 31, 2000 and 1999, and will file a consolidated federal income tax return for the year ended March 31, 2001 during fiscal 2002. Gomez and eMC file separate federal tax returns. In 1999, Ashton entered into an agreement with UTTC and its subsidiaries which provides that any member of the group, which has taxable income, must compensate any other member for the use of net operating losses and tax credits.

15. COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

Lease Commitments

  On December 23, 1999, we entered into a ten-year lease for approximately 11,000 square feet of office space in Philadelphia, Pennsylvania. This location is our corporate headquarters.

  We lease approximately 10,000 square feet of office space in Philadelphia, Pennsylvania pursuant to a lease expiring in May 2005. This location accommodates our technology group.

  The leases are subject to escalation for our share of increases in real estate taxes and other operating expenses. In addition, we lease office facilities in other cities on a month-to-month basis. Future minimum operating lease payments under those agreements are as follows:

         Year ending March 31,
           2002........................................ $  388,059
           2003........................................    393,975
           2004........................................    399,891
           2005........................................    405,807
           2006........................................    291,723
           Thereafter..................................  1,056,096
                                                        ----------
             Total..................................... $2,935,551
                                                        ==========

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  Rent expense for the years ended March 31, 2001, 2000 and 1999 totaled approximately $687,557, $493,993 and $265,000, respectively, including rent for the Gomez office location in Lincoln, Massachusetts through December 31, 1999.

Revolving Line of Credit Agreement

  In December, 1999, we entered into a $1,500,000 revolving line of credit agreement with Merrill Lynch Business Financial Services, Inc. Under the terms of the loan agreement, interest on outstanding balances is paid monthly at an annual rate equal to 2.65% plus the 30-Day Dealer Commercial Paper Rate as published by the Wall Street Journal. In March 2001, we reduced the line of credit agreement to $450,000. We pledged securities with market values of $675,000 and $2,561,649 at March 31, 2001 and 2000, respectively, as collateral for the line of credit. There was no outstanding balance under the agreement at March 31, 2001 or 2000.

Alliant Techsystems, Inc

  On October 22, 1997, we filed a complaint against Alliant Techsystems, Inc. in the Court of Common Pleas, County of Philadelphia, Pennsylvania for damages and Alliant's failure to perform its obligations under a contract with us. We also filed a second complaint against Alliant for breach of warranty for additional problems it encountered while testing the products Alliant produced under that contract. In November 1998 judgements were rendered in our favor and we recorded other income of $290,000 related to the settlement. The settlement resolved both of the complaints we filed against Alliant, and dismissed Alliant's counterclaims against us.

16. NET CAPITAL REQUIREMENTS

  As registered broker-dealers, Croix, REB and ATG Trading are subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

  Both Croix and REB are required to maintain minimum net capital of $5,000. ATG Trading is required to maintain minimum net capital of $100,000.

  As of March 31, 2001, Croix had net capital of $108,410, which exceeded minimum net capital requirements by $103,410, REB had net capital of $90,461, which exceeded minimum net capital requirements by $85,461 and ATG Trading had net capital of $712,505, which exceeded minimum net capital requirements by $612,505.

17. SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                           Quarter Ended
                          --------------------------------------------------
                                                     September
                           March 31    December 31      30         June 30
                          -----------  -----------  -----------  -----------
Year ended March 31,
 2001
Revenues................  $    90,580  $    50,593  $    37,778  $    46,117
Net loss from continuing
 operations.............   (4,897,227)  (5,288,311)  (4,096,608)  (3,180,833)
Net loss from
 discontinued
 operations.............     (954,494)    (837,020)    (517,792)    (286,700)
Loss on disposal of
 discontinued
 operations.............   (3,145,926)         --           --           --
Net loss per share from
 continuing operations
 per share from
 continuing operations..        (0.16)       (0.18)       (0.14)       (0.11)
Net loss per share from
 discontinued
 operations.............        (0.14)       (0.03)       (0.02)       (0.01)
Net loss per common
 share..................        (0.30)       (0.21)       (0.16)       (0.12)


              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                         Quarter Ended
                          ----------------------------------------------
                                       December   September
                           March 31       31          30       June 30
                          ----------  ----------  ----------  ----------
Year ended March 31,
 2000
Revenues................         518   2,012,693   1,057,508     798,365
Net income (loss) from
 continuing operations..     123,608   1,115,292  (4,695,074) (2,775,474)
Net income (loss) per
 share from continuing
 operations.............        0.00        0.03       (0.23)      (0.13)

Year ended March 31,
 1999
Revenues................     354,602     427,884     208,390     443,562
Net loss from continuing
 operations.............  (3,255,573) (1,978,003) (7,229,723) (1,813,186)
Net loss per share from
 continuing operations..       (0.48)      (0.20)      (0.99)      (0.13)

18. SUBSEQUENT EVENTS

Equity Line of Credit Agreement

  We entered into an equity line of credit arrangement with Jameson Drive LLC on February 9, 2001. On April 5, 2001, we filed a registration statement on Form S-2 with the SEC to register shares of common stock underlying the equity line. On March 31, 2001, the SEC issued it views replacing Interpretation No. 4S in the March 1999 Supplement to the Division's Manual of Publicly Available Telephone Interpretations. Based on comments provided by the SEC and our discussions with SEC staff, we requested a withdrawal of the Form S-2 on June 19, 2001 to enable us to modify the terms of the equity line consistent with the views provided by the SEC. On July 13, 2001 we entered into an amended equity line agreement with Jameson.

  The amended financing arrangement is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. During this period, we may, at our sole discretion, request a draw on the equity line by selling our common stock to Jameson. Jameson will be obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares we sell to Jameson is not fixed, but will be based on a formula that is tied to the market price of our common stock at the time of the sale. The shares that we sell to Jameson will be at a 10% discount to the average of the three lowest closing bid prices of our common stock for the 20 trading days prior to the date of the sale. The minimum amount that we can draw at any one time is $100,000. The maximum amount that we can sell at any one time cannot be more than $1,000,000. The maximum amount that we can sell over the 24-month term of the agreement is $15 million, and we are committed to drawing a minimum of $2.5 million.

  Generally, we must wait twenty trading days between draws on the equity line. Unless Jameson agrees, we may not deliver a notice to sell to Jameson if following the purchase of our common stock at any one time, Jameson or its affiliates would beneficially own more than 9.99% of our common stock then outstanding. Also, we may not sell our common stock to Jameson without stockholder approval if the result would be that the number of shares issued, when aggregated with all previously issued shares, would exceed 19.99% of our common stock then outstanding. The following are some of the conditions that we must meet before Jameson is obligated to buy our shares:

  . a registration statement covering the resale of the shares purchased by Jameson must be declared effective by the SEC and remain effective;

  . our representations and warranties given to Jameson must be true and correct, and we must comply with the provisions of the agreement with Jameson;

  . our common stock must remain traded on the Nasdaq National Market, Nasdaq Small Cap Market, American Stock Exchange, New York Stock Exchange or OTC Bulletin Board.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  There is no guarantee that we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement, or that we will be able to draw on any portion of the $15 million equity line. We have not drawn any funds or issued any shares under the equity line agreement to date.

  Jameson also received a five-year warrant to purchase 1,506,024 shares of common stock at an exercise price of $1.02.

  Because there is no way to determine how many shares, if any, we will eventually sell and issue to Jameson, and because the rules of the Nasdaq National Market require that we obtain stockholder approval prior to issuing 20% or more of the shares of common stock outstanding, we will seek our stockholders' approval to issue the necessary number of shares, should the need arise. If we do not receive stockholder approval, we may nonetheless issue shares up to such 20% amount under the equity line agreement, which currently would amount to approximately $4 million.

  We project that as a result of the equity line and our ability to require additional purchases of our common stock for up to approximately $4 million, without obtaining stockholder approval, we will have sufficient financial resources to enable us to continue to operate for the next 12 months.

Related Party Transaction

  In connection with the amended equity line agreement executed on July 13, 2001, Adirondack agreed to return the 50,000 restricted shares it received for its assistance in structuring the original agreement. Adirondack will not be paid any fees in connection with either the original or the amended equity line agreement.

Series F Preferred Stock

  As of January 25, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equals 19.99% of the common stock outstanding on the issue date of the series F preferred, and is the maximum number of shares we can issue to the series F investor without obtaining stockholder approval under the Nasdaq 20% limitation. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor could seek redemption of the remaining 4,363 shares of series F preferred.

  As a result of the triggering event, we are required to seek stockholder approval to issue additional shares to the series F investor as soon as practicable. On July 13, 2001, the 4,363 shares of the series F preferred, plus accrued premium, were exchanged for a convertible note with a principal amount of $5,111,526, maturing on August 18, 2003.

  The following are some of the terms of the convertible note:

  . The principal amount of the note represents the par value of the series F preferred stock of $4,363,717 plus accrued premium of $747,809.

  . Interest on the note is 9% per year, the same rate as the premium on the series F preferred stock.

  . The note is convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceding conversion and $1.00 per share.

  . The note cannot be converted into common stock until our stockholders approve exceeding the Nasdaq 20% limitation with respect to the series F preferred financing.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

  . We have agreed to file a registration statement on Form S-3 to register shares of common stock underlying the note.

  .  The note is secured certain of our intellectual property.

  Should our stockholders fail to approve the issuance of additional shares to the series F investor, we would be unable to issue a sufficient number of shares of common stock to meet our obligations of the note. In that event, the note would have a maturity of April 1, 2002.

Potential Violation of the Securities Act of 1933

  Following the sale of 2,067,278 shares of our common stock by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X of the Securities and Exchange Commission. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-2. Thus, the prospectus used by the selling stockholders did not meet the requirements of, and the sale of the shares was not properly registered pursuant to the Securities Act of 1933. Consequently, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the date of their respective purchases of common stock, to recover from us (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. These refunds or damages could total up to approximately $2.1 million, plus interest, in the event that investors suffer a total loss of their investment during this period and seek refunds or damages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit #                             Description*
 ---------                             ------------
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

  3        Certificate of Incorporation of Ashton filed February 16, 1994.(1)

  3.1      Certificate of Amendment of Ashton filed October 27, 1995.(1)

  3.1A     Certificate of Amendment of Ashton filed December 7, 1995.(1)

  3.2      Certificate of Amendment of Ashton filed February 1996.(1)

  3.2A     Certificate of Amendment of Ashton filed October 17, 2000.

  3.3      The Ashton Technology Group, Inc. Bylaws, as Amended and Restated
           June 20, 2000.

  3.7      Certificate of Designation for Series B Convertible Preferred
           Stock.(2)

  3.11     Certificate of Correction to Certificate of Designation of
           Preferences and Rights of the Series A Cumulative PIK Preferred
           Stock. (6)

  3.12     Certificate of Correction to Certificate of Designation of
           Preferences and Rights of the Series B Cumulative Preferred
           Stock.(6)

  3.13     Certificate of Increase to Authorized Number of Shares of Series B
           Cumulative Preferred Stock.(6)

  3.14     Certificate of Retirement of Series A Cumulative PIK Preferred
           Stock, Certificate of Retirement of Series C Cumulative Preferred
           Stock, Certificate of Retirement of Series D Cumulative Preferred
           Stock, and Certificate of Retirement of Series E Cumulative
           Preferred Stock.(6)

  3.15     Certificate of Designation for UTTC(TM)Series TK Convertible
           Preferred Stock.(7)

  3.16     UTTC(TM) Certificate of Designation for Series KW Convertible
           Preferred Stock.(13)

  3.17     Operating Agreement between and among ATG Trading, LLC, The Ashton
           Technology Group, Inc. and Thomas L. Rittereiser dated as of August
           21, 2000.(11)

  4        Specimen of Common Stock.(1)

  4.1      Form of Representative's Warrant Agreement (including Specimen of
           Redeemable Common Stock Purchase Warrant).(1)

  4.2      Form of Warrant Agreement (including Specimen of Redeemable Common
           Stock Purchase Warrant).(1)

  4.3      Certificate of Designations, Preferences, and Rights of Series F
           Convertible Preferred Stock.(8)

  4.4      Series F Preferred Stock Purchase Warrant.(8)

 10 Agreement, dated as of September 18, 1995, between UTTC(TM) and the Philadelphia Stock Exchange.(1)

 10.25     Employment Agreement, dated as of July 13, 1998, between Arthur J.
           Bacci and Ashton.(3)

 10.31     Second Addendum to Employment Agreement, dated as of June 24, 1999 between Fred S. Weingard, Ashton and UTTC(TM).(4)

 10.32     Executive Deferred Compensation Plan Agreement dated July 1, 1999 and Form of Split Dollar Insurance Agreement.(4)

 10.33     Agreement between Ashton and Robert Eprile dated June 29, 1999.(5)

 10.34     Severance Agreement between Ashton and John A. Blohm, dated
           September 22, 1999.(6)

 10.35 Stock Purchase Agreement between TK Holdings, Inc. and UTTC(TM), dated as of June 4, 1999.(7)


 Exhibit #                             Description*
 ---------                             ------------
 10.36     Joint Venture Agreement by and between The Ashton Technology Group,
           Inc. and Kingsway Electronic Services, Ltd. dated as of December 16,
           1999.(7)

 10.37     Unanimous Shareholder Agreement between The Ashton Technology Group,
           Inc., 3690822 Canada, Inc. and Ashton Technology Canada, Inc. dated as of December 20, 1999.(7)

 10.38     Amended Stockholders Agreement of Gomez Advisors, Inc. dated as of
           December 30, 1999.(7)

 10.39     Tax Allocation Agreement by and among The Ashton Technology Group,
           Inc. and UTTC(TM) dated as of October 27, 1999.(7)

 10.40     Management Services Agreement between The Ashton Technology Group,
           Inc. and UTTC(TM) dated as of October 27, 1999.(7)

 10.41     Form of Stock Purchase K Warrants.(7)

 10.42     Stock Purchase Agreement between Kingsway, UTTC(TM) and The Ashton
           Technology Group, Inc.(13)

 10.43     Lease Agreement between UTTC(TM) and Federal National Mortgage
           Association for 1900 Market St., Philadelphia, PA.(13)

 10.44     Lease Agreement between The Ashton Technology Group, Inc. and Eleven
           Colonial Penn Plaza Associates for 11 Penn Center, Philadelphia,
           PA.(13)

 10.45     Employment Agreement between and among Matthew Saltzman, The Ashton
           Technology Group, Inc., and Electronic Market Center, Inc. and
           UTTC(TM).(9)

 10.46     Stockholders Agreement of Electronic Market Center, Inc.(9)

 10.47     Stock Exchange and Acquisition Agreement between and among
           Electronic Market Center, Inc., The Ashton Technology Group, Inc.,
           E-Trustco.com Inc., Matthew Saltzman and Allen Whitehead.(9)

 10.48     Securities Purchase Agreement dated as of August 18, 1999 between
           The Ashton Technology Group, Inc. and RGC International Investors,
           LDC.(8)

 10.49     Registration Rights Agreement dated as of August 18, 1999 between
           The Ashton Technology Group, Inc. and RGC International Investors,
           LDC.(8)

 10.50     Toronto Stock Exchange Integration Agreement(13)

 10.51 Employment Agreement, effective as of September 1, 2000, by and between The Ashton Technology Group, Inc., Universal Trading
           Technologies Corporation and Frederic W. Rittereiser.(10)

 10.52     Convertible Loan Agreement between and among TeamVest, Inc. and
           Electronic Market Center, Inc. dated as of August 9, 2000.(11)

 10.53     TeamVest, Inc. Convertible Promissory Note dated as of August 9,
           2000.(11)

 10.54     Operating Agreement between and among TeamVest, Inc., Electronic
           Market Center, Inc. and E-Trustco.com, Inc. dated as of August 9,
           2000.(11)

 10.55     Lease Agreement between The Ashton Technology Group, Inc. and
           Electronic Data Systems dated as of August 1, 2000.(11)

 10.56     Confirmatory Agreement between The Ashton Technology Group, Inc. and
           Electronic Market Center, Inc., dated as of August 1, 2000.(11)

 10.57     Memorandum of Understanding between The Ashton Technology Group,
           Inc. and K. Ivan F. Gothner dated May 2, 1997.(11)

 10.60 Common Stock Purchase Agreement, dated as of February 5, 2001, between The Ashton Technology Group, Inc. and CALP II Limited
           Partnership.(12)

 21        Subsidiaries of Ashton.

 23        Independent Auditor's Consent

--------
 *   Incorporated by reference as indicated in the applicable footnote.
 (1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-1182.
 (2) Incorporated by reference to Form 10-KSB, for the period ended March 31, 1998.
 (3) Incorporated by reference to Form 10-QSB, for the period ended June 30,
     1998.
 (4) Incorporated by reference to Form 10-KSB, for the period ended March 31,
     1999
 (5) Incorporated by reference to Form 10-Q, for the period ended June 30, 1999.
 (6) Incorporated by reference to Form 10-Q, for the period ended September 30, 1999.
 (7) Incorporated by reference to Form 10-Q, for the period ended December 31, 1999.
 (8)Incorporated by reference to Form 8-K, dated August 24, 1999.
 (9)Incorporated by reference to Form 8-K, dated April 26, 2000.
(10)Incorporated by reference to Form 10-Q, for the period ended June 30, 2000.
(11)Incorporated by reference to Form 10-Q, for the period ended September 30, 2000.
(12)Incorporated by reference to Form S-3, dated May 22, 2001.
(13)Incorporated by reference to Form 10-K, for the period ended March 31, 2000

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 16, 2001.

                                          The Ashton Technology Group, Inc.

                                               /s/ Fredric W. Rittereiser
                                          By: _________________________________
                                                   Fredric W. Rittereiser
                                                  Chief Executive Officer

                                                /s/ Jennifer L. Andrews
                                          By: _________________________________
                                                    Jennifer L. Andrews
                                              Senior Vice President and Chief
                                                Financial Officer (Principal
                                              Financial Officer and Principal
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Fredric W. Rittereiser         Director and Chief            July 16, 2001
______________________________________  Executive Officer
        Fredric W. Rittereiser          (Principal Executive
                                        Officer)

       /s/ Arthur J. Bacci             Director, President and       July 16, 2001
______________________________________  Chief Operating Officer
           Arthur J. Bacci

       /s/ Fred S. Weingard            Director and Executive        July 16, 2001
______________________________________  Vice President
           Fred S. Weingard

     /s/ William W. Uchimoto           Director and Executive        July 16, 2001
______________________________________  Vice President
         William W. Uchimoto

      /s/ K. Ivan F. Gothner           Director                      July 16, 2001
______________________________________
          K. Ivan F. Gothner

      /s/ Richard E. Butler            Director                      July 16, 2001
______________________________________
            Richard Butler

       /s/ Thomas G. Brown             Director                      July 16, 2001
______________________________________
           Thomas G. Brown

       /s/ Herbert Kronish             Director                      July 16, 2001
______________________________________
           Herbert Kronish