Form 10-Q
period 2001-06-30
ASHTON TECHNOLOGY GROUP INC
filed 2001-07-30
CIK 1003740

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 2001

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ____ to _____

                                  ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

        Common Stock $.01 par value                       33,178,830
             (Title of Class)                         (No. of shares as
                                                       of July 24, 2001)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE
Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 2001 and March 31, 2001....................................    4

           Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2001 and 2000.................................................    5

           Consolidated Statements of Cash Flows -
           For the Three Months Ended June 30, 2001 and 2000.................................................    6

           Notes to Consolidated Financial Statements........................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................................................   14

        Additional Factors that may Affect Future Results....................................................   18

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................................   27


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...................................................................................   27

Item 2. Changes in Securities and Use of Proceeds ...........................................................   28

Item 3. Defaults Upon Senior Securities .....................................................................   28

Item 4. Submission of Matters to a Vote of Security Holders .................................................   28

Item 5. Other Information ...................................................................................   28

Item 6. Exhibits and Reports on Form 8-K.....................................................................   28

Signatures ..................................................................................................   29

                        PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: availability, terms and deployment of capital; our ability to successfully operate and obtain sustained liquidity in our eVWAP(TM) and other trading systems; our ability to develop the iMATCH(TM) System and other intended products; fluctuations in securities trading volumes, prices or liquidity; changes in foreign markets, namely, Canada and Hong Kong; our dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability of qualified personnel; changes in government regulation; potential liability under the Securities Act of 1933; general economic and business conditions; and other factors referred to in this Form 10-
Q. For a discussion of certain factors that might cause our performance to differ from expected results, see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and our other periodic reports and registration statements filed with the Securities Exchange Commission (the "SEC" or "Commission").

         In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or other forms of or the negative of those terms or other comparable terms.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not have a duty to update any of the forward-looking statements after the date of this Form 10-Q.

ITEM 1.                      FINANCIAL STATEMENTS

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                    June 30,          March 31,
                                                                                                      2001              2001
                                                                                                  (Unaudited)        (Audited)
                                                                                                ---------------    --------------
  Assets

  Cash and cash equivalents ..............................................................        $  2,888,247       $  6,028,883
  Securities available-for-sale ..........................................................             984,300          1,483,350
  Accounts receivable and other current assets ...........................................             374,022            854,335
  Current portion of notes receivable ....................................................             145,220            131,700
                                                                                                  ------------       ------------
           Total current assets ..........................................................           4,391,789          8,498,268

  Notes receivable, net of current portion ...............................................              48,575             94,012
  Property and equipment, net of accumulated depreciation ................................           2,184,096          2,319,080
  Exchange memberships ...................................................................             356,652            356,652
  Investments in and advances to affiliates ..............................................             148,106            141,144
  Other investments ......................................................................           1,500,000          1,500,000
  Other assets ...........................................................................             156,622            156,622
                                                                                                  ------------       ------------
       Total assets ......................................................................        $  8,785,840       $ 13,065,778
                                                                                                  ============       ============

  Liabilities and Stockholders' Equity

  Accounts payable and accrued expenses ..................................................        $    779,437       $    979,504
  Net liabilities of discontinued operations .............................................             726,821            806,030
  Other liabilities ......................................................................              25,075             18,438
                                                                                                  ------------       ------------
       Total liabilities .................................................................           1,531,333          1,803,972

  Minority Interest ......................................................................           4,000,000          4,000,000

  Commitments and contingencies

  Series F redeemable convertible preferred stock $0.01 par value -
  (redemption value equals $8,414,661); shares authorized: 20,000; shares
  issued and outstanding: 4,363 ..........................................................           4,363,717          4,363,717

  Preferred Stock - shares authorized: 3,000,000
     250,000 shares designated as Series A; shares issued and outstanding: none ..........                  --                 --
     590,000 shares designated as Series B - (liquidation preference equals
        $442,000); shares issued and outstanding; 44,200 .................................             442,000            442,000
  Common stock - par value: $.01; shares authorized: 100,000,000;
     Shares issued and outstanding;  33,178,830 and 33,228,830 ...........................             331,788            332,288
  Additional paid-in capital .............................................................          74,081,041         73,358,849
  Accumulated deficit ....................................................................         (75,938,851)       (71,186,197)
  Accumulated other comprehensive loss ...................................................             (25,188)           (48,851)
                                                                                                  ------------       ------------
       Total stockholders' (deficiency) equity ...........................................          (1,109,210)         2,898,089
                                                                                                  ------------       ------------
       Total liabilities and stockholders' (deficiency) equity ...........................        $  8,785,840       $ 13,065,778
                                                                                                  ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                   Three Months Ended June 30,
                                                                                               -----------------------------------
                                                                                                     2001                2000
                                                                                               ----------------     --------------
Revenues................................................................................         $    205,738        $     46,117
                                                                                                 ------------        ------------

Expenses:
   Salaries and employee benefits.......................................................            1,557,662           1,224,489
   Professional fees....................................................................              793,265             468,925
   Brokerage, clearing and exchange fees................................................              533,503             160,145
   Depreciation and amortization........................................................              249,905             118,666
   Non-cash compensation charges........................................................                   --              10,027
   Loss on trading activities...........................................................              271,517             224,237
   Selling, general and administrative..................................................              827,315             850,813
                                                                                                 ------------        ------------
         Total costs and expenses.......................................................            4,233,167           3,057,302
                                                                                                 ------------        ------------

   Loss from operations.................................................................           (4,027,429)         (3,011,185)
                                                                                                 ------------        ------------

   Interest income......................................................................               63,987             395,833
   Interest expense.....................................................................                   --              (7,122)
   Equity in loss of affiliates.........................................................              (11,095)           (204,987)
                                                                                                 ------------        ------------

Net loss from continuing operations.....................................................         $ (3,974,537)       $ (2,827,461)
                                                                                                 ============        ============
   Loss from discontinued operations of eMC.............................................                 (889)           (286,701)
                                                                                                 ------------        ------------

Net loss................................................................................         $ (3,975,426)       $ (3,114,162)
                                                                                                 ============        ============

Dividends attributed to preferred stock.................................................             (664,600)           (152,150)
Dividends in arrears on preferred stock.................................................             (112,628)           (201,221)
                                                                                                 ------------        ------------
Net loss applicable to common stock.....................................................         $ (4,752,654)       $ (3,467,533)
                                                                                                 ============        ============
Basic and diluted net loss per common share from continuing operations..................         $      (0.14)       $      (0.11)

Basic and diluted net loss per common share from discontinued operations................         $         --        $      (0.01)
                                                                                                 ------------        ------------

Basic and diluted net loss per common share.............................................         $      (0.14)       $      (0.12)
                                                                                                 ============        ============
Weighted average number of common shares outstanding, basic and diluted.................           33,227,145          28,172,767
                                                                                                 ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                    Three Months Ended June 30,
                                                                                               ------------------------------------
                                                                                                     2001                2000
                                                                                               ----------------    ----------------
Cash Flows from Operating Activities

Net loss from continuing operations ......................................................        $ (3,974,537)       $ (2,827,461)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................................             249,905             113,486
   Non-cash compensation charge for stock options ........................................                  --              10,027
   Equity in loss of affiliates ..........................................................              11,095             204,987
Changes in operating assets and liabilities
   Accounts receivable and prepayments ...................................................             480,313              49,889
   Advances to affiliates ................................................................             (18,057)                 --
   Due from broker-dealer ................................................................                  --             353,351
   Other assets ..........................................................................                  --            (133,420)
   Accounts payable and accrued expenses .................................................            (214,778)           (186,434)
   Other liabilities......................................................................               6,637                  --
                                                                                                  ------------        ------------
         Net cash used in continuing operations ..........................................          (3,459,422)         (2,415,575)
         Net cash used in discontinued operations ........................................             (80,098)           (286,005)
                                                                                                  ------------        ------------
         Net cash used in operating activities ...........................................          (3,539,520)         (2,701,580)
                                                                                                  ------------        ------------

Cash Flows from Investing Activities

   Purchases of property and equipment ...................................................            (114,921)           (185,090)
   Proceeds from maturity of securities available-for-sale ...............................             500,000                  --
   Cash received from notes receivable ...................................................              31,917              29,398
                                                                                                  ------------        ------------
         Net cash provided by (used in) investing activities .............................             416,996            (155,692)
                                                                                                  ------------        ------------

Cash Flows from Financing Activities

   Line of credit borrowings .............................................................                  --           2,081,702
   Line of credit repayments .............................................................                  --          (2,081,702)
   Issuance costs related to equity financing ............................................             (40,825)                 --
   Proceeds from exercise of stock options ...............................................                  --              46,875
   Proceeds from issuance of stock by subsidiaries .......................................                  --              14,500
                                                                                                  ------------        ------------
         Net cash (used in) provided by financing activities .............................             (40,825)             61,375
                                                                                                  ------------        ------------

Foreign currency translation adjustment ..................................................              22,713              (7,017)
                                                                                                  ------------        ------------

Net decrease in cash and cash equivalents ................................................          (3,140,636)         (2,802,914)
Cash and cash equivalents, beginning of period ...........................................           6,028,883          15,365,439
                                                                                                  ------------        ------------
Cash and cash equivalents, end of period .................................................        $  2,888,247        $ 12,562,525
                                                                                                  ============        ============

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest .............................................        $         --        $      7,122
                                                                                                  ============        ============
    Non-cash and accrued dividends on preferred stock ....................................        $    777,228        $    353,371
                                                                                                  ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. Certain amounts in prior periods have been reclassified for comparative purposes.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

     As of June 30, 2001, our operating subsidiaries and joint ventures included:

     . Universal Trading Technologies Corporation ("UTTC"), and its three subsidiaries, Croix Securities, Inc., REB Securities, Inc., and NextExchange, Inc.
     .    ATG Trading, LLC
     .    Ashton Technology Canada, Inc. ("Ashton Canada"), and
     .    Kingsway-ATG Asia, Ltd. ("KAA").

     Electronic Market Center, Inc. ("eMC") is also one of our majority-owned subsidiaries. On March 29, 2001, after being unable to find external funding or consummate a sale of eMC to a third party, its board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred an operating loss of $889 in the three months ended June 30, 2001. In accordance with APB Opinion No. 30 - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, eMC's results of operations have been reclassified as discontinued operations for all periods presented.

     Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. We have not recognized any revenue from Gomez since our fiscal year ended March 31, 2000, and the carrying value of our Gomez equity investment is zero.

     The accounts of each of our majority-owned subsidiaries, UTTC, ATG Trading, and Ashton Canada are consolidated with those of Ashton in our consolidated financial statements. We generally account for investments in businesses of which we own between 20% and 50% of the outstanding equity using the equity method. Ashton's interests in KAA and Gomez are accounted for using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in "equity in loss of affiliates" in our consolidated statements of operations. Other investments in which our interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value. We assess the need to record impairment losses on investments and record such losses when the impairment is determined to be more than temporary in nature.

     The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On August 18, 1999, we completed a private placement of 20,000 shares of series F convertible preferred stock, par value of $.01 and stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of our common stock, for gross proceeds of $20,000,000. The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. During the three-month periods ended June 30, 2001 and 2000, there were no conversions of series F preferred stock. We accrued dividends in arrears of $736,781 and $628,274 to reflect the 9% premium on the remaining series F preferred stock from the issue date through June 30, 2001 and 2000, respectively. There were 4,363 shares of series F preferred stock outstanding as of June 30, 2001.

     Each share of the series F preferred was convertible into a number of shares of our common stock based on a formula. The formula was the stated value of the series F preferred plus a premium of 9% per annum, divided by a conversion price. The conversion price was the lesser of $10.79 or the average of the five lowest closing bid prices of our common stock during the 22 trading days preceding conversion. After February 18, 2000, the series F preferred was not subject to a minimum conversion price, but was redeemable at our option in lieu of conversion, if the market price of our common stock was below $7.35 on any conversion date. Since the series F preferred was also subject to redemption by the investor upon the occurrence of certain events which were outside of our control, it is classified in our balance sheet as redeemable preferred stock instead of stockholders' equity.

     On January 25, 2001, the series F preferred investors converted shares of the series F preferred stock into shares of our common stock, resulting in a "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred stock. The triggering event occurred when the number of shares of our common stock issued upon prior conversions of the series F preferred exceeded 19.99% of the total shares outstanding on August 18, 1999, the series F preferred issue date. As a result of the triggering event, the series F investor could seek redemption in cash of the remaining 4,363 shares of the series F preferred. In lieu of such redemption, on July 13, 2001, the remaining 4,363 shares of the series F preferred, plus accrued interest, were exchanged for a secured convertible note with a principal amount of $5,111,526 maturing on August 18, 2003 (See "Subsequent Events").

3. STOCKHOLDERS' EQUITY (DEFICIENCY)

Equity Line of Credit Agreement

     We entered into an equity line of credit arrangement with Jameson Drive LLC on February 9, 2001, which we amended on July 10, 2001 prior to the sale of any securities thereunder. (See "Subsequent Events").

UTTC Series TK Convertible Preferred Stock

     On June 4, 1999, UTTC completed a private placement with TK Holdings, Inc. As part of the private placement, UTTC issued series T warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share. The series T warrants vest in quarterly installments beginning in June 2000 and ending in March 2002. The fair value of the warrants is being recorded as dividends over the vesting period. During each of the three-month periods ended June 30, 2001 and 2000, we recorded dividends of $152,150 upon vesting of 25,000 of the series T warrants.

Series K Warrants

     In connection with our agreement to form Ashton Canada in December 1999, we issued a series K warrant to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants are exercisable for a period of two years beginning on June 4, 2000. On December 20, 2000, the series K warrant began vesting in quarterly installments of 125,000 shares, and will vest fully on September 30, 2001. During the three months ended June 30, 2001, we recorded a dividend of $512,450 upon vesting of 125,000 of the series K warrants.

4. RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

     We have utilized the Dover Group, Inc. for consulting services related to our financing and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. During the three months ended June 30, 2000 the Company paid consulting fees to Dover amounting to $45,000. Effective September 1, 2000, Ashton and Mr. Rittereiser entered into an employment agreement, pursuant to which Mr. Rittereiser is compensated by Ashton and UTTC directly, and the consulting arrangement with Dover was terminated.

     On January 14, 1998, we entered into an agreement with Dover and Mr. Rittereiser, whereby they agreed to reimburse us for $413,980 in legal costs associated with a lawsuit brought by David N. Rosensaft against Ashton, UTTC, Dover and Mr. Rittereiser, to the extent such costs were not covered by our directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC common stock as collateral in support of their agreement to pay the legal costs. On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft lawsuit in the amount of $1.2 million. We were previously dismissed as a party to the Rosensaft lawsuit. On April 7, 1998, our board of directors concluded that Ashton and UTTC both derived mutual benefit from the Rosensaft settlement entered into by Dover and Mr. Rittereiser. Ashton's board resolved to fund one-third of the $1.2 million settlement amount, and, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, we loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their one-third portion of the Rosensaft settlement. In exchange for the loan, Dover initially pledged 300,000 shares of Ashton common stock which it owned.

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

     In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000. Morgan Stanley requested that we provide additional credit enhancements to secure the Rittereiser loan, in the form of a guarantee by Ashton. We agreed to guarantee the Rittereiser loan up to $500,000, on the condition that Mr. Rittereiser secure our guarantee with sufficient personal collateral pledged to us, and on the condition that the guarantee shall only extend until such time that Mr. Rittereiser either repays the Rittereiser loan or locates other collateral to substitute for our guarantee. Mr. Rittereiser agreed to secure our guarantee of the Rittereiser loan with a lien on certain real estate that he owns, which is valued in excess of $500,000, and has agreed to repay the Rittereiser loan and/or locate substitute collateral for our guarantee within a reasonable period of time.

Adirondack Capital, LLC

     In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $30,000 in each of the three-month periods ended June 30, 2001 and 2000.

     In connection with the equity line of credit agreement with Jameson Drive LLC we executed in February 2001, we issued 50,000 restricted shares of our common stock to Adirondack for its assistance in structuring the agreement. On June 27, 2001, Adirondack agreed to return the shares, and on July 10, 2001, we amended the equity line agreement. (See "Subsequent Events".) Adirondack will not receive any compensation in connection with either the original or the amended equity line agreement.


Kronish, Lieb, Weiner & Hellman LLP

     Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a member of our board of directors, is a Senior Partner, acted as counsel to us in various matters since 1998. We paid aggregate fees of $2,277 and $41,977 during the three-month periods ended June 30, 2001 and 2000, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services.

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

                                                         Matching                Discontinued
Three months ended June 30, 2001                         Systems                  Operations                  Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                                     205,738                        -                   205,738
Interest income                                               63,987                        -                    63,987
Depreciation and amortization                                249,905                        -                   249,905
Loss on trading activities                                   271,517                        -                   271,517
Equity in loss of affiliates                                 (11,095)                       -                   (11,095)
Loss from continuing operations                           (3,974,537)                       -                (3,974,537)
Loss from discontinued operations of eMC                           -                     (889)                     (889)

Current assets                                             4,391,789                        -                 4,391,789
Total assets                                               8,785,840                        -                 8,785,840
Total stockholders' deficiency                            (1,109,210)                       -                (1,109,210)

                                                         Matching                Discontinued
Three months ended June 30, 2000                         Systems                  Operations                  Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                                      46,117                        -                    46,117
Interest income                                              395,833                    3,648                   399,481
Depreciation and amortization                                118,666                        -                   118,666
Non-cash compensation charges                                 10,027                        -                    10,027
Loss on trading activities                                   224,237                        -                   224,237
Equity in loss of affiliates                                (204,987)                       -                  (204,987)
Loss from continuing operations                           (2,827,461)                       -                (2,827,461)
Loss from discontinued operations of eMC                           -                 (286,701)                 (286,701)

Current assets                                            25,032,995                        -                25,032,995
Total assets                                              27,800,814                        -                27,800,814
Total stockholders' equity                                14,103,534                        -                14,103,534

6. NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- month periods ended June 30, 2001 and 2000 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

7. COMPREHENSIVE LOSS

     Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $3,951,763 and $3,108,759, respectively, for the three months ended June 30, 2001 and 2000.

8. CONTINGENT LIABILITY

     Following the sale of shares of our common stock in May 2001 by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X of the Securities and Exchange Commission. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-
2. Thus, the prospectus used by the selling stockholders did not meet the requirements of, and the sale of the shares was not properly registered pursuant to, the Securities Act of 1933. Consequently, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the date of their respective purchases of common stock, to recover from us
(i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. These refunds or damages could total up to approximately $2.1 million, plus interest, in the event that investors suffer a total loss of their investment during this period and seek refunds or damages.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets".

     We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

10. SUBSEQUENT EVENTS

Equity Line of Credit Agreement

     On July 10, 2001 we entered into an amended equity line agreement with Jameson Drive LLC. The amended financing arrangement is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. During this period, we may, at our sole discretion, request a draw on the equity line by selling our common stock to Jameson. Jameson will be obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares we sell to Jameson is not fixed, but will be based on a formula that is tied to the market price of our common stock at the time of the sale. The shares that we sell to Jameson will be at a 10% discount to the average of the three lowest closing bid prices of our common stock for the 20 trading days prior to the date of the sale. The minimum amount that we can draw at any one time is $100,000. The maximum amount that we can sell at any one time is $1,000,000. The maximum amount that we can sell over the 24-month term of the agreement is $15 million, and we are committed to drawing a minimum of $2.5 million.

     Generally, we must wait twenty trading days between draws on the equity line. We may not deliver a notice to sell to Jameson if following the purchase of our common stock at any one time, Jameson and its affiliates would beneficially own more than 9.99% of our common stock then outstanding. Also, we may not sell our common stock to Jameson without stockholder approval if the result would be that the number of shares issued, when aggregated with all previously issued shares, would exceed 19.99% of our common stock outstanding at the date of the agreement. The following are some of the conditions that we must meet before Jameson is obligated to buy our shares:

     . a registration statement covering the resale of the shares purchased by Jameson must be declared effective by the SEC and remain effective. We filed a registration statement on Form S-2 on July 19, 2001 to register a portion of the shares to be purchased by Jameson under the equity line. The registration statement has not yet been declared effective.

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

     Jameson also received a five-year warrant to purchase 1,506,024 shares of common stock at an exercise price of $1.02. The warrant is exercisable after January 10, 2002 and expires July 10, 2006. The shares issuable upon exercise of the warrant were included in the registration statement on Form S-2 on July 19, 2001.

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

Series F Preferred Stock

     As of January 25, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equaled 19.99% of the common stock outstanding on the issue date of the series F preferred, and represented the maximum number of shares issuable to the series F investor without obtaining stockholder approval under the Nasdaq 20% limitation. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor was entitled to redeem the remaining 4,363 shares of series F preferred for cash.

     In lieu of such redemption, on July 13, 2001, the 4,363 shares of the series F preferred, plus accrued premium, were exchanged for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003.

     The following are some of the terms of the secured convertible note:

  . The principal amount of the note represents the par value of the series F preferred stock of $4,363,717 plus accrued premium of $747,809.
  . Interest on the note is 9% per year, the same rate as the premium on the series F preferred stock.
  . The note is convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceeding conversion and $1.00 per share.
  . The note cannot be converted into common stock until our stockholders approve exceeding the Nasdaq 20% limitation with respect to the shares underlying the convertible note (aggregated with the shares issued to date upon past conversions of the series F preferred).
  . We have agreed to file a registration statement on Form S-3 to register shares of common stock underlying the note.
  . Certain of our intellectual property, including our eVWAP trading system, secure the note.

     Failure of our stockholders to approve by September 25, 2001 (the date of our annual stockholders' meeting) the issuance of shares to the series F investor upon conversion of the secured convertible note will cause the full amount of the convertible note to become due on April 1, 2002.

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

     The electronic volume-weighted average price trading system ("eVWAP") is the initial trading product designed and developed by Ashton. During August 1999, we launched eVWAP for New York Stock Exchange-listed U.S. stocks. We currently operate eVWAP as a facility of the Philadelphia Stock Exchange. We expect to commence operation of eVWAP for Canadian stocks, as a facility of the Toronto Stock Exchange, during the fall of 2001. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. Our eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded "regular way" during the day on all U.S. securities exchanges as reported to the Consolidated Tape.

     We believe it is necessary to ensure that early adapters of the eVWAP experience positive results. We continue to market the eVWAP, and to educate and integrate users to participate in eVWAP. As of June 30, 2001, approximately 60 institutions and 55 broker-dealers have been enrolled and integrated for use of the eVWAP. We have also integrated 14 national clearing firms and 7 trade order management systems. Our sales force is focusing on three segments of the equities trading market to drive eVWAP volumes: brokers, institutions, and liquidity providers. We recognize that increased liquidity is necessary to enhance the match efficiency of the eVWAP and to attract active participation in the system. As such, since the beginning of 2001, we have enrolled three proprietary trading firms and dealers willing to facilitate eVWAP order flow by providing guaranteed commitments, and therefore, liquidity, in the system. As a result, the eVWAP system's liquidity has increased from a 20-day moving average of 100,000 shares per day in January 2001 to over 100 million shares per day in July 2001. We are currently in discussions with other firms to participate in eVWAP as liquidity providers.

     We are also working with the Philadelphia Stock Exchange on several initiatives. On April 30, 2001, the Philadelphia Stock Exchange received immediate effectiveness of a rule filing with the SEC, which among other things, expands the number of securities eligible to match in eVWAP, to include any exchange-traded component issue of the Standard & Poor's (S&P) 500 Index and any listed issue designated by S&P for inclusion in the index. In response to customer requests, we are also working with the Philadelphia Stock Exchange to:

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

     We have developed and plan to introduce our iMATCH System. The iMATCH System represents a global distribution network of independently licensed and operated intelligent matching systems incorporating a value-added front-end, routing services, and execution hosting capability. The execution capability currently includes the eVWAP for selected NYSE-listed and Nasdaq stocks, and we plan to expand it to include market-on-close (eCLOSE) for NYSE-listed and Nasdaq stocks, intra-day trading products (SemiContinuousMarket(TM)), international stocks and a ticker plant with related data services.

The iMatch System will be introduced in Canada to allow for eVWAP trading of Canadian stocks during the fall of 2001.

     We conduct our business through four operating subsidiaries and joint ventures. Each of our subsidiaries and joint ventures contributes to our mission of developing and operating alternative trading systems to serve the needs of global exchanges, institutional investors and broker-dealers. These companies comprise the primary segment of our business, intelligent matching systems, and include:

     . Universal Trading Technologies Corporation ("UTTC"), which has three subsidiaries of its own:
          -   Croix Securities, Inc.,
          -   REB Securities, Inc. and
          -   NextExchange, Inc.
     .    ATG Trading, LLC
     .    Ashton Technology Canada, Inc. ("Ashton Canada"), and
     .    Kingsway-ATG Asia, Ltd. ("KAA")

     On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary Electronic Market Center ("eMC") to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred an operating loss of $889 in the three months ended June 30, 2001. These losses are reflected as discontinued operations in our consolidated financial statements.

     Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. We have not recognized any revenue from Gomez since our fiscal year ended March 31, 2000, and the carrying value of our Gomez equity investment is zero.

     Since our inception we have not realized an operating profit and have reported significant losses. Our business is subject to significant risks, as discussed further in the section entitled "Factors That May Affect Future Results".

Results of Operations

For the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     We incurred a net loss from continuing operations totaling $3,974,537, or $0.14 per share, for the three months ended June 30, 2001, compared to $2,827,461, or $0.11 per share, for the three months ended June 30, 2000. The increase is primarily due to increased salaries and benefits, professional fees and brokerage, clearing and exchange fees.

     Ashton's revenues totaled $205,738 for the three-month period ended June 30, 2001, and $46,117 for the three-month period ended June 30, 2000. The revenues in each three-month period were generated entirely by our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. The increase in revenues is a result of the increase in the number of shares matched (or crossed in eVWAP) to
23.6 million during the three-month period ended June 30, 2001 from 3.1 million shares during the same period last year.

     Salaries and employee benefits increased 27% to $1,557,662 for the three-month period ended June 30, 2001 from $1,224,489 for the three-month period ended June 30, 2000. The increase was primarily due to a larger number of employees and an increase in medical insurance costs. During the three-month periods ended June 30, 2001 and 2000, we employed an average of 53 and 43 employees, respectively.

     Professional fees increased 69% to $793,265 from $468,925 during the three-month periods ended June 30, 2001 and 2000, respectively. The increase was primarily a result of an increase in outsourced labor working on the development of our intelligent matching systems, and an increase in legal expenses. We paid $302,298 and $87,888 in oursourced labor during the three-month periods ended June 30, 2001 and 2000, respectively.

     Brokerage, clearing and exchange fees increased from $160,145 for the three months ended June 30, 2000 to $533,503 for the three months ended June 30, 2001. This increase is a result of the costs associated with increased trades executed through Croix and ATG Trading. Shares traded increased as a result of additional customers using Croix to process their eVWAP trades, and increased proprietary trading through ATG Trading which provided liquidity for a portion of those trades. ATG Trading's activity has decreased significantly since May 2001 as a result of new liquidity providers participating in eVWAP.

     Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the three-month period ended June 30, 2001 increased 110% to $249,905 from $118,666 for the three-month period ended June 30, 2000. The increase was caused by a higher property and equipment balance at June 30, 2001 due to capital expenditures made throughout the year for furniture and fixtures and computer equipment for the development and operation of our intelligent matching systems. Capital expenditures decreased to $114,921 for the three months ended June 30, 2001 compared to $185,090 in the same period last year.

     We recorded a non-cash compensation charge of $10,027 in the three-month period ended June 30, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. No options were issued to non-employees during the three-month period ended June 30, 2001.

     We recorded a loss on proprietary trading activities of $271,517 during the three-month period ended June 30, 2001. The trading account is used by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. During the three-month period ended June 30, 2000 we recorded a loss on trading activities of $224,237 relating to our trading account with Hudson Knights Securities, LLC, which we later purchased and renamed ATG Trading LLC.

     Selling, general and administrative expenses totaled $827,315 and $850,813 for the three-month periods ended June 30, 2001 and 2000, respectively. The 3% decrease is primarily a result of lower marketing and business development costs, offset by higher occupancy, insurance premiums and information processing and communications expenses. Marketing and business development expenses decreased approximately $264,000 due to marketing activities during the three-month period ended June 30, 2000 which did not recur in the current period. Occupancy expenses increased 24% during the three-month period ended June 30, 2001 as compared to the same period last year due to additional rent for our Philadelphia corporate headquarters beginning in July 2001. Information processing and communications expenses increased as a result of the higher communications costs related to the operation of eVWAP and the addition of offices in Philadelphia, New York and Canada.

     Interest income decreased to $63,987 for the three months ended June 30, 2001 from $395,833 for the three months ended June 30, 2000, as a result of the lower average cash and cash equivalents balances.

     Equity in loss of affiliates for the three months ended June 30, 2001 amounted to $11,095 representing Ashton's portion of the net loss of KAA. Our portion of KAA's loss for the quarter ended June 30, 2001 was only recognized to the extent of our investment balance, in accordance with the equity method of accounting.

Liquidity and Capital Resources

     At June 30, 2001, we had total assets of $8,785,840 compared to $13,065,778 at March 31, 2001. Current assets at June 30, 2001 totaled $4,391,789 and current liabilities from continuing operations were $779,437. Stockholders' equity (deficiency) decreased to ($1,109,210) at June 30, 2001 from $2,898,089 at March 31, 2001 due primarily to the increase in accumulated deficit as a result our net loss of $3,975,426 for the three months ended June 30, 2001.

     At June 30, 2001, our principal sources of liquidity consisted of cash and cash equivalents of $2,888,247 and securities available for sale of $984,300, compared to cash and cash equivalents of $6,028,883 and securities available for sale of $1,483,350 at March 31, 2001. Securities available for sale consist of highly liquid government agency bonds. The decrease in cash and cash equivalents is primarily a result of the net loss for the three months ended June 30, 2001 of $3,975,426.

     We currently derive all of our revenues on a per transaction basis from eVWAP trades and orders executed through Croix Securities. During the remainder of the current fiscal year, we expect to generate increasing revenues from eVWAP and from commissions for orders executed on behalf of our customers through Croix. Certain uncertainties that may cause our actual results to contradict the foregoing forward-looking statement include whether there will be continued growth in demand for the eVWAP and other electronic trade execution services, whether we will be able to successfully deploy the other trading systems in development, and our ability to respond to regulatory and technological changes and customer demands.

     We entered into an equity line arrangement with Jameson Drive LLC on February 9, 2001. On April 5, 2001, we filed a registration statement on Form S-2 with the SEC to register shares of common stock underlying the equity line. We withdrew the Form S-2 on June 19, 2001 to modify the terms of the equity line. On July 10, 2001 we entered into an amended equity line agreement with Jameson (See "Notes to Consolidated Financial Statements - Subsequent Events").

     The amended equity line arrangement, in the form of a securities purchase agreement, provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. During this period, we may, at our sole discretion, request a draw on the equity line by selling our common stock to Jameson. Jameson will be obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares we sell to Jameson is not fixed, but will be based on a formula that is tied to the market price of our common stock at the time of the sale. The shares that we sell to Jameson will be at a 10% discount to the average of the three lowest closing bid prices for the common stock during the 20 trading days prior to the date of the sale. The maximum amount that we can sell over the 24-month term of the agreement is $15 million, and we are committed to drawing a minimum of $2.5 million. Generally, we must wait twenty trading days between draws on the equity line, and the amount of each draw is limited to between $100,000 and $1 million. We must satisfy certain conditions before Jameson is obligated to buy shares from us. One of the conditions is that we file a registration statement with the SEC covering the shares to be sold to Jameson, and that it be declared effective and remain effective. We filed a registration statement on Form S-2 on July 19, 2001 to register a portion of the shares of common stock we expect to sell to Jameson pursuant to the amended equity line, and the shares issuable upon exercise of the warrant issued to Jameson. There can be no assurance that the registration statement will be declared effective by the SEC.

     We project that as a result of our ability to require purchases of our common stock for up to approximately $4 million under the equity line without obtaining stockholder approval, we will have sufficient financial resources to enable us to continue to operate for at least the next 9 months. We also believe that we could achieve profitability more rapidly through an appropriate strategic alliance with a company that is already involved in the execution of transactions and has substantial financial resources. While management has had discussions with potential strategic partners and plans to continue efforts to find appropriate strategic partners, we have not entered into any definitive agreements.

     There can be no guarantee that we will be able to draw down on any portion of the $15 million equity line. If we are unable to draw a sufficient amount on the equity line, our cash, cash equivalents, and securities may not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us.

     As of June 30, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock, and 4,363 shares of the series F preferred remained outstanding. On July 13, 2001, the 4,363 shares of the series F preferred were exchanged for a $5,111,526 secured convertible note due on August 18, 2003. (See "Notes to Consolidated Financial Statements - Subsequent Events"). The note is convertible into shares of our common stock. Under the rules of the Nasdaq Stock Market, Inc., we will be unable to issue any shares of common stock upon conversion of this note unless we receive stockholder approval. Failure of our stockholders to approve by September 25, 2001 (the date of our annual stockholders' meeting) the issuance of shares to the series F investor upon conversion of the convertible note will cause the full amount of the convertible note to become due on April 1, 2002.

     The Nasdaq National Market, where our common stock currently trades, requires us to maintain standards for continued listing, including a minimum bid price of $1.00 for shares of our common stock and a minimum tangible net worth of $4 million. We currently do not meet either of these standards. If we are unable to achieve and sustain these standards within a reasonable period of time, our common stock will be delisted from the Nasdaq National Market. Trading in our stock may potentially be conducted on the Nasdaq SmallCap Market only if we are able to demonstrate the ability to meet its listing requirements. The SmallCap listing requirements include, among other things, a minimum bid price of $1.00 and net tangible assets of $2 million, neither of which we currently have. We cannot provide assurance that we will be able to meet the continued listing requirements of either the Nasdaq National Market or the SmallCap Market. If we are unable to meet these requirements, our common stock would be traded on an electronic bullentin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of, our common stock. If our common stock were delisted and determined to be a "penny stock," a broker-dealer may find it to be more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

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

Risks Related to Our Company

We have a limited operating history which makes it difficult to evaluate our business

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

     We currently derive all of our revenues on a per transaction basis for eVWAP trades and orders executed through Croix. We expect to generate future revenues from the other intelligent matching system products we are developing and from proprietary trading activity through ATG Trading. Our future success will depend on continued growth in demand for our eVWAP system and other electronic trade execution services, the other trading systems in development, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected

Future sales of our common stock could depress the market price of our common stock

     We currently have commitments to issue and register an undetermined number of additional shares of our common stock. We may also issue options, warrants or other derivative securities that are convertible into our common stock. The public sale of our common stock by our stockholders that control large blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. Also, the market price for our common stock could drop due to the perception that the sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

Some shares of our common stock may have been offered in violation of the Securities Act of 1933, which could give purchasers of these shares the right to seek refunds or damages.

     Following the sale of shares of our common stock by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-2. Thus, claims may be made that the prospectus did not meet the requirements of, and that the sale of the shares was not properly registered pursuant to, the Securities Act of 1933. If such claims are upheld, then the sale of the shares of common stock by these selling stockholders may have constituted a violation of the Securities Act of 1933. In this case, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the dates of their respective purchases, to recover (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. We believe that these refunds or damages could total up to approximately $2.1 million, plus interest, in the event the purchasers of the shares suffer a total loss of their investment during this period and seek refunds or damages. If such liability were to occur, our business, results of operations and financial condition could suffer.

We may not be able to draw on the securities purchase agreement with Jameson Drive LLC which would adversely affect our liquidity

     We entered into a $15 million equity line financing arrangement with Jameson Drive LLC on February 9, 2001, as amended on July 10, 2001. The financing arrangement is in the form of a securities purchase agreement providing for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. If we are unable to draw on the securities purchase agreement, our cash, cash equivalents, and securities will not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us.

We may be limited in our ability to draw on the securities purchase agreement with Jameson

     There are limitations on the amount of our equity line draws under the securities purchase agreement with Jameson. If we are unable to draw a sufficient amount, our cash, cash equivalents, and securities may not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. The maximum dollar amount we can draw on the equity line at any one time is $1 million. In addition, we may not deliver a notice to sell to Jameson if following the purchase of our common stock, Jameson and its affiliates would beneficially own more than 9.99% of our common stock then outstanding. Also, we may not sell our common stock to Jameson without stockholder approval if the result would be that the number of shares issued, when aggregated with all previously issued shares, would exceed 19.99% of our common stock outstanding on the date of the agreement.

     We must satisfy certain conditions before Jameson is obligated to buy shares from us, including that a registration statement covering the shares be declared effective by the SEC and remain effective. There can be no guarantee that we will be able to meet these and other conditions, or that we will be able to draw on any portion of the $15 million securities purchase agreement.

You may suffer dilution in the future upon issuance of our common stock to Jameson

       The future issuance of shares of our common stock to Jameson under the equity line may result in significant dilution to our stockholders and may depress the market price of your investment. Moreover, as all the shares we sell to Jameson will be available for immediate resale, the mere prospect of our sales to Jameson could depress the market price for our common stock. The shares of our common stock issuable to Jameson under the equity line facility will be sold at a 10% discount to the defined market price of our common stock at the time of the sale. Because Jameson is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our common stock market price does decline, this could further accelerate sales of our common stock.

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

We may need additional financing to fund our operations

       A meeting of our stockholders is scheduled for September 25, 2001 during which they will consider and vote whether to authorize us to exceed the Nasdaq 20% limitation rule with respect to the equity line agreement with Jameson and the series F financing. This rule requires a Nasdaq-listed issuer to obtain stockholder approval prior to the issuance of securities in connection with a transaction, other than a public offering for cash, involving the sale or issuance by us of common stock equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance. Approval of these proposals would allow us to issue an as-yet-undetermined number of shares of common stock under the equity line securities purchase agreement with Jameson and upon conversion of the $5.1 million secured convertible note with the series F investor. Should our stockholders fail to approve the first proposal, we would be limited in the amount of money that we could raise under the securities purchase agreement. If our stockholders fail to approve the second proposal, we will be unable to issue any shares to allow for conversion of the note, and the maturity date of the secured convertible note will be accelerated from August 18, 2003 to April 1, 2002. If we cannot repay the secured convertible note at maturity or upon acceleration, certain of our intellectual property, including eVWAP, which collateralizes the note, could be sold to a third party to obtain repayment of amounts owed by us. If either or both of these proposals are not approved, we may require additional financing, which may not be available on terms that are acceptable to us, or at all.

       We may also require additional financing to complete our strategic plans. Such financing may take the form of equity offerings, spin-offs, joint ventures, or other collaborative relationships which may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. If such financing is available, there is no assurance that it will be sufficient to meet our anticipated cash needs until we can generate enough cash from revenues to fund our operations.

We may be unable to maintain the standards for listing on the Nasdaq National Market, which could accelerate the maturity of certain obligations, could make it more difficult for investors to dispose of our common stock and could subject our common stock to the "penny stock" rules

       Our common stock is listed on the Nasdaq National Market. Nasdaq requires us to maintain standards for continued listing, including a minimum bid price of $1.00 for shares of our common stock and a minimum tangible net worth of $4 million. We currently do not meet either of these standards. If we are unable to achieve and sustain these standards within a reasonable period of time, our common stock will be delisted from the Nasdaq National Market, where our common stock currently trades. Trading in our stock may potentially be conducted on the Nasdaq SmallCap Market only if we are able to demonstrate the ability to meet its listing requirements. The SmallCap listing requirements include, among other things, a minimum bid price of $1.00 and net tangible assets of $2 million, neither of which we currently have. We cannot provide assurance that we will be able to meet the continued listing requirements of either the Nasdaq National Market or the SmallCap Market. If we are unable to meet these requirements, our common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of, our common stock.

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

Future conversion of our convertible securities may result in dilution

       Our governing documents authorize the issuance of up to three million shares of preferred stock without stockholder approval, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. At June 30, 2001 we had two classes of preferred stock outstanding, namely series B and series F convertible preferred stock. The conversion of these classes of our preferred stock may result in substantial dilution to the percentage ownership of current stockholders.

     As of June 30, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equals 19.99% of the common stock outstanding on the issue date of the series F preferred, and is the maximum number of shares we can issue to the series F investor without obtaining stockholder approval under the Nasdaq 20% limitation. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor could seek redemption of the remaining 4,363, shares of series F preferred.

     In lieu of such redemption, on July 13, 2001, the 4,363 shares of the series F preferred, plus accrued interest, were exchanged for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The note is convertible into shares of our common stock, subject to our stockholders' approval to exceed the Nasdaq 20% limitation with respect to the series F preferred financing. Should our stockholders fail to approve the issuance of additional shares to the series F investors, we would be unable to issue any shares of common stock to meet our obligations of the note. In that event, the note would have a maturity of April 1, 2002. We have agreed to file a registration statement on Form S-3 to register the shares of common stock underlying the secured convertible note. The conversion of the secured convertible note may result in substantial dilution to the ownership of current stockholders.

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

Risks Related to Our Management

We depend on key employees, and the loss of any of those employees may harm our business

     Our future success depends upon the continued service of certain of our executive officers and key technology personnel. If we lost the services of one or more of our key employees it could have a material adverse effect on our business. In particular, the services of Fredric W. Rittereiser, Fred S. Weingard, Arthur J. Bacci, and William W. Uchimoto would be difficult to replace. We have entered into multi-year employment agreements with Messrs. Rittereiser and Weingard and plan to enter into similar agreements with Messrs. Bacci and Uchimoto. We have obtained "key-man" life insurance on each of these individuals. We further believe our future success will depend upon our ability to attract and retain additional highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel in the information technology development industry is intense. If we are unable to attract and retain such personnel, it could have a material adverse effect on our business, operating results, and consolidated financial operations.

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

Sales or grants of stock to our employees and key individuals will reduce your ownership percentage

     We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership in Ashton of the-then existing stockholders. Currently, we have reserved 6,450,000 shares of our common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of our common stock for issuance pursuant to our 1999 Stock Option Plan, and 3,000,000 shares of our common stock for issuance pursuant to our 2000 Incentive Plan. In the aggregate, we have already granted options to purchase 9,058,666shares of common stock under all three stock option plans. Of the total options granted, options to purchase 8,149,127 shares have not been exercised. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock.

Risks Related to Our Products

We will be dependent on the continued growth of the market for eVWAP to generate revenues

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

     We receive a substantial portion of our order flow through electronic communications gateways, including a variety of computer-to-computer interfaces and the Internet. Our electronic brokerage services involve alternative forms of order execution. Accordingly, substantial marketing and sales efforts may be necessary to educate prospective customers about our electronic brokerage services and products. There can be no assurance that our marketing and sales efforts will be successful in educating and attracting new customers for our trading systems.

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

We are subject to net capital requirements which could limit our operations

     The SEC and the NASD have strict rules that require each of our broker-dealer subsidiaries to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may suspend or revoke our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations. A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, these net capital requirements limit our ability to transfer funds from our broker-dealer subsidiaries to ourselves. This means that we may be unable to repay our debts, fund our operations or repurchase our stock.

Our brokerage operations expose us to liability for errors in handling customer orders

     We provide execution services to each of our trading system customers and execute orders on behalf of each of our broker-dealer subsidiaries. In conjunction with our clearing agent partners, we provide clearing services, which include the confirmation, receipt, settlement and delivery functions, involved in securities transactions. Errors in performing clearing services or execution services, including clerical and other errors related to the handling of funds on behalf of customers and customer orders could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by customers and others.

Software "bugs," errors and malfunctions may expose us to losses

     Complex software such as ours often contains undetected errors, defects or imperfections. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. These bugs could result in service interruptions. In addition, because our products often work with software developed by others, including customers, bugs in others' software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors' products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers.

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

Our clearing agents may fail to provide us and our customers accurate information about securities transactions

       Our trading and information systems are coordinated with the clearing and information systems of our clearing agents. They furnish us with the information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. We rely on our clearing brokers to discharge their obligations to our customers and us on a timely basis. If they fail to do so, or experience systems failure, interruptions or capacity constraints, our business, financial condition and operating results may suffer.

Financial or other problems experienced by third parties could have an adverse effect on our business and our operating results

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

We may not receive accurate and timely financial data from our third-party suppliers, which may cause us to lose customers and be subject to litigation

       We receive consolidated New York Stock Exchange listed trading information, including real-time quotes, last sale reporting, volume and price information and error reports from a number of third parties, including the New York Stock Exchange, the Consolidated Tape Association and the Securities Industry Automation Corporation. We then calculate the volume weighted average price information for the listed securities traded on our system and distribute this information to our customers, primarily through our Web site. We also use this information for pricing matched orders executed on our system. We depend upon these information suppliers to accurately provide and format this data, in many cases on a real-time basis. If these suppliers fail to supply accurate or timely information, our customers may develop an adverse perception of our trading systems and cease doing business with us. We may also be subject to claims for negligence or other theories based on the nature and content of information we provide our customers. Any liability arising from third party supplied data could have a material adverse effect on our business, financial condition and operating results.

Our competitive position may be adversely affected by others' unauthorized use of our intellectual property

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

Risks Related to Our Industry

We are subject to risks associated with the securities industry generally

     The securities industry has undergone several fundamental changes. Some of these changes have increased the volume of equity securities traded in the U.S. equity markets, and have decreased the difference between bid and ask, or buy and sell, prices.

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

Our business could be adversely affected by extensive government regulation

     The securities industry is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self-regulatory organizations and state securities commissions require strict compliance with their rules and regulations. These regulatory bodies safeguard the integrity of the securities markets and protect the interests of participants in those markets. As a broker-dealer, we are subject to regulation concerning certain aspects of our business.

     Failure to comply with any of these laws, rules or regulations could result in adverse consequences. An adverse ruling against us and/or our officers and other employees could result in us and/or our officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on our business, financial condition and operating results.

     The regulatory environment in which we operate is subject to change. New or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities, self-regulatory organizations or the NASD could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, self-regulatory organizations and the NASD could also have a material adverse effect on our business, financial condition and operating results.

     Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect securities firms. We cannot predict what effect any such changes might have. Our business, financial condition and operating results may be materially affected by both regulations that are directly applicable to us and regulations of general application. Our levels of trading system activity and proprietary trading can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

Our industry is highly competitive

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ashton uses various management tools to monitor its exposure to market risks. For a further discussion of Ashton's market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of Ashton's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The former President and Chief Operating Officer of eMC filed an arbitration claim against Ashton claiming improper failure and refusal of Ashton, upon termination of his employment with eMC, to pay him severance and other amounts and benefits due under an agreement with him dated April 18, 2000. He seeks severance pay, other amounts and benefits, other damages and all costs and expenses incurred in connection with the claim.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)    Exhibits

        10.1 Secured Convertible Note by The Ashton Technology Group, Inc. to RGC International Investors, LDC dated July 13, 2001

        10.2 Registration Rights Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001

        10.3 Securities Exchange Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001

        10.4 Security Agreement by The Ashton Technology Group, Inc. and Universal Trading Technologies Corporation in favor of RGC International Investors, LDC, dated July 13, 2001

        (B)    Reports on Form 8-K
               On April 20, 2001, we filed a Current Report on Form 8-K, on which we reported under Item 5 that we filed a Preliminary Proxy Statement with the SEC on Form 14-A, a Registration Statement on Form S-3, and a Registration Statement on Form S-2.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                                  (Registrant)


Date: July 27, 2001                     By:    /s/ Jennifer L. Andrews
      -------------------------        ----------------------------------
                                             Jennifer L. Andrews
                                             Senior Vice President and
                                             Chief Financial Officer