Form 10-Q
period 2001-09-30
ASHTON TECHNOLOGY GROUP INC
filed 2001-11-07
CIK 1003740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No____
                                           ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

             Common Stock $.01 par value                   40,026,146
                  (Title of Class)                         (No. of shares as
                                                           of November 7, 2001)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                         PAGE
Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 2001 and March 31, 2001......................................    4

            Consolidated Statements of Operations -
            For the Three and Six Months Ended September 30, 2001 and 2000...........................................    5

            Consolidated Statements of Cash Flows -
            For the Six Months Ended September 30, 2001 and 2000.....................................................    6

            Notes to Consolidated Financial Statements...............................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................................   12

         Additional Factors that may Affect Future Results...........................................................   17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................................   25


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................................   25

Item 2.  Changes in Securities and Use of Proceeds...................................................................   25

Item 3.  Defaults Upon Senior Securities.............................................................................   25

Item 4.  Submission of Matters to a Vote of Security Holders.........................................................   25

Item 5.  Other Information...........................................................................................   26

Item 6.  Exhibits and Reports on Form 8-K............................................................................   26

Signatures...........................................................................................................   27

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

ITEM 1.                      FINANCIAL STATEMENTS

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,        March 31,
                                                                                                2001               2001
                                                                                             (Unaudited)         (Audited)
                                                                                            -------------      -------------
Assets

Cash and cash equivalents................................................................   $   1,919,488      $   6,028,883
Securities available-for-sale............................................................               -          1,483,350
Accounts receivable and other current assets.............................................         650,924            854,335
Current portion of notes receivable......................................................         137,227            131,700
                                                                                            -------------      -------------
            Total current assets.........................................................       2,707,639          8,498,268
Notes receivable, net of current portion.................................................          23,989             94,012
Property and equipment, net of accumulated depreciation..................................       1,992,160          2,319,080
Exchange memberships.....................................................................         356,652            356,652
Investments in and advances to affiliates................................................         246,718            141,144
Other investments........................................................................               -          1,500,000
Other assets.............................................................................         109,848            156,622
                                                                                            -------------      -------------
     Total assets........................................................................   $   5,437,006      $  13,065,778
                                                                                            =============      =============

 Liabilities and Stockholders' Equity

Accounts payable and accrued expenses....................................................   $    741,960       $    979,504
Net liabilities of discontinued operations...............................................        126,631            806,030
                                                                                            ------------       ------------
        Total current liabilities........................................................        868,591          1,785,534
Secured convertible note.................................................................      5,199,488                  -
Other liabilities........................................................................         30,727             18,438
                                                                                            ------------       ------------
     Total liabilities...................................................................      6,098,806          1,803,972

Minority interest........................................................................      3,000,000          4,000,000

Commitments and contingencies
Series F redeemable convertible preferred stock $0.01 par value - shares authorized:
20,000; shares issued and outstanding: none and 4,363....................................             -           4,363,717

Preferred Stock - shares authorized: 3,000,000
  250,000 shares designated as Series A; shares issued and outstanding: none.............            -                    -
  590,000 shares designated as Series B - (liquidation preference equals $440,000 and
   $442,000); shares issued and outstanding; 44,000 and 44,200...........................        440,000            442,000
Common stock - par value: $.01; shares authorized: 100,000,000;
   Shares issued and outstanding; 37,708,332 and 33,228,830..............................        377,083            332,288
Additional paid-in capital...............................................................     75,117,041         73,358,849
Accumulated deficit......................................................................    (79,559,407)       (71,186,197)
Accumulated other comprehensive loss.....................................................        (36,517)           (48,851)
                                                                                            ------------       ------------
     Total stockholders' (deficiency) equity.............................................     (3,661,800)         2,898,089
                                                                                            ------------       ------------
     Total liabilities and stockholders' (deficiency) equity.............................   $  5,437,006       $ 13,065,778
                                                                                            ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                               Three Months Ended                        Six Months Ended
                                                                  September 30,                            September 30,
                                                          ----------------------------           -------------------------------
                                                             2001              2000                  2001                2000
                                                          -----------      -----------           -----------         -----------
Revenues...........................................       $ 1,206,726      $    37,778           $ 1,412,464         $    83,895
                                                          -----------      -----------           -----------         -----------

Expenses:
 Salaries and employee benefits....................         1,366,971        1,438,695             2,924,633           2,663,184
 Professional fees.................................           404,638          922,671             1,197,903           1,391,596
 Brokerage, clearing and exchange fees.............         1,218,287          134,838             1,751,790             294,983
 Depreciation and amortization.....................           232,266          155,190               482,171             273,856
 Non-cash compensation charges.....................                 -           10,027                     -              20,054
 Loss on trading activities........................           103,215           60,814               374,732             285,051
 Selling, general and administrative...............           853,512          896,655             1,680,827           1,747,468
                                                          -----------      -----------           -----------         -----------
     Total costs and expenses......................         4,178,889        3,618,890             8,412,056           6,676,192
                                                          -----------      -----------           -----------         -----------
 Loss from operations..............................        (2,972,163)      (3,581,112)           (6,999,592)         (6,592,297)
                                                          -----------      -----------           -----------         -----------
 Interest income...................................            26,461          346,622                90,448             742,455
 Interest expense..................................           (87,963)            (863)              (87,963)             (7,985)
 Other expense.....................................          (506,250)        (106,875)             (506,250)           (106,875)
 Equity in loss of affiliates......................                 -         (432,852)              (11,095)           (637,839)
                                                          -----------      -----------           -----------         -----------

Net loss from continuing operations................       $(3,539,915)     $(3,775,080)          $(7,514,452)        $(6,602,541)
                                                          ===========      ===========           ===========         ===========
Loss from discontinued operations of eMC...........            (1,077)        (517,792)               (1,966)           (804,493)
Gain on disposal of eMC............................           601,267                -               601,267                   -
                                                          -----------      -----------           -----------         -----------
Total discontinued operations of eMC...............           600,190         (517,792)              599,301            (804,493)
                                                          -----------      -----------           -----------         -----------
Net loss...........................................       $(2,939,725)     $(4,292,872)          $(6,915,151)        $(7,407,034)
                                                          ===========      ===========           ===========         ===========

Dividends attributed to preferred stock............          (664,600)        (178,987)           (1,329,200)           (397,728)
Dividends in arrears on preferred stock............           (16,231)        (142,541)             (128,859)           (277,171)
                                                          -----------      -----------           -----------         -----------
Net loss applicable to common stock................       $(3,620,556)     $(4,614,400)          $(8,373,210)        $(8,081,933)
                                                          ===========      ===========           ===========         ===========
Basic and diluted net loss per common share from
 continuing operations.............................       $     (0.13)     $     (0.14)          $     (0.27)        $     (0.25)
Basic and diluted net income (loss) per common
 share from discontinued operations................       $      0.02      $     (0.02)          $      0.02         $     (0.03)
                                                          -----------      -----------           -----------         -----------
Basic and diluted net loss per common share........       $     (0.11)     $     (0.16)          $     (0.25)        $     (0.28)
                                                          ===========      ===========           ===========         ===========
Weighted average number of common shares
 outstanding, basic and diluted....................        33,894,389       28,642,880            33,556,801          28,405,330
                                                          ===========      ===========           ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                              Six Months Ended September 30,
                                                                                           ------------------------------------
                                                                                              2001                       2000
                                                                                           -----------               ----------
Cash Flows from Operating Activities - Continuing Operations

Net loss from continuing operations...............................................         $(7,514,452)              $(6,602,541)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization....................................................             482,171                   273,856
 Non-cash compensation charge for stock options...................................                   -                    20,054
 Loss on sale of investment.......................................................             500,000                         -
 Shares issued for Hudson Knights acquisition.....................................                   -                   106,875
 Equity in loss of affiliates.....................................................              11,095                   637,839
 Non-cash interest expense........................................................              87,963                         -
Changes in operating assets and liabilities
 Accounts receivable and prepayments..............................................             203,411                  (306,553)
 Advances to affiliates...........................................................            (116,669)                        -
 Due from broker-dealer...........................................................                   -                 2,000,000
 Other assets.....................................................................              46,774                   124,384
 Accounts payable and accrued expenses expenses                                               (257,460)                  292,552
 Other liabilities ...............................................................              12,289                     5,163
                                                                                           -----------               -----------
   Net cash used in operating activities..........................................          (6,544,878)               (3,448,371)
                                                                                           -----------               -----------


Cash Flows from Investing Activities - Continuing Operations

 Purchases of property and equipment, net.........................................            (155,251)               (1,087,068)
 Proceeds from sales of securities available for sale.............................           1,500,000                         -
 Purchase of exchange membership                                                                     -                   (90,000)
 Cash received from notes receivable..............................................              64,496                    59,406
   Net cash provided by (used in) investing activities............................           1,409,245                (1,117,662)
                                                                                           -----------               -----------

Cash Flows from Operating Activities - Continuing Operations

 Line of credit borrowings........................................................                   -                 2,285,530
 Line of credit repayments........................................................                   -                (2,285,530)
 Preferred stock dividends paid in cash...........................................                   -                   (28,825)
 Proceeds from issuance of common stock...........................................           1,200,000                         -
 Issuance costs related to equity financing.......................................             (89,347)                        -
 Proceeds from exercise of stock options..........................................                   -                    65,625
   Net cash (used in) provided by financing activities............................           1,110,653                    36,800
                                                                                           -----------               -----------


Foreign currency translation adjustment...........................................              (4,317)                   (7,733)
                                                                                           -----------               -----------


Discontinued Operations

 Net cash used in operating activities............................................             (87,322)                (1,017,266)
 Net cash provided by (used in) investing activities..............................               7,224                 (2,045,692)
 Net cash used in financing activities............................................                   -                     14,500
                                                                                           -----------               ------------
   Net cash used in discontinued operations.......................................             (80,098)                (3,048,458)
                                                                                           -----------               ------------


Net decrease in cash and cash equivalents.........................................          (4,109,395)                 (7,585,424)
Cash and cash equivalents, beginning of period....................................           6,028,883                  15,365,439
                                                                                           -----------               -------------
Cash and cash equivalents, end of period..........................................         $ 1,919,488               $   7,780,015
                                                                                           ===========               =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.........................................         $         -               $       7,985
                                                                                           ===========               =============
 Non-cash and accrued dividends on preferred stock................................         $ 1,458,059               $     646,074
                                                                                           ===========               =============
 Exchange of series F preferred stock for secured convertible note................         $ 5,111,526               $           -
                                                                                           ===========               =============
 Exchange of series UTTC series TK preferred stock for JAGfn investment...........         $ 1,500,000               $           -
                                                                                           ===========               =============

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

     These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

     As of September 30, 2001, our operating subsidiaries and joint ventures included:

     .    Universal Trading Technologies Corporation ("UTTC"), and its
            subsidiaries, Croix Securities, Inc. and REB Securities, Inc.
     .    ATG Trading LLC
     .    Ashton Technology Canada, Inc. ("Ashton Canada"), and
     .    Kingsway-ATG Asia, Ltd. ("KAA").

     The accounts of each of our majority-owned subsidiaries, UTTC, ATG Trading, and Ashton Canada are consolidated with those of Ashton in our consolidated financial statements. We generally account for investments in businesses of which we own between 20% and 50% of the outstanding equity using the equity method. Ashton's interest in KAA is accounted for using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in "equity in loss of affiliates" in our consolidated statements of operations. Other investments in which our interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value. We assess the need to record impairment losses on investments and record such losses when the impairment is determined to be more than temporary in nature.

     Electronic Market Center, Inc. ("eMC") is also one of our majority-owned subsidiaries. On March 29, 2001, after being unable to find external funding or consummate a sale of eMC to a third party, its board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred operating losses of $1,077 and $1,966 and a gain on the disposal of its operations of $601,267 in the three-month and six-month periods ended September 30, 2001. eMC's operating losses for the three-month and six-month periods ended September 30, 2000 totaled $517,792 and $804,493, respectively. In accordance with APB Opinion No. 30 - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, eMC's results of operations have been reclassified as discontinued operations for all periods presented.

     Gomez, Inc. was one of our majority-owned subsidiaries until December 1999. We have not recognized any revenue or expenses from Gomez since our fiscal year ended March 31, 2000. In July, 2001, Gomez raised approximately $1 million of capital from certain existing investors in the form of senior secured notes. We participated in that round of funding through the purchase of a senior secured note in the amount of $38,633. The investment is included in "Investments in and advances to affiliates" on our September 30, 2001 consolidated balance sheet. On November 7, 2001, Gomez completed the sale and transfer of substantially all of its assets and liabilities to GZ Advisors, Inc. In addition, certain investors invested an aggregate amount of $1.25 million into GZ Advisors, Inc. Our investment in GZ Advisors, Inc. consists of a $38,633 senior secured note that is convertible into 1.4% of the fully diluted common stock of GZ Advisors, Inc. In addition, our series A preferred stock in Gomez was converted into common stock of GZ Advisors, Inc., representing an additional 1.1% of fully diluted common stock of GZ Advisors, Inc.

     The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. EXCHANGE OF SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK FOR SECURED CONVERTIBLE NOTE

Secured Convertible Note

     On July 13, 2001, all of the remaining 4,363 shares of series F preferred stock, plus accrued premium, were exchanged for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The principal amount of the note represents the par value of the series F preferred stock of $4,363,717 plus accrued premium of $747,809. Interest on the note is 9% per year, the same rate as the premium on the series F preferred stock. The note is convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceding conversion and $1.00 per share. Certain of our intellectual property, including our eVWAP trading system, secure the note.

     On September 25, 2001, our stockholders approved the issuance of the maximum number of shares of common stock necessary to allow us to meet our obligations under the secured convertible note. On August 20, 2001, we filed a registration statement on Form S-3 to register 16,127,508 shares of our common
stock which may become issuable under the secured convertible note.   During the
three months ended September 30, 2001, we recorded interest expense of $87,963, which represents interest on the secured convertible note from July 13, 2001, the exchange date, through September 30, 2001.

Series F Convertible Preferred Stock

     The series F preferred was issued in a private placement on August 18, 1999, whereby we sold 20,000 shares of series F convertible preferred stock, par value of $.01 and stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of our common stock, for gross proceeds of $20,000,000. The warrants were immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share.

     Each share of the series F preferred was convertible into a number of shares of our common stock based on a formula. The formula was the stated value of the series F preferred plus a premium of 9% per annum, divided by a conversion price. The conversion price was the lesser of $10.79 or the average of the five lowest closing bid prices of our common stock during the 22 trading days preceding conversion. After February 18, 2000, the series F preferred was not subject to a minimum conversion price, but was redeemable at our option in lieu of conversion, if the market price of our common stock was below $7.35 on any conversion date. Since the series F preferred was also subject to redemption by the investor upon the occurrence of certain events which were outside of our control, it is classified in our March 31, 2001 balance sheet as redeemable preferred stock instead of stockholders' equity.

     As of January 25, 2001, 15,636 shares of the series F preferred had been converted into 4,949,770 shares of our common stock. The number of shares of common stock issued equaled 19.99% of the common stock outstanding on the issue date of the series F preferred, and represented the maximum number of shares issuable to the series F investor without obtaining stockholder approval under Nasdaq rules. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor was entitled to redeem the remaining 4,363 shares of series F preferred for cash. In lieu of such redemption, on July 13, 2001, the series F preferred was exchanged for the secured convertible note maturing on August 18, 2003.

     During the six-month period ended September 30, 2001, there were no conversions of series F preferred stock. During the six-month period ended September 30, 2000, 2,000 shares of the series F preferred were converted into 649,569 shares of Ashton common stock, including 52,554 shares deemed as dividends. We accrued dividends in arrears of $108,943 and $270,740 to reflect the 9% premium on the remaining series F preferred stock during the six-month periods ended September 30, 2001 and 2000, respectively.

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

     Generally, we must wait twenty trading days between draws on the equity line. We may not deliver a notice to sell to Jameson if following the purchase of our common stock at any one time, Jameson and its affiliates would beneficially own more than 9.99% of our common stock then outstanding. Because the rules of the Nasdaq National Market require that we obtain stockholder approval prior to issuing 20% or more of the shares of our common stock outstanding, we obtained our stockholders' approval on September 25, 2001, to issue the maximum number of shares that we may cause Jameson to purchase under the equity line.

     The following are some of the conditions that we must meet before Jameson is obligated to buy our shares:

     . a registration statement covering the resale of the shares purchased by Jameson must be declared effective by the SEC and remain effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock which we may issue under the equity line. The registration statement was declared effective on August 20, 2001.

     . our representations and warranties given to Jameson must be true and correct, and we must comply with the provisions of the agreement with Jameson;

     . our common stock must remain traded on the Nasdaq National Market, Nasdaq Small Cap Market, American Stock Exchange, New York Stock Exchange or OTC Bulletin Board.

     There is no guarantee that we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement, or that we will be able to draw on the entire $15 million equity line.

     Jameson also received a five-year warrant to purchase 1,506,024 shares of common stock at an exercise price of $1.02. The warrant is exercisable after January 10, 2002 and expires July 10, 2006. The shares issuable upon exercise of the warrant were included in the registration statement on Form S-2 on July 19, 2001.

     As of September 30, 2001, we have drawn down gross proceeds of $1.2 million on the equity line by selling 4,582,302 shares of our common stock to Jameson Drive LLC at a price per share of $0.265 in two "put" transactions.

UTTC Series TK Convertible Preferred Stock and Series T Warrants

     The series TK preferred stock was issued by UTTC on June 4, 1999, in a private placement with TK Holdings, Inc. and one of its principals. UTTC issued 145,700 shares of series TK convertible preferred stock and series T warrants to purchase 200,000 shares of Ashton common stock at $10.00 per share for gross proceeds of $2,000,000.

     On September 24, 2001, we entered into an exchange agreement with the UTTC series TK preferred stock investors. We received 72,850 shares of series TK preferred stock, all of the outstanding 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada, in exchange for Ashton's investment in JAGfn. Our 5% equity investment in JAGfn was purchased for $1,500,000 on February 6, 2001. As a result of this exchange, we recorded a reduction in other assets of $1,500,000, a reduction in minority interest of $1,000,000 and a loss of $500,000 during the three months ended September 30, 2001. Further, our ownership in Ashton Canada was increased from 51% of the voting equity to 90% after the exchange.

     We also exchanged 72,850 shares of UTTC series TK preferred on March 9, 2001 for 733,945 shares of our common stock with a value of $1,000,000. The UTTC series TK preferred stock was presented as a minority interest on the consolidated balance sheet at its liquidation preference of $1,000,000 as of March 31, 2001.

     The series T warrants vested in quarterly installments beginning in June 2000. The fair value of the warrants was being recorded as dividends over the vesting period. During each of the six-month periods ended September 30, 2001 and 2000, we recorded dividends of $304,300 upon vesting of 50,000 of the series T warrants.

Series K Warrants

     In connection with our agreement to form Ashton Canada in December 1999, we issued series K warrants to purchase 500,000 shares of Ashton common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants are exercisable for a period of two years beginning on June 4, 2000. On December 20, 2000, the series K warrant began vesting in quarterly installments of 125,000 shares, and became fully vested on September 30, 2001. During the three months ended September 30, 2001, we recorded a dividend of $512,450 upon vesting of 125,000 of the series K warrants. Ashton received 309,500 of the series K warrants from TK Holdings in an exchange on September 24, 2001. (See "UTTC Series TK Convertible Preferred Stock and Series T Warrants").

4. RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

     We have utilized the Dover Group, Inc. for consulting services related to our financing and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. During the six months ended September 30, 2000, we paid consulting fees to Dover amounting to $80,000. Effective September 1, 2000, Ashton and Mr. Rittereiser entered into an employment agreement, pursuant to which Mr. Rittereiser is compensated by Ashton and UTTC directly, and the consulting arrangement with Dover was terminated.

     In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000. Morgan Stanley requested that we provide additional credit enhancements to secure the Rittereiser loan, in the form of a collateralized guarantee by Ashton. In September 2001, Mr. Rittereiser repaid the Rittereiser loan, and Morgan Stanley discharged the guarantee and released our collateral.

Adirondack Capital, LLC

     In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $60,000 in each of the six-month periods ended September 30, 2001 and 2000. During the three months ended September 30, 2000, we also paid Adironack a fee of $75,000 to terminate a fee agreement for advisory services provided by Adirondack to eMC.

     In connection with the equity line of credit agreement with Jameson Drive LLC we executed in February 2001, we issued 50,000 restricted shares of our common stock to Adirondack for its assistance in structuring the agreement. On June 27, 2001, Adirondack agreed to return the shares, and on July 10, 2001, we amended the equity line agreement. (See "Stockholders' Equity (Deficit)".) Adirondack will not receive any compensation in connection with either the original or the amended equity line agreement.

5.  NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- month and six-month periods ended September 30, 2001 and 2000 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

6.  COMPREHENSIVE LOSS

     Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $2,951,054 and $4,268,265, respectively, for the three months ended September 30, 2001 and 2000, and $6,902,817 and $7,377,024,
respectively for the six months ended September 30, 2001, and 2000.

7.  CONTINGENT LIABILITY

     Following the sale of shares of our common stock in May 2001 by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X of the Securities and Exchange Commission. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-
3. Thus, the prospectus used by the selling stockholders did not meet the requirements of, and the sale of the shares was not properly registered pursuant to, the Securities Act of 1933. Consequently, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the date of their respective purchases of common stock, to recover from us (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. These refunds or damages could total up to approximately $2.1 million, plus interest, in the event that investors suffer a total loss of their investment during this period and seek refunds or damages.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

9. SUBSEQUENT EVENTS

     On November 6, 2001, the Nasdaq Listing Qualifications Panel notified us that it has determined to delist our common stock from the Nasdaq National Market, effective with the open of business on November 7, 2001. In its notice, the Panel noted that we failed to present a definitive plan to achieve and sustain compliance with the minimum net tangible assets/ shareholders' equity requirement for continued listing on the Nasdaq National Market as required by Nasdaq Marketplace Rule 4450(a)(3), and that we did not satisfy the requirements for continued listing on the Nasdaq SmallCap Market. Our common stock immediately began trading on the OTC Bulletin Board on November 7, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We are an eCommerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. Our focus is to develop and operate alternative trading systems, serving the needs of exchanges, institutional investors and broker-dealers in the U.S. and internationally. Our target customers are securities exchanges, institutions, broker-dealers, and other members of the professional investment community. Our goal is to enable these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and lower transaction fees.

     During August 1999, we launched our electronic volume-weighted average price trading system (eVWAP(TM)) for 20 selected New York Stock Exchange-listed U.S. stocks. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. Our eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded "regular way" during the day on all U.S. securities exchanges as reported to the Consolidated Tape. We currently operate the pre-opening eVWAP as a facility of the Philadelphia Stock Exchange. We also have an agreement with the Toronto Stock Exchange to introduce eVWAP for Canadian stocks as a facility of the Toronto Stock Exchange.

     We continue to enhance our product offering as we market our intelligent matching systems and integrate new customers. As of September 30, 2001, we have integrated approximately 64 institutions, 55 broker-dealers, 11 national clearing firms and 13 trade order management systems to the pre-opening eVWAP. Our sales force is focusing on introducing and integrating additional institutions and liquidity providers to our trading systems and defining the market demand for additional product features.

     Accordingly, the "guaranteed fill program" was incorporated as a new feature of the pre-opening eVWAP during July 2001. In preparation of the guaranteed fill program, we expanded the eligible securities in April 2001 to the S&P 500 stocks, which include approximately 70 Nasdaq stocks. This program has resulted in significant liquidity in eVWAP, and has enhanced the match efficiency of our customers. As a result, the liquidity available to institutions participating in the pre-open eVWAP guaranteed fill program has increased to approximately 100 million shares per day.

     The guaranteed fill program has been offered to six institutional customers. Our marketing efforts are directed at expanding both the number of institutions utilizing this program and the number of firms participating in eVWAP as liquidity providers. We also intend to incorporate this program into our other matching sessions.

     We generate revenues on a per transaction basis for shares traded through eVWAP. We also generate commission revenue on a per transaction basis for orders executed through Croix Securities, Inc. Croix, which acts as an anonymous electronic broker, provides electronic trade execution services utilizing eVWAP and other liquidity sources to assist our clients in the execution of their trades. Since July 2001, Croix has also been providing pre-opening eVWAP execution services on Nasdaq stocks to its customers. On October 8 2001, a post-opening eVWAP matching session became operational through Croix. We anticipate customer use of the post-opening session to commence by December 2001. We are currently working to launch an eCLOSE matching session through Croix that will provide users with a "market-on-close" price.

     We have also been working with the Philadelphia Stock Exchange on several initiatives. On April 30, 2001, the Philadelphia Stock Exchange received immediate effectiveness of a rule filing with the SEC, which among other things, expands the number of securities eligible to match in eVWAP, to include any exchange-traded component issue of the Standard & Poor's (S&P) 500 Index and any listed issue designated by S&P for inclusion in the index. In response to market demand, we are also working with the Philadelphia Stock Exchange to:

     .    introduce eVWAP on Nasdaq issues;

     .    introduce an eCLOSE product for listed and Nasdaq issues;
     . implement multiple eVWAP matching sessions for both listed and Nasdaq issues, and;
     . obtain the eligibility for exchange-traded funds, or ETFs, on the eVWAP.

     In order to allow us additional flexibility, we are pursuing other venues in which to launch these products. On March 30, 2001, we filed the appropriate regulatory documents with the NASD apprising them of our intent to operate CroixNet, an Alternative Trading System, pursuant to the SEC's regulations on Alternative Trading Systems. We filed a "Form ATS Initial Operations Report" with the SEC on April 19, 2001. On August 3, 2001, the NASD granted our application to operate CroixNet. We plan to operate CroixNet as an intelligent matching system that will execute trades in listed and Nasdaq issues at eCLOSE prices, based on primary exchange market and Nasdaq closing prices. Participants will receive confidential, binding match reports before the New York Stock Exchange and Nasdaq close, with the eCLOSE prices automatically ascribed to such trades following the market close.

     We conduct our business through four operating subsidiaries and joint ventures. Each of our subsidiaries and joint ventures contributes to our mission of developing and operating alternative trading systems to serve the needs of global exchanges, institutional investors and broker-dealers. These companies comprise the primary segment of our business, intelligent matching systems, and include:

     .    Universal Trading Technologies Corporation ("UTTC"), and its
          subsidiaries:
     .    - Croix Securities, Inc.,
     .    - REB Securities, Inc. and
     .    ATG Trading, LLC
     .    Ashton Technology Canada, Inc. ("Ashton Canada"), and
     .    Kingsway-ATG Asia, Ltd. ("KAA")

     On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary Electronic Market Center ("eMC") to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred an operating loss of $1,966 and a gain on disposal of $601,267 in the six months ended September 30, 2001. These items are reflected as discontinued operations in our consolidated financial statements.

     Since our inception we have not realized an operating profit and have reported significant losses. Our business is subject to significant risks, as discussed further in the section entitled "Factors That May Affect Future Results".

Results of Operations

For the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     We incurred a net loss from continuing operations totaling $3,539,915, or $0.13 per share, for the three months ended September 30, 2001, compared to $3,775,080, or $0.14 per share, for the three months ended September 30, 2000. The decrease in the net loss from continuing operations is primarily due to a $1.2 million increase in revenues which was offset by a $1.1 million increase in brokerage, clearing and exchange fees. Total costs and expenses, excluding brokerage, clearing and exchange fees, decreased by $523,450, while other expenses, interest expense and equity in losses of affiliates, net of interest income, increased 373,784.

     Revenues totaled $1,206,726 for the three-month period ended September 30, 2001, and $37,778 for the three-month period ended September 30, 2000. The revenues in each three-month period were generated entirely by our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. The increase in revenues is a result of the increase in the aggregate number of shares executed to 102.4 million during the three-month period ended September 30, 2001 from 5.2 million shares during the same period last year. During the three months ended September 30, 2001, Croix accounted for 75.1 million of the total shares executed in the eVWAP system. Croix also executed an additional 7.4 million Nasdaq shares away from eVWAP at a volume-weighted average price.

     Salaries and employee benefits decreased 5% to $1,366,971 for the three-month period ended September 30, 2001 from $1,438,695 for the three-month period ended September 30, 2000. During the three-month periods ended September 30, 2001 and 2000, we employed an average of 47 and 49 employees, respectively. At September 30, 2001, we had a total of 42 employees.

     Professional fees decreased 56% to $404,638 from $922,671 during the three-month periods ended September 30, 2001 and 2000, respectively. The decrease was primarily a result of decreases in outsourced labor and legal expenses. We paid $135,151 and $275,236 in outsourced labor during the three-month periods ended September 30, 2001 and 2000, respectively.

     Brokerage, clearing and exchange fees increased to $1,218,287 for the three months ended September 30, 2001 from $134,838 for the three months ended September 30, 2000. This increase is a result of the costs associated with increased trades executed through Croix Securities, including clearing costs and fees paid to liquidity providers.

     Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the three-month period ended September 30, 2001 increased 50% to $232,266 from $155,190 for the three-month period ended September 30, 2000. The increase was caused by a higher gross property and equipment balance at September 30, 2001 due to capital expenditures made throughout the year for furniture and fixtures and computer equipment for the development and operation of our intelligent matching systems. Capital expenditures decreased to $40,330 for the three months ended September 30, 2001 compared to $901,978 in the same period last year.

     We recorded a non-cash compensation charge of $10,027 in the three-month period ended September 30, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. No options were issued to non-employees during the three-month period ended September 30, 2001.

     We recorded a loss on proprietary trading activities of $103,215 during the three-month period ended September 30, 2001. The trading account is used by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. During the three-month period ended September 30, 2000 we recorded a loss on trading activities of $60,814.

     Selling, general and administrative expenses totaled $853,512 and $896,655 for the three-month periods ended September 30, 2001 and 2000, respectively.
The 5% decrease is primarily a result of lower travel expenses and marketing costs, partially offset by higher occupancy costs and insurance premiums. Marketing expenses decreased approximately $47,000 due to marketing activities during the three-month period ended September 30, 2000 which did not recur in the current period. Travel expenses were down approximately $65,000 as a result of fewer employees and an effort to reduce such costs in the current period. Occupancy expenses increased 12% during the three-month period ended September 30, 2001 as compared to the same period last year due to additional rent for our Philadelphia corporate headquarters beginning in July 2001.

     Interest income decreased to $26,461 for the three months ended September 30, 2001 from $346,622 for the three months ended September 30, 2000, as a result of the lower average cash and cash equivalents balances. Interest expense of $87,963 was recorded in the three months ended September 30, 2001 related to the secured convertible note that we executed in exchange for the outstanding shares of the series F convertible preferred stock on July 10, 2001.

     Other expense for the three months ended September 30, 2001 includes a loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada. Other expense for the three months ended September 30, 2000 includes a charge of $106,875 for 30,000 shares of common stock issued in connection with the acquisition of Hudson Knights Securities, LLC in July 2000.

     Equity in loss of affiliates for the three months ended September 30, 2000 amounted to $432,852, which represents Ashton's portion of the net loss of KAA, which was primarily a result of unrealized losses on the trading portfolio. In accordance with the equity method of accounting, our portion of KAA's losses have been recognized only to the extent of our investment balance in KAA, which was written down to zero in the three months ended June 30, 2001. Our portion of any future income of KAA will be recognized once it exceeds the previously unrecognized losses.

For the Six Months Ended September 30, 2001 Compared to the Six Months Ended September 30, 2000

     We incurred a net loss from continuing operations totaling $7,514,452, or $0.27 per share, for the six months ended September 30, 2001, compared to $6,602,541, or $0.25 per share, for the six months ended September 30, 2000. Revenues for the six months ended September 30, 2001 increased $1.3 million from the prior year period. The increase in revenues was offset by a $1.7 million increase in total costs and expenses, primarily as a result of increased brokerage, clearing and exchange fees, as well as an increase in other expenses, including interest expense, equity in loss of affiliates, and net of interest income, of $504,616.

     Total revenues were $1,412,464 for the six-month period ended September 30, 2001, and $83,895 for the six-month period ended September 30, 2000. The revenues in each three-month period were generated entirely by our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. The increase in revenues is a result of the increase in the aggregate number of shares executed to 149.6 million during the six-month period ended September 30, 2001 from 11.3 million shares during the same period last year. During the six months ended September 30, 2001, Croix accounted for 85.3 million of the total shares executed in the eVWAP system. Croix also executed an additional 7.4 million Nasdaq shares away from eVWAP at a volume-weighted average price.

     Salaries and employee benefits increased 10% to $2,924,633 for the six-month period ended September 30, 2001 from $2,663,184 for the six-month period ended September 30, 2000. The increase was due to a larger number of employees during the first three months of the period, as well as an increase in medical insurance costs. During the six-month periods ended September 30, 2001 and
2000, we employed an average of 51 and 46 employees, respectively.    We had a
total of 42 employees at September 30, 2001.

     Professional fees decreased 14% to $1,197,903 from $1,391,596 during the six-month periods ended September 30, 2001 and 2000, respectively. The decrease was primarily a result of a decrease in legal expenses during the period, partially offset by an increase in outsourced labor. We paid $437,449 and $363,124 in outsourced labor during the six-month periods ended September 30, 2001 and 2000, respectively.

     Brokerage, clearing and exchange fees increased to $1,751,790 for the six months ended September 30, 2001 from $294,983 for the six months ended September 30, 2000. This increase is a result of the costs associated with increased trades executed through Croix Securities, including clearing costs and fees paid to liquidity providers.

     Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the six-month period ended September 30, 2001 increased 76% to $482,171 from $273,856 for the six-month period ended September 30, 2000. The increase was caused by a higher gross property and equipment balance at September 30, 2001 due to capital expenditures made throughout the year for furniture and fixtures and computer equipment for the development and operation of our intelligent matching systems. Capital expenditures decreased to $155,251 for the three months ended September 30, 2001 compared to $1,087,068 in the same period last year.

     We recorded a non-cash compensation charge of $20,054 in the six-month period ended September 30, 2000 related to the issuance of non-employee stock options to consultants and professional advisors. No options were issued to non-employees during the six-month period ended September 30, 2001.

     We recorded a loss on proprietary trading activities of $374,732 during the six-month period ended September 30, 2001. The trading account is used by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. During the six-month period ended September 30, 2000 we recorded a loss on trading activities of $285,051.

     Selling, general and administrative expenses totaled $1,680,827 and $1,747,468 for the six-month periods ended September 30, 2001 and 2000, respectively. The 4% decrease is primarily a result of lower marketing costs and travel expenses, partially offset by higher insurance premiums, occupancy costs, and information processing and communications expenses. Marketing expenses decreased approximately $237,000 due to marketing activities during the six-month period ended September 30, 2000 which did not recur in the current period. Occupancy expenses increased 17% during the three-month period ended September 30, 2001 as compared to the same period last year due to additional rent for our Philadelphia corporate headquarters beginning in July 2001. Information processing and communications expenses increased as a result of the higher communications costs related to the operation of eVWAP.

     Interest income decreased to $90,448 for the six months ended September 30, 2001 from $742,455 for the six months ended September 30, 2000, as a result of the lower average cash and cash equivalents balances. Interest expense of $87,963 was recorded in the six months ended September 30, 2001 related to the secured convertible note that we executed in exchange for the outstanding shares of the series F convertible preferred stock on July 10, 2001.

     Other expense for the six months ended September 30, 2001 includes a loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada. Other expense for the six months ended September 30, 2000 includes a charge of $106,875 for 30,000 shares of common stock issued in connection with the acquisition of Hudson Knights Securities, LLC in July 2000.

     Equity in loss of affiliates for the six months ended September 30, 2001 and 2000 amounted to $11,095 and $637,839, respectively, representing Ashton's portion of the net losses of KAA. Our portion of KAA's loss for the six months ended September 30, 2001 was only recognized to the extent of our remaining investment balance, in accordance with the equity method of accounting.

Discontinued Operations

     On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary Electronic Market Center ("eMC") to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

     We recognized a loss on the discontinued operations of eMC of $1,077 and a gain on the disposal of eMC of $601,267, or net income of $0.02 per share during the three months ended September 30, 2001, compared to a loss of $517,792 or $0.02 per share during the three months ended September 30, 2000. eMC incurred an operating loss of $1,966 and a gain on disposal of $601,267, or net income of $0.02 per share in the six months ended September 30, 2001, compared to a loss of $804,493, or $ 0.03 per share during the six months ended September 30, 2000. The gain on the disposal of eMC during the three months ended September 30, 2001 was a result of liabilities settled during the period. The losses from operations during the three-month and six-month periods last year were comprised primarily of salaries and benefits, and consulting fees related to the development of eMC's technology platform.

Liquidity and Capital Resources

     At September 30, 2001, we had total assets of $5,437,006 compared to $13,065,778 at March 31, 2001. Current assets at September 30, 2001 totaled $2,707,639 and current liabilities from continuing operations were $741,960. Stockholders' equity (deficiency) decreased to ($3,661,800) at September 30, 2001 from $2,898,089 at March 31, 2001 due primarily to the increase in accumulated deficit as a result our net loss of $6,915,151 for the six months ended September 30, 2001. Other changes in stockholders' equity (deficiency) during the period were a $1,200,000 increase related to two equity line transactions, a decrease of $89,437 in issuance costs related to the equity line, and a decrease of $747,809 related to the accrued premium on the series F preferred stock, which was exchanged for a secured convertible note. The premium was included in the principal amount of the note and reclassified from additional paid-in-capital to long-term liabilities at the time of the exchange in July 2001.

     At September 30, 2001, our principal sources of liquidity consisted of cash and cash equivalents of $1,919,488, compared to cash and cash equivalents of $6,028,883 and securities available for sale of $1,483,350 at March 31, 2001. The decrease in cash and cash equivalents and securities available for sale is primarily a result of the net loss for the six months ended September 30, 2001 of $6,415,151.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying consolidated financial statements, we only generated revenues of approximately $1,412,464 and $83,895, we incurred net losses of approximately $6,915,151 and $7,407,034, and we generated cash flow deficiencies from operating activities of approximately $6,524,962 and $3,448,371, during the six months ended September 30, 2001 and 2000, respectively. As a result, we have accumulated a deficit of approximately $3,661,800 as of September 30, 2001.

     We believe that our profitability will depend significantly upon our ability to generate revenues from our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. We currently derive all of our revenues on a per transaction basis from eVWAP trades and orders executed through Croix Securities. During the remainder of the current fiscal year, we expect to generate increasing revenues from eVWAP and from commissions for orders executed on behalf of our customers through Croix. Certain uncertainties that may cause our actual results to contradict the foregoing forward-looking statement include whether there will be continued growth in demand for the eVWAP and other electronic trade execution services, the related costs of generating revenues from those services, whether we will be able to successfully deploy the other trading systems in development, and our ability to respond to regulatory and technological changes and customer demands. Therefore, we believe we will need additional equity or debt financing to sustain operations until we can generate sufficient revenue to offset our cash expenses and achieve profitability.

     As further described in Note 3 herein, we entered into an amended equity line arrangement with Jameson Drive LLC on July 10, 2001. The amended equity line arrangement, in the form of a securities purchase agreement, provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period. During this period, we may, at our sole discretion, request a draw on the equity line by selling our common stock to Jameson. Jameson will be obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares we sell to Jameson is not fixed, but will be based on a formula that is tied to the market price of our common stock at the time of the sale. The maximum amount that we can sell over the 24-month term of the agreement is $15 million, and we are committed to drawing a minimum of $2.5 million. Generally, we must wait twenty trading days between draws on the equity line, and the amount of each draw is limited to between $100,000 and $1 million. We must satisfy certain conditions before Jameson is obligated to buy shares from us. One of the conditions is that we file a registration statement with the SEC covering the shares to be sold to Jameson, and that it be declared effective and remain effective. We filed a registration statement on Form S-2, which was declared effective by the SEC on August 20, 2001, covering the resale of 7,500,000 shares of stock which we may issue under the equity line. There can be no assurance that the registration statement will remain effective.

     Our cash and cash equivalent position of approximately $1,919,488 as of September 30, 2001 results primarily from the sale of 4,582,302 shares of our common stock to Jameson during the three months ended September 30, 2001 which resulted in gross proceeds of $1,200,000. We project that as a result of our ability to require purchases of our common stock under the equity line, we will have sufficient financial resources to enable us to continue to operate for at least the next six months. However, if we cannot achieve profitability or obtain additional financing from Jameson, we would need to negotiate alternative financing plans to complete our strategic plans or we may be forced to restructure, file for bankruptcy or cease operations.

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

Risks Related to Our Company

We have a limited operating history which makes it difficult to evaluate our business

     We have never realized any operating profit and have reported significant losses. We were founded in 1994 as a development stage company with no operating history. We currently derive all of our revenues on a per transaction basis for eVWAP trades and orders executed through Croix. We expect to generate future revenues from the other intelligent matching system products we are developing. Our future success will depend on continued growth in demand for our eVWAP system and other electronic trade execution services, the other trading systems in development, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

You may suffer dilution in the future upon issuance of our common stock

     On July 10, 2001, we entered into an amended financing arrangement with Jameson Drive LLC in the form a $15 million equity line securities purchase agreement. On September 25, 2001, our stockholders voted to approve our issuance of the maximum number of shares of common stock that we may be entitled to cause Jameson to purchase under the equity line. The future issuance of shares of our common stock to Jameson under the equity line may result in significant dilution to our stockholders and may depress the market price of your investment. Moreover, as all the shares we sell to Jameson will be available for immediate resale, the mere prospect of our sales to Jameson could depress the market price for our common stock. The shares of our common stock issuable to Jameson under the equity line facility will be sold at a 10% discount to the defined market price of our common stock at the time of the sale. Because Jameson is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our common stock market price does decline, this could further accelerate sales of our common stock.

     On July 13, 2001, we entered into a securities exchange agreement with RGC International Investors, LDC, whereby the then outstanding shares of our series F preferred stock, plus accrued premium, were exchanged for a secured convertible note, maturing on August 18, 2003. The note is convertible into shares of our common stock at the lesser of $1.00 per share or the average of the five lowest closing bid prices during the 22 trading days prior to conversion. We have filed a registration statement on Form S-3 to register 16,127,508 shares of common stock underlying the secured convertible note. On September 25, 2001, our stockholders voted to approve the issuance of a sufficient number of shares of our common stock to meet our obligations under the secured convertible note. The actual number of shares of common stock that may become issuable upon conversion of the secured convertible note is indeterminate, and is subject to a number of factors, including the future market price of our common stock and the amount of interest that has accrued through the date of each conversion. The future issuance of these additional shares of common stock may result in significant dilution to our stockholders and may depress the market price of your investment. The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the market price of the common stock.

     We currently have commitments to issue and register an undetermined number of additional shares of our common stock. We may also issue options, warrants or other derivative securities that are convertible into our common stock. The public sale of our common stock by Jameson and other stockholders that control large blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. Also, the market price for our common stock could drop due to the perception that the sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

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

We may be limited in our ability to draw on the securities purchase agreement with Jameson Drive

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

     We must satisfy certain conditions before Jameson is obligated to buy [Ashares from us including that the registration statement covering the shares be declared effective by the SEC and remain effective. There can be no guarantee that we will be able to meet these and other conditions, or that we will be able to draw a sufficient amount under the $15 million securities purchase agreement. If we are unable to draw a sufficient amount, our cash and cash equivalents may not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us on acceptable terms or at all.

We may need additional financing to fund our operations

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

The liquidity and market price of our common stock may be adversely affect by our delisting from the Nasdaq Stock Market

          On November 6, 2001, the Nasdaq Listing Qualifications Panel notified us that it has determined to delist our common stock from the Nasdaq National Market, effective with the open of business on November 7, 2001. In its notice, the Panel noted that we failed to present a definitive plan to achieve and sustain compliance with the minimum net tangible assets/ shareholders' equity requirement for continued listing on the Nasdaq National Market as required by Nasdaq Marketplace Rule 4450(a)(3), and that we did not satisfy the requirements for continued listing on the Nasdaq SmallCap Market. Our common stock immediately began trading on the OTC Bulletin Board on November 7, 2001.

     As a result of our common stock trading on the OTC Bulletin Board, commonly referred to as the "pink sheets", it could be more difficult to sell, or obtain an accurate quotation as to the price of, our common stock. In addition, it is subject to the so-called penny stock rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions. For transactions covered by the penny stock rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose commissions payable to the broker-dealer and the registered representative, and current quotations for the security as mandated by the applicable regulations. Additionally, a broker-dealer may find it to be more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

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

Our business is highly volatile and our quarterly results may fluctuate significantly

We have experienced an increase in the volume of trades executed through our systems, and volatility of such trading volume from session to session during the past year. These fluctuations may have a direct impact on our operating results and may cause significant fluctuations in our inter-day profitability. We cannot assure you that the volatility in our daily trading volume will not continue. Moreover, the continued volatility in the securities markets, particularly in technology-related securities, could result in significant proprietary trading losses. These losses could have a material adverse effect on our business, financial condition and operating results.If demand for our services declines and we are unable to adjust our cost structure on a timely basis, our business, financial condition and operating results may be materially adversely affected.

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

We may be unable to acquire new businesses and maintain existing relationships that benefit our business

          We have acquired or invested in companies and strategic alliances and may seek to do so in the future. Acquisitions may entail numerous risks. We may not be able to integrate successfully any operations, personnel, services or products of companies that we acquire in the future. In addition, we have established a number of relationships with information providers, clearing firms, institutional investors and other firms. These relationships and others we may enter into in the future are and will be important to our business and growth prospects. We may not be able to maintain these relationships or develop new relationships.

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

Risks Related to Our Management

We depend on key employees, and the loss of any of those employees may harm our business

     Our future success depends upon the continued service of certain of our executive officers and key technology personnel. If we lost the services of one or more of our key employees it could have a material adverse effect on our business. In particular, the services of Fredric W. Rittereiser, Fred S. Weingard, Arthur J. Bacci, and William W. Uchimoto would be difficult to replace. We have entered into multi-year employment agreements with Messrs. Rittereiser and Weingard, and plan to enter into similar agreements with Messrs. Bacci and Uchimoto. We have obtained "key-man" life insurance on each of these individuals. We further believe our future success will depend upon our ability to attract and retain additional highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel in the information technology development industry is intense. If we are unable to attract and retain such personnel, it could have a material adverse effect on our business, operating results, and consolidated financial operations.

Sales or grants of stock to our employees and key individuals will reduce your ownership percentage

     We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership in Ashton of the then-existing stockholders. Currently, we have reserved 6,450,000 shares of our common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of our common stock for issuance pursuant to our 1999 Stock Option Plan, and 3,000,000 shares of our common stock for issuance pursuant to our 2000 Incentive Plan. In the aggregate, we have already granted options to purchase 8,265,166 shares of common stock under all three stock option plans. Of the total options granted, options to purchase 7,355,627 shares have not been exercised. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock.

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

Risks Related to Our Industry

We are subject to risks associated with the securities industry generally

     The securities business is subject to various risks, including customer default, employees' misconduct, errors and omissions by traders and order takers, and litigation. These risks are often difficult to detect beforehand or to deter. Losses associated with these risks could have a material adverse effect on our business, financial condition and operating results.

     We derive most of our revenue from trading in existing equity securities, currently limited to the largest 300 issues and the stocks comprising the S&P 500 index. Any reduction in revenues resulting from a decline in the secondary market trading volume for these equity securities could have a material adverse effect on our business, financial condition and operating results. Additionally, a decline in cash flows into the U.S. equity markets or a slowdown in equity trading activity by broker-dealers and other institutional investors may have an adverse effect on the securities markets generally and could result in lower revenues from our trading system activities.

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

     On June 11, 2001, Ashton filed its response requesting the arbitration be dismissed against Ashton with prejudice or that Ashton be removed as a respondent to the matter. Ashton believes the claim has no merit and intends to defend it vigorously. We cannot predict the outcome of the arbitration, nor can we reasonably estimate a range of possible loss given the current status of the matter. The arbitration proceedings are currently ongoing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2001, the 2001 Annual Meeting of Stockholders was held in Philadelphia, PA. At the meeting, the following items were acted upon by a vote of security holders: (i) the election of eight directors of Ashton to serve until the next annual meeting or until their successors have been duly elected and qualified; (ii) approval of the issuance of a sufficient number of shares of common stock necessary to allow Ashton to meet its obligations under the $5.1 million secured convertible note with RGC International Investors, LDC; and (iii) the approval of the issuance of an undetermined number of shares of common stock under a securities purchase agreement with Jameson Drive LLC, which provides for the sale by Ashton of up to $15 million worth of common stock over a two year period. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes was as follows:

     (i)    Election of directors:

            Name of                            (Withhold Authority)
            Nominee                         For       Against      Abstain
            -------                         ---       -------      -------
            Arthur J. Bacci              30,903,661      --        345,979
            Thomas G. Brown              30,824,711      --        424,929
            Buntzie Ellis Churchill      30,902,251      --        347,389
            Wayne H. Coleson             30,911,351      --        338,289
            K. Ivan F. Gothner           30,767,796      --        481,844
            Fredric W. Rittereiser       30,769,301      --        480,339
            William W. Uchimoto          30,913,501      --        336,139
            Fred S. Weingard             30,901,451      --        348,189

     (ii) Approval of the issuance of a sufficient number of shares necessary to allow Ashton to meet its obligations under the $5.1 million secured convertible note with RGC International Investors, LDC:

               For         Against        Abstain       Broker Non-Votes
               ---         -------        -------       ----------------

            6,751,699      734,332        146,778          23,616,831

     (iii) Approval of the issuance of an undetermined number of shares of common stock under a securities purchase agreement with Jameson Drive LLC, which provides for the sale by Ashton of up to $15 million worth of common stock over a two year period:

               For         Against        Abstain       Broker Non-Votes
               ---         -------        -------       ----------------

            5,895,326     1,480,195       257,288          23,616,831

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          10.1 Amendment, effective September 1, 2001, by and between UTTC, Dover Group, Inc., The Ashton Technology Group, Inc. and the Philadelphia Stock Exchange, Inc.

     (B)  Reports on Form 8-K

          On September 24, 2001, we filed a Current Report on Form 8-K, on which we reported under Item 5 that we completed the sale of 4,528,302 shares of common stock for gross proceeds of $1.2 million pursuant to two "put" transactions under the securities purchase agreement dated July 10, 2001 with Jameson Drive LLC.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                                  (Registrant)


Date:  November 7, 2001                 By:  /s/ Jennifer L. Andrews
       --------------------------          ------------------------------
                                           Jennifer L. Andrews
                                           Senior Vice President and
                                           Chief Financial Officer