Form 10-Q
period 2001-12-31
ASHTON TECHNOLOGY GROUP INC
filed 2002-02-14
CIK 1003740

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ______________


                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2001

                                       OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____ to ____
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

             Common Stock $.01 par value            68,162,250
                  (Title of Class)                  (No. of shares as
                                                    of February 14, 2002)

                       THE ASHTON TECHNOLOGY GROUP, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                                     PAGE
Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - December 31, 2001 and March 31, 2001 ...     4

          Consolidated Statements of Operations -
          For the Three and Nine Months Ended December 31, 2001 and 2000 .......     5

          Consolidated Statements of Cash Flows -
          For the Nine Months Ended December 31, 2001 and 2000 .................     6

          Notes to Consolidated Financial Statements ...........................     8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..................................................    16

        Additional Factors that may Affect Future Results ......................    23

Item 3. Quantitative and Qualitative Disclosures about Market Risk .............    30


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ......................................................    30

Item 2. Changes in Securities and Use of Proceeds ..............................    31

Item 3. Defaults Upon Senior Securities ........................................    31

Item 4. Submission of Matters to a Vote of Security Holders ....................    31

Item 5. Other Information ......................................................    31

Item 6. Exhibits and Reports on Form 8-K .......................................    31

Signatures .....................................................................    32

                        PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: our ability to close the securities purchase agreement with OptiMark Innovations, Inc. dated as of February 4, 2002, and to obtain from OptiMark Innovations, Inc. the capital and intellectual property sought through that transaction; availability of capital and the terms on which we could obtain such capital until the closing of the securities purchase by OptiMark Innovations, Inc.; our ability to successfully operate and obtain sustained liquidity in our eVWAP(TM) and other trading systems; our ability to develop intended products; fluctuations in securities trading volumes, prices or liquidity; volatility of foreign securities exchanges, namely the domestic exchanges in Canada and Hong Kong; our dependence on arrangements with self-regulatory organizations; dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; ability to develop markets; changes in business strategy or development plans; availability of qualified personnel; changes in government regulation; potential liability under the Securities Act of 1933; general economic and business conditions; and other factors referred to in this Form 10-Q. For a discussion of certain factors that might cause our performance to differ from expected results, see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and our other periodic reports and registration statements filed with the Securities Exchange Commission (the "SEC" or "Commission").

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

ITEM 1.                           FINANCIAL STATEMENTS

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,     March 31,
                                                                                                 2001            2001
                                                                                             (Unaudited)      (Audited)
                                                                                            ------------    ------------
Assets

Cash and cash equivalents ...............................................................   $    960,250    $  6,028,883
Securities available-for-sale ...........................................................              -       1,483,350
Accounts receivable .....................................................................        268,666          66,695
Current portion of notes receivable .....................................................              -         131,700
Prepaid expenses and other current assets ...............................................        244,955         787,640
                                                                                            ------------    ------------
          Total current assets ..........................................................      1,473,871       8,498,268

Notes receivable, net of current portion ................................................              -          94,012
Property and equipment, net of accumulated depreciation .................................      1,756,574       2,319,080
Exchange memberships ....................................................................        356,652         356,652
Investments in and advances to affiliates ...............................................        302,916         141,144
Other investments .......................................................................              -       1,500,000
Other assets ............................................................................        112,253         156,622
                                                                                            ------------    ------------
     Total assets .......................................................................   $  4,002,266    $ 13,065,778
                                                                                            ============    ============

Liabilities and Stockholders' (Deficiency) Equity

Accounts payable and accrued expenses ...................................................   $  1,657,586    $    979,504
Net liabilities of discontinued operations ..............................................        131,609         806,030
                                                                                            ------------    ------------
Total current liabilities ...............................................................      1,789,195       1,785,534
Secured convertible note ................................................................      4,613,168               -
Other liabilities .......................................................................         35,885          18,438
                                                                                            ------------    ------------
     Total liabilities ..................................................................      6,438,248       1,803,972

Minority interest .......................................................................              -       4,000,000

Commitments and contingencies
Series F redeemable convertible preferred stock $0.01 par value - shares authorized:
20,000; shares issued and outstanding: none and 4,363 ...................................              -       4,363,717

Preferred Stock - shares authorized: 3,000,000
   250,000 shares designated as Series A; shares issued and outstanding: none ...........              -               -
   590,000 shares designated as Series B - (liquidation preference equals $440,000
     and $442,000); shares issued and outstanding; 44,000 and 44,200 ....................        440,000         442,000
Common stock - par value: $.01; shares authorized: 100,000,000;
   Shares issued and outstanding; 68,162,250 and 33,228,830 .............................        681,623         332,288
Additional paid-in capital ..............................................................     79,096,836      73,358,849
Accumulated deficit .....................................................................    (82,605,379)    (71,186,197)
Accumulated other comprehensive loss ....................................................        (49,062)        (48,851)
                                                                                            ------------    ------------
     Total stockholders' (deficiency) equity ............................................     (2,435,982)      2,898,089
                                                                                            ------------    ------------
     Total liabilities and stockholders' (deficiency) equity ............................   $  4,002,266    $ 13,065,778
                                                                                            ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                             Three Months Ended               Nine Months Ended
                                                                December 31,                    December 31,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Revenues ............................................   $    750,296    $     50,593    $  2,162,760    $    134,488
                                                        ------------    ------------    ------------    ------------

Expenses:

Salaries and employee benefits ......................      1,425,213       1,659,846       4,349,846       4,343,084
Professional fees ...................................        155,753         888,215       1,353,656       2,279,811
Brokerage, clearing and exchange fees ...............        751,152          20,090       2,502,942         315,073
Depreciation and amortization .......................        222,920         189,773         705,091         473,390
Loss on trading activities ..........................            747          39,169         375,479         324,220
Selling, general and administrative .................        827,203       1,230,952       2,508,030       2,968,659
                                                        ------------    ------------    ------------    ------------
   Total costs and expenses .........................      3,382,988       4,028,045      11,795,044      10,704,237
                                                        ------------    ------------    ------------    ------------

Loss from operations ................................     (2,632,692)     (3,977,452)     (9,632,284)    (10,569,749)
                                                        ------------    ------------    ------------    ------------

Interest income .....................................          8,928         241,957          99,376         984,412
Interest expense ....................................       (118,013)         (1,952)       (205,976)         (9,937)
Other income (expense) ..............................       (551,815)        413,980      (1,058,065)        307,105
Equity in income (loss) of affiliates ...............        262,580      (1,151,692)        251,485      (1,789,531)
                                                        ------------    ------------    ------------    ------------

Net loss from continuing operations .................   $ (3,031,012)   $ (4,475,159)   $(10,545,464)   $(11,077,700)
                                                        ============    ============    ============    ============

Loss from discontinued operations of eMC ............         (4,977)       (837,020)         (6,943)     (1,641,513)
Gain on disposal of eMC .............................              -               -         601,267               -
                                                        ------------    ------------    ------------    ------------

Total discontinued operations of eMC ................         (4,977)       (837,020)        594,324      (1,641,513)
                                                        ------------    ------------    ------------    ------------
Net loss ............................................   $ (3,035,989)   $ (5,312,179)   $ (9,951,140)   $(12,719,213)
                                                        ============    ============    ============    ============

Dividends attributed to preferred stock .............              -        (664,600)     (1,329,200)     (1,062,328)
Dividends in arrears on preferred stock .............         (9,981)       (148,552)       (138,840)       (425,724)
                                                        ------------    ------------    ------------    ------------

Net loss applicable to common stock .................   $ (3,045,970)   $ (6,125,331)   $(11,419,180)   $(14,207,265)
                                                        ============    ============    ============    ============

Basic and diluted net loss per common share from
continuing operations ...............................   $      (0.06)   $      (0.18)   $      (0.32)   $      (0.44)

Basic and diluted net income (loss) per common
share from discontinued operations ..................   $       0.00    $      (0.03)   $       0.02    $      (0.06)
                                                        ------------    ------------    ------------    ------------
Basic and diluted net loss per common share .........   $      (0.06)   $      (0.21)   $      (0.30)   $      (0.50)
                                                        ============    ============    ============    ============

Weighted average number of common shares
outstanding, basic and diluted ......................     48,369,605      28,939,687      38,589,965      28,586,531
                                                        ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                              Nine Months Ended December 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
Cash Flows from Operating Activities - Continuing Operations

Net loss from continuing operations .......................................   $(10,545,464)   $(11,077,700)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................        705,091         473,390
   Non-cash compensation charge for stock options .........................              -          30,081
   Amortization of discount on securities available for sale ..............              -         (16,537)
   Non-cash reimbursement of legal expenses ...............................              -        (413,980)
   Loss on sale of investment .............................................        536,216               -
   Common stock issued for Hudson Knights acquisition .....................              -         106,875
   Equity in (income) loss of affiliates ..................................       (251,485)      1,789,531
   Non-cash interest expense ..............................................        205,976               -
Changes in operating assets and liabilities
   Accounts receivable and prepayments ....................................       (201,971)       (200,286)
   Other current assets ...................................................        542,685
   Advances to affiliates .................................................         89,713               -
   Due from broker-dealer .................................................              -       2,000,000
   Other assets ...........................................................         44,369          97,261
   Accounts payable and accrued expenses ..................................        648,187        (149,240)
   Other liabilities ......................................................         17,447          11,798
                                                                              ------------    ------------
        Net cash used in operating activities .............................     (8,209,236)     (7,348,807)
                                                                              ============    ============

Cash Flows from Investing Activities - Continuing Operations

   Purchases of property and equipment, net ...............................       (142,585)     (1,511,338)
   Proceeds from sales of securities available for sale ...................      1,500,000               -
   Purchase of exchange membership ........................................              -         (90,000)
   Capitalized software development costs .................................              -         (19,897)
   Cash received from notes receivable ....................................        189,496          90,037
                                                                              ------------    ------------
        Net cash provided by investing activities .........................      1,546,911      (1,531,198)
                                                                              ============    ============

Cash Flows from Financing Activities - Continuing Operations

   Line of credit borrowings ..............................................              -       4,109,360
   Line of credit repayments ..............................................              -      (4,109,360)
   Preferred stock dividends paid in cash .................................              -         (28,825)
   Proceeds from issuance of common stock .................................      1,800,000               -
   Issuance costs related to equity financing .............................       (109,347)              -
   Proceeds from exercise of stock options ................................              -          65,624
                                                                              ------------    ------------
        Net cash (used in) provided by financing activities ...............      1,690,653          36,799
                                                                              ------------    ------------

Foreign currency translation adjustment ...................................        (16,863)         (9,550)
                                                                              ------------    ------------

Discontinued Operations

   Net cash used in operating activities ..................................        (87,322)     (1,609,588)
   Net cash provided by (used in) investing activities ....................          7,222      (2,060,751)
   Net cash provided by financing activities ..............................              -          15,000
                                                                              ------------    ------------
        Net cash used in discontinued operations ..........................        (80,098)     (3,655,339)
                                                                              ------------    ------------

Net decrease in cash and cash equivalents .................................     (5,068,633)    (12,508,095)
Cash and cash equivalents, beginning of period ............................      6,028,883      15,365,439
                                                                              ------------    ------------
Cash and cash equivalents, end of period ..................................   $    960,250    $  2,857,344
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Continued)


Supplemental disclosure of cash flow information:
   Receipt of Gomez common stock to effect Dover note repayment and
      reimbursement of legal costs ..........................................  $         -     $   884,563
                                                                               ===========     ===========
   Non-cash and accrued dividends on preferred stock ........................  $ 1,468,040     $   646,074
                                                                               ===========     ===========
   Exchange of series F preferred stock for secured convertible note ........  $ 5,111,526     $         -
                                                                               ===========     ===========
   Conversion of secured convertible note principal and interest ............  $   704,334     $         -
                                                                               ===========     ===========
   Exchange of UTTC series KW preferred stock for common stock ..............  $ 3,000,000     $         -
                                                                               ===========     ===========
   Exchange of UTTC series TK preferred stock for JAGfn investment ..........  $ 1,500,000     $         -
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

     These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

     To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of December 31, 2001, we had an accumulated deficit of $82,605,379, a working capital deficiency of $315,324, and stockholders' deficiency of $2,435,982, all of which raise substantial doubt as to our ability to continue as a going concern.

     We have developed a plan which we believe will enable us to continue operating for at least the next 12 months. The plan includes the purchase of approximately 80% of our common stock and the execution of a secured convertible note by OptiMark Innovations, Inc. for total consideration of $30 million, and interim bridge financing from HK Weaver Group, Limited for $500,000. Each of these transactions is more fully described in Note 2 below. The $30 million consideration to be paid by OptiMark Innovations includes $10 million in cash and intellectual property and other non-cash assets valued, for purposes of the securities purchase agreement, at $20 million. Closing of the OptiMark Innovations transaction is contingent upon, among other things, shareholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock and to define our interest and expectancy in specified business opportunities, completion of certain creditor negotiations, closing of a private equity investment in OptiMark Innovations, OptiMark Innovations' satisfaction with its due diligence investigation of Ashton, and installation of a new board of directors of Ashton reflective of OptiMark Innovations' ownership stake in Ashton. Should the securities purchase agreement with OptiMark Innovations not close, we would not have access to the capital or intellectual property being sought through the transaction. Without such additional capital, we will not have sufficient financial resources nor access to alternative resources that would permit continued business operations. Accordingly, Ashton would face the imminent and likely potential for bankruptcy or liquidation.

     While we believe we have developed a viable plan to enable us to close the transaction with OptiMark Innovations, there is no assurance that the transaction will close or will close on the terms described. The consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As of December 31, 2001, our operating subsidiaries and joint ventures included:

     . Universal Trading Technologies Corporation (UTTC), and its subsidiaries, Croix Securities, Inc. and REB Securities, Inc.
     .    ATG Trading LLC,
     .    Ashton Technology Canada, Inc., and
     .    Kingsway-ATG Asia, Ltd. (KAA).

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

     Electronic Market Center, Inc. (eMC) is also one of our majority-owned subsidiaries. On March 29, 2001, after being unable to find external funding or consummate a sale of eMC to a third party, its board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC incurred operating losses of $4,977 and $6,943 in the three-month and nine-month periods ended December 31, 2001, respectively, and a gain on the disposal of its operations of $601,267 in the nine-month period ended December 31, 2001. eMC's operating losses for the three-month and nine-month periods ended December 31, 2000 totaled $837,020 and $1,641,513, respectively. In accordance with APB Opinion No. 30 - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, eMC's results of operations have been reclassified as discontinued operations for all periods presented.

     The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation. All significant intercompany accounts and transactions by and among Ashton and its subsidiaries are eliminated in consolidation.

2. RECENT DEVELOPMENTS

Securities Purchase Agreement with OptiMark Innovations, Inc.

     On February 4, 2002, we entered into a securities purchase agreement with OptiMark Innovations, Inc., whereby we have agreed to sell up to 633,443,600 shares of our common stock for the purchase price of $27.3 million. In addition, subject to the closing of the sale of Ashton common stock to OptiMark Innovations pursuant to the securities purchase agreement, OptiMark Innovations has agreed to lend approximately $2.7 million to us to be evidenced by a senior secured convertible note to be executed by us in the amount of approximately $2.7 million in favor of OptiMark Innovations, Inc. The five-year senior secured convertible note will be convertible into shares of Ashton common stock at a rate of $0.0492782 per share, subject to adjustment prior to the closing and to customary anti-dilution adjustments after the closing, and will accrue interest at a rate of 7.5% per annum. The principal amount of the senior secured convertible note will be initially convertible into 55,344,360 shares of Ashton common stock.

     The total $30 million consideration to be paid by OptiMark Innovations for the common stock purchase will be comprised of (i) approximately $7.3 million in cash, and intellectual property and other non-cash assets valued, for purposes of the securities purchase agreement, at $20 million as consideration for the purchase of the 633,443,600 shares of Ashton common stock and (ii) approximately $2.7 million in cash in exchange for the senior secured convertible note. Closing of the sale of common stock to OptiMark Innovations is contingent upon, among other things, OptiMark Innovations presenting us documents evidencing OptiMark Innovations' capitalization as of December 31, 2001. The value ascribed to the intellectual property and other non-cash assets by OptiMark Innovations was based in part on preliminary discussions with a potential investor in OptiMark Innovations.

     OptiMark Innovations is an indirect majority-owned subsidiary of OptiMark Holdings, Inc. If the sale of securities to OptiMark Innovations closes, we will use the cash proceeds of the sale for general corporate purposes.

     On or before the closing of the securities purchase agreement, we will enter into an investors' rights agreement with OptiMark Innovations and certain significant holders of our common stock. Commencing 180 days after the execution of the investors' rights agreement, and subject to certain conditions, OptiMark Innovations may request that we file up to two (2) registration statements with the Securities and Exchange Commission to register all of the shares of our common stock issuable to OptiMark Innovations pursuant to the securities purchase agreement and upon conversion of the senior secured note. We may in certain circumstances delay the filing of such a registration statement for up to ninety days if, in the judgment of our board of directors, such a filing would be seriously detrimental to Ashton or its stockholders. In addition, Ashton would not be required to file a second registration statement within 180 days of the declaration of effectiveness of the first registration statement previously filed by Ashton. Subject to certain conditions, including but not limited to those set forth above, Ashton is required to use its best efforts to file a registration statement within ten business days of receiving a request from OptiMark Innovations.

     Upon the closing of the sale of our common stock to OptiMark Innovations, OptiMark Innovations will own 80% of the then fully-diluted outstanding shares of Ashton common stock. Fully-diluted shares include the outstanding shares of common stock and (i) shares of any series of capital stock of Ashton or its subsidiaries that vote together with Ashton common stock, (ii) any outstanding options issued to employees and third parties, and (iii) shares of common stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the senior secured note that may be issued to OptiMark Innovations, OptiMark Innovations would own an additional 7% of the fully-diluted outstanding common stock.

     Closing of the sale of common stock to OptiMark Innovations is contingent upon, among other things:

     . Approval by the stockholders to increase the number of shares of our authorized common stock from 100 million to one billion shares;
     . Modification, on terms and conditions acceptable to OptiMark Innovations, of the 9% secured convertible note, dated as of July 13, 2001, in favor of RGC International Investors, LDC, and the release of all liens, security instruments and any encumbrances upon Ashton's and its subsidiaries' assets;
     . Amendment of the securities purchase agreement between Ashton and Jameson Drive LLC, dated July 10, 2001, to provide for the elimination of the $2.5 million minimum commitment amount and the penalty for failure to draw such amount;
     . Waiver of the put rights by Ashton's joint venture partners with respect to Ashton Technology Canada and Kingsway-ATG Asia which require that Ashton purchase the equity interest in the joint ventures from the joint venture partners upon a change in control of Ashton;
     .    The resignation of Ashton's current CEO and certain board members;
     . Appointment of a number of directors by OptiMark Innovations to Ashton's Board of Directors proportionate to its common stock ownership by the investor at the time of closing;
     . Execution of employment agreements with certain of Ashton's key employees;
     . Settlement of the arbitrator's award against Ashton dated as of January 14, 2002 in the amount of $510,750 related to the employment agreement with the former president of Ashton's subsidiary, eMC;
     . Resolution on terms acceptable to OptiMark Innovations of all matters associated with the offer to minority stockholders of Ashton's subsidiary, UTTC, to exchange certain shares of UTTC common stock for shares of the Ashton's common stock;
     . OptiMark Innovation's satisfaction with the results of its due diligence review of Ashton;
     . OptiMark Innovations receiving the financing or capital contributions necessary to pay the purchase price;
     . No material adverse effect shall have occurred to Ashton between the signing of the securities purchase agreement and the closing of the sale of common stock to OptiMark Innovations; and
     . Approval by the stockholders of an amendment to Ashton's certificate of incorporation to clarify the circumstances in which certain business opportunities that may, from time to time, be brought to OptiMark Innovations, OptiMark Holdings or an officer or director of Ashton, who simultaneously serves as an officer and/or director of OptiMark Innovations or OptiMark Holdings, shall be deemed to be an opportunity belonging to Ashton, OptiMark Innovations or to OptiMark Holdings.

     Should the securities purchase agreement with OptiMark Innovations not close, we would not have access to the capital or intellectual property being sought through this transaction. Without such additional capital, we will not have sufficient financial resources nor access to alternative resources that would permit continued business operations. Accordingly, Ashton would face the imminent and likely potential for bankruptcy or liquidation.

Bridge Loan with HK Weaver Group, Limited

     On January 30, 2002, HK Weaver Group, Limited formerly known as Kingsway Electronic Services Limited, agreed to lend up to $500,000 to Ashton under a bridge loan agreement. The bridge loan is payable on the earliest to occur of
 (i) March 30, 2002, (ii) closing of the Innovations securities purchase, or
 (iii) default under the bridge loan. $250,000 of the loan amount is repayable through the mandatory issuance of 5 million shares of Ashton common stock, and the remaining $250,000 is either convertible into an additional 5 million shares of Ashton common stock or repayable in cash, at the option of HK Weaver. Once Ashton has drawn $500,000, HK Weaver, in its sole discretion, may lend an additional $100,000 to Ashton, which would be repayable on or before March 30, 2002. The HK Weaver loan is secured by 47 million shares of the common stock of KAA owned by Ashton. HK Weaver is a holding company and a subsidiary of Kingsway International Holdings Limited (KIHL). Kingsway Security Holdings Limited, another subsidiary of KIHL, currently owns 18,489,274 shares of Ashton common stock. On February 7, 2002, we drew down $250,000 on the bridge loan with HK Weaver.

     In connection with the bridge loan, we agreed to grant HK Weaver a three-year option to purchase two million shares of Ashton common stock at an exercise price equal to the price per share to be paid, if at all, by OptiMark Innovations upon closing of the securities purchase agreement between Ashton and OptiMark Innovations. Upon the closing of the securities purchase agreement between Ashton and OptiMark Innovations, the options will vest in quarterly installments of 500,000 each, beginning three months after the date of the closing of the purchase of Ashton common stock by OptiMark Innovations.

Arbitration Award and Settlement

     On January 14, 2002, we received notice from the American Arbitration Association informing us that the arbitrator concluded in favor of the former president of eMC and awarded him $510,750 to effect full settlement of all claims and counterclaims submitted in the arbitration that related to his employment agreement with eMC. The award bears interest from the date of the
award at 9% per annum.   The full amount of the award is included in accounts
payable and accrued expenses on the December 31, 2001 consolidated balance sheet.

     A settlement of the award against Ashton is a condition to closing on the securities purchase agreement with OptiMark Innovations described above. Such settlement was reached on January 31, 2002, whereby we agreed to pay an aggregate of $200,000, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We have agreed to pay $100,000 and issue 400,000 shares upon the closing of the securities purchase agreement with OptiMark Innovations, and will pay a final payment of $50,000 within one year after such closing. The settlement agreement becomes void if the securities purchase agreement with OptiMark Innovations does not close by March 31, 2002.

Nasdaq Delisting

     On November 6, 2001, the Nasdaq Listing Qualifications Panel notified us that it has determined to delist our common stock from the Nasdaq National Market, effective with the open of business on November 7, 2001. In its notice, the Panel noted that we failed to present a definitive plan to achieve and sustain compliance with the minimum net tangible assets/ shareholders' equity requirement for continued listing on the Nasdaq National Market as required by Nasdaq Marketplace Rule 4450(a)(3), and that we did not satisfy the requirements for continued listing on the Nasdaq SmallCap Market. On November 7, 2001, our common stock began trading on the OTC Bulletin Board.


3. EXCHANGE OF SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK FOR SECURED CONVERTIBLE NOTE

Secured Convertible Note

     On July 13, 2001, all of the outstanding 4,363 shares of series F preferred stock, plus accrued premium, were exchanged for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The principal amount of the note represents the par value of the series F preferred stock of $4,363,717 plus accrued premium of $747,809. Interest on the note is 9% per year, the same rate as the premium on the series F preferred stock. The note is convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceding conversion and $1.00 per share. Certain of our intellectual property, including our eVWAP trading system, secures the note.

     On September 25, 2001, our stockholders approved the issuance of the maximum number of shares of common stock necessary to allow us to meet our obligations under the secured convertible note. During the nine months ended December 31, 2001, we recorded interest expense of $205,976, which represents interest on the secured convertible note from July 13, 2001, the exchange date, through December 31, 2001. Also during the nine months ended December 31, 2001, we issued 4,360,081 shares of common stock upon conversion of $685,000 in principal and $19,334 in interest on the secured convertible note.

     As a condition to closing the purchase of common stock by OptiMark Innovations described in Note 1, Ashton will be required to modify the RGC secured convertible note on terms and conditions acceptable to OptiMark Innovations.

Series F Convertible Preferred Stock

     The series F preferred stock was issued in a private placement on August 18, 1999, whereby we sold 20,000 shares of series F convertible preferred stock, par value of $.01 and stated value of $1,000 per share, and warrants to purchase an aggregate of 200,000 shares of our common stock, for gross proceeds of $20,000,000. The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of approximately $12.26 per share.

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

     During the nine-month period ended December 31, 2001, there were no conversions of series F preferred stock. During the nine-month period ended December 31, 2000, 2,000 shares of the series F preferred were converted into 649,569 shares of Ashton common stock, including 52,554 shares deemed as dividends. We recorded dividends in arrears of $108,943 and $406,850 to reflect the 9% premium on the series F preferred stock during the nine-month periods ended December 31, 2001 and 2000, respectively.

4.  STOCKHOLDERS' EQUITY (DEFICIENCY)

Equity Line of Credit Agreement

     On July 10, 2001, we entered into an equity line arrangement with Jameson Drive LLC. The equity line is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of Ashton common stock over a 24-month period. Jameson also received a five-year warrant to purchase 1,506,024 shares of common stock at an exercise price of $1.02. We may request a draw on the equity line by selling common stock to Jameson, and Jameson is obligated to buy the shares, subject to the terms of the agreement. The sales price for the shares sold to Jameson is not fixed, but is based on a 10% discount to the market price of Ashton common stock at the time of the sale. At any one time, Ashton can draw a minimum of $100,000 and a maximum of $1 million. During the nine months ended December 31, 2001, we drew down gross proceeds of $1.8 million on the equity line by selling 12,132,865 shares of common stock to Jameson.

     There are a number of conditions that we must satisfy before Jameson is obligated to buy our shares under the equity line, including the following:

     . a registration statement covering the resale of the shares purchased by Jameson must be declared effective by the SEC and remain effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock issued under the equity line. The registration statement was declared effective on August 20, 2001. We have already issued the maximum number of shares covered by that registration statement. We have an obligation to register the resale of an additional 4,632,865 shares which we issued to Jameson and were not covered by the registration statement. We are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC.

     . we may not issue shares to Jameson if following such purchase, Jameson and its affiliates would beneficially own more than 9.99% of our common stock then outstanding;

     . our representations and warranties given to Jameson must be true and correct, and we must comply with the provisions of the agreement with Jameson; and

     . our common stock must remain traded on the Nasdaq National Market, Nasdaq Small Cap Market, American Stock Exchange, New York Stock Exchange or OTC Bulletin Board.

     There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line.

     Ashton is committed to drawing a minimum of $2.5 million over the term of the agreement, and is limited to drawing a maximum of $15 million. In order for us to fulfill our obligation to sell a minimum of $2.5 million to Jameson, we would be required to draw an additional $700,000. Based on the January 31, 2002 closing price of our common stock of $0.35 per share, we would be required to issue an additional 2,222,222 shares of common stock to satisfy this obligation. As a condition to closing the purchase of common stock by OptiMark Innovations as described in Note 1, Ashton is required to obtain Jameson's agreement to modify the equity line on terms and conditions acceptable to OptiMark Innovations to provide for the elimination of the $2.5 million minimum draw requirement and the penalty for the failure to issue and deliver shares of common stock equal to or exceeding the minimum draw amount of $2.5 million. Jameson and Ashton are currently negotiating such a modification. There can be no assurance, however, that negotiations will be successful, or reached on terms and conditions acceptable to Optimark Innovations.

UTTC Series KW Convertible Preferred Stock

     On January 12, 2000, UTTC completed a private placement of 123,240 shares of its series KW convertible preferred stock, resulting in gross proceeds of $3,000,000. If UTTC had not completed an initial public offering by December 31, 2001, 41,080 shares of the series KW preferred was convertible into 3.477 shares each of Ashton common stock, and 82,160 shares of the series KW preferred was convertible at the liquidation value divided by the average closing price of Ashton common stock for the twenty trading days preceding conversion. On December 12, 2001, all 123,240 shares of the series KW preferred were converted into 18,489,274 shares of Ashton common stock.

     The UTTC series KW preferred stock is presented as a minority interest on the March 31, 2001 consolidated balance sheet at its liquidation preference of $3,000,000.

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

     The series T warrants vested in quarterly installments beginning in June 2000. The fair value of the warrants was being recorded as dividends over the vesting period. During each of the nine-month periods ended December 31, 2001 and 2000, we recorded dividends of $304,300 and $456,450 upon vesting of 50,000 and 75,000 of the series T warrants, respectively.

Series K Warrants

     In connection with our agreement to form Ashton Canada in December 1999, we issued series K warrants to purchase 500,000 shares of Ashton common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants are exercisable for a period of two years beginning on June 4, 2000. On December 20, 2000, the series K warrants began vesting in quarterly installments of 125,000 shares, and became fully vested on September 30, 2001. During the nine months ended December 31, 2001 and 2000, we recorded dividends of $1,024,900 and $512,450 upon vesting of 250,000 and 125,000 of the series K warrants, respectively. Ashton received 309,500 of the series K warrants from TK Holdings in an exchange on September 24, 2001. (See "UTTC Series TK Convertible Preferred Stock and Series T Warrants").

5.  NOTES RECEIVABLE

     On November 4, 1997, Ashton sold its majority-owned subsidiary, Computer Science Innovations, Inc. (CSI(R)). CSI(R) was sold to a trust created by the CSI(R) leveraged ESOP. In connection with the sale, we received cash, the forgiveness of amounts due to CSI(R), and a $594,125 five-year 8 1/4% note. On October 3, 2001 Ashton accepted $125,000 in full satisfaction of the note balance of $161,215, and recorded a loss of $36,215.

6.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

Kingsway-ATG Asia, Ltd.

     Ashton's interest in KAA is accounted for using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. The balance of our investment in KAA at December 31, 2001 and 2000 was $262,580 and $185,540, respectively.

Gomez, Inc.

     Gomez, Inc. was one of our majority-owned subsidiaries until December 1999. We have not recognized any revenue or expenses from Gomez since our fiscal year ended March 31, 2000. In July, 2001, Gomez raised approximately $1 million of capital from certain existing investors in the form of senior secured notes. We participated in that round of funding through the purchase of a senior secured note in the amount of $38,633. The balance of the note and accrued interest thereon are included in "Investments in and advances to affiliates" on our December 31, 2001 consolidated balance sheet. On November 7, 2001, Gomez completed the sale and transfer of substantially all of its assets and liabilities to GZ Advisors, Inc. Gomez, Inc. is being liquidated and GZ Advisors, Inc. has been renamed Gomez, Inc. Currently, our investment in the new Gomez, Inc. consists of a $38,633 senior secured note that is convertible into approximately 1.4% of the fully diluted common stock of the new Gomez, Inc. In addition, our series A preferred stock in Gomez was converted into common stock, of the new Gomez, Inc., representing an additional 1.1% of the fully diluted ownership.

7.  RELATED PARTY TRANSACTIONS

The Dover Group, Inc.

     We have utilized the Dover Group, Inc. for consulting services related to our financing and product development efforts. Fredric W. Rittereiser, the Company's Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. During the nine months ended December 31, 2000, we paid consulting fees to Dover amounting to $80,000. Effective September 1, 2000, Ashton and Mr. Rittereiser entered into an employment agreement, pursuant to which Mr. Rittereiser is compensated by Ashton and UTTC directly, and the consulting arrangement with Dover was terminated.

     In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000. Morgan Stanley requested that we provide additional credit enhancements to secure the Rittereiser loan, in the form of a collateralized guarantee by Ashton. In September 2001, Mr. Rittereiser repaid his loan, and Morgan Stanley discharged the guarantee and released our collateral.

Adirondack Capital, LLC

     In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $80,000 and $60,000 in the nine-month periods ended December 31, 2001 and 2000, respectively. We terminated the consulting arrangement with Adirondack effective December 1,2001. During the nine months ended December 31, 2000, we also paid Adironack a fee of $75,000 to terminate a fee agreement for advisory services provided by Adirondack to eMC.

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

8.  NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- month and nine-month periods ended December 31, 2001 and 2000 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

9.  COMPREHENSIVE LOSS

     Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $3,048,534 and $5,284,049, respectively, for the three months ended December 31, 2001 and 2000, and $9,951,351 and $12,661,073,
respectively for the nine months ended December 31, 2001, and 2000.

10. CONTINGENT LIABILITY

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

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We are an eCommerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. We develop and operate alternative trading systems, or ATSs. We are in the business of providing equity trading services to exchanges, institutional investors and broker-dealers in the U.S. and internationally. We enable these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and low transaction fees. The services offered by us compete with services offered by brokerage firms and with providers of electronic trading and trade order management systems. Our eVWAP also competes with various national and regional securities exchanges and execution facilities such as ATSs and electronic communication networks, or ECNs.

     During August 1999, we launched our electronic volume-weighted average price trading system (eVWAP(TM)) for 20 selected New York Stock Exchange-listed U.S. stocks. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. Our eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded during the day on all U.S. securities exchanges as reported to the Consolidated Tape. We currently operate the pre-opening eVWAP as a facility of the Philadelphia Stock Exchange. We also have an agreement with the Toronto Stock Exchange to introduce eVWAP for Canadian stocks as a facility of the Toronto Stock Exchange.

     As of December 31, 2001, we have integrated approximately 64 institutions, 55 broker-dealers, 11 national clearing firms and 13 trade order management systems to the pre-opening eVWAP. Our sales force has been focusing on introducing and integrating additional institutions and liquidity providers to our trading systems and defining the market demand for additional product features.

     We implemented a new feature of the pre-opening eVWAP during July 2001 through which we guarantee the execution of trades submitted into our eVWAP. We market this feature as our "guaranteed fill program". In preparation for the guaranteed fill program, we expanded the eligible securities in April 2001 to include the S&P

500 stocks, which include approximately 70 Nasdaq stocks. This program has resulted in significant liquidity in eVWAP, and has enhanced the match efficiency of our customers. The guaranteed fill program has been offered to a small number of our institutional customers. We have directed our marketing efforts at expanding both the number of institutions utilizing this program and the number of firms participating in eVWAP as liquidity providers. We also intend to incorporate this program into our other matching sessions.

     We generate revenues on a per transaction basis for shares traded through eVWAP. We also generate commission revenue on a per transaction basis for orders executed through Croix Securities, Inc. Croix, which acts as an anonymous electronic broker, provides electronic trade execution services utilizing eVWAP and other liquidity sources to assist our clients in the execution of their trades. Since July 2001, Croix has also been providing pre-opening eVWAP execution services on Nasdaq stocks to its customers. On October 8 2001, a post-opening eVWAP matching session became operational through Croix. We have also been working on an eCLOSE matching session through Croix that will provide users with a "market-on-close" price. During December 2001, due to our limited cash resources and the inability to maintain higher than the minimum required net capital, we have limited our trading activities until such time that we have sufficient cash available to increase our capital levels.

     We continue to work with the Philadelphia Stock Exchange on several initiatives including offering an eVWAP for Nasdaq stocks, an eCLOSE product, multiple eVWAP matching sessions, and eligibility in eVWAP for exchange-traded funds. On April 30, 2001, the Philadelphia Stock Exchange received immediate effectiveness of a rule filing with the SEC, which among other things, expanded the number of securities eligible to match in eVWAP, to include any exchange-traded component issue of the Standard & Poor's (S&P) 500 Index and any listed issue designated by S&P for inclusion in the index.

     We also continue to pursue other venues in which to launch our products. On March 30, 2001, we filed the appropriate regulatory documents with the NASD apprising them of our intent to operate CroixNet, an ATS, pursuant to the SEC's regulations on ATSs. On August 3, 2001, the NASD granted our application to operate CroixNet. We envision operating CroixNet as an intelligent matching system that will execute trades in listed and Nasdaq issues at eCLOSE prices, based on primary exchange market and Nasdaq closing prices. Participants will receive confidential, binding match reports before the New York Stock Exchange and Nasdaq close, with the eCLOSE prices automatically ascribed to such trades following the market close.

     If the securities purchase agreement with OptiMark Innovations, Inc. closes, we expect to offer a service for sell-side firms, enabling them to guarantee volume-weighted average price (VWAP) orders for their clients. To provide these guaranteed VWAP orders, Ashton, through its broker-dealer subsidiaries, will become a principal trading firm using electronic trading algorithms that have demonstrated the viability of this approach by achieving returns approximating VWAP. We will also continue to operate our eVWAP facility for orders submitted anonymously and to execute orders on behalf of buy-side institutions through Croix Securities. Uncertainties that may cause our actual results to contradict the foregoing forward-looking statement include whether there will be continued growth in demand for VWAP and other electronic trade execution services, the related costs of generating revenues from those services, and our ability to respond to regulatory and technological changes and customer demands.

     We currently conduct our business through four operating subsidiaries and joint ventures:

     .    Universal Trading Technologies Corporation (UTTC), and its
          subsidiaries:
          -   Croix Securities, Inc.,
          -   REB Securities, Inc. and
     .    ATG Trading, LLC
     .    Ashton Technology Canada, Inc., and
     .    Kingsway-ATG Asia, Ltd. (KAA)

     On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary Electronic Market Center
(eMC) to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC's results are reflected as discontinued operations in our consolidated financial statements.

     Since our inception we have not realized an operating profit and have reported significant losses, which raises substantial doubt as to our ability to continue as a going concern. Our business is subject to substantial risks, as discussed further in the section entitled "Factors That May Affect Future Results".

Results of Operations

For the Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

     We incurred a net loss from continuing operations totaling $3,031,012, or $0.06 per share, for the three months ended December 31, 2001, compared to $4,475,159, or $0.18 per share, for the three months ended December 31, 2000. The decrease in the net loss from continuing operations is primarily due to a $699,703 increase in revenues and a $645,057 decrease in total costs and expenses. Other expenses, interest expense and equity in income (losses) of affiliates, net of interest income, decreased by an aggregate of $99,387.

     Revenues totaled $750,296 for the three-month period ended December 31, 2001, and $50,593 for the three-month period ended December 31, 2000. The revenues in each period were generated entirely by our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. The increase in revenues is a result of the increase in the aggregate number of shares executed to 69 million during the three months ended December 31, 2001 from 6.2 million shares during the same period last year. During the three months ended December 31, 2001, Croix accounted for 50.1 million of the total shares executed in the eVWAP system. Croix also executed an additional 7.6 million shares away from eVWAP at a volume-weighted average price. During December 2001, due to our limited cash resources and the inability to maintain higher than the minimum required net capital, we have limited our trading activities until such time that we have sufficient cash available to increase our capital levels.

     Salaries and employee benefits decreased 14% to $1,425,213 for the three-month period ended December 31, 2001 from $1,659,846 for the three-month period ended December 31, 2000. During the three-month periods ended December 31, 2001 and 2000, we employed an average of 39 and 56 employees, respectively. At December 31, 2001, we had a total of 38 employees.

     Professional fees decreased 82% to $155,753 from $888,215 during the three-month periods ended December 31, 2001 and 2000, respectively. The decrease was primarily a result of decreases in outsourced labor, consulting and legal expenses. We paid $103,500 and $696,666 in outsourced labor and consulting costs, and $29,736 and $98,526 for legal expenses during the three-month periods ended December 31, 2001 and 2000, respectively.

     Brokerage, clearing and exchange fees increased to $751,152 for the three months ended December 31, 2001 from $20,090 for the three months ended December 31, 2000. This increase is a result of the costs associated with increased trades executed through Croix Securities, including clearing costs and fees paid to liquidity providers.

     Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the three-month period ended December 31, 2001 increased 17% to $222,920 from $189,773 for the three-month period ended December 31, 2000. The increase was caused by a higher gross property and equipment balance at December 31, 2001 due to capital expenditures made throughout the year for furniture and fixtures and computer equipment for the development and operation of our intelligent matching systems. There were no capital expenditures during the three months ended December 31, 2001 compared to expenditures of $424,270 in the same period last year.

     We recorded losses on proprietary trading activities of $747 and $39,169 during the three-month periods ended December 31, 2001 and 2000, respectively. The trading account was used last year by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. We have decreased the use of the trading account since the introduction of the guaranteed fill program in July 2001 and the increased use of external liquidity providers. On January 7, 2002, ATG Trading became inactive as a broker-dealer, thereby reducing its minimum net capital requirement by approximately $275,000.

     Selling, general and administrative expenses totaled $827,203 and $1,230,952 for the three-month periods ended December 31, 2001 and 2000, respectively. The 33% decrease is primarily a result of lower occupancy expenses, travel expenses and marketing costs. Marketing expenses decreased approximately $151,000 due to marketing activities during the three-month period ended December 31, 2000 which did not recur in the current period. Travel expenses were down approximately $91,000 or 48% as a result of fewer employees and an effort to reduce such costs in the current period. Occupancy expenses decreased approximately $56,000 or 21% during the three-month period ended December 31, 2001 as compared to the same period last year due to the relocation of our New York office and the closing of our London and California sales offices.

     Interest income decreased to $8,928 for the three months ended December 31, 2001 from $241,957 for the three months ended December 31, 2000, as a result of the lower average cash and cash equivalents balances. Interest expense of $118,013 was recorded in the three months ended December 31, 2001 related to the secured convertible note that we executed in exchange for the outstanding shares of the series F convertible preferred stock on July 10, 2001.

     Other expense for the three months ended December 31, 2001 includes a charge of $515,600 related to the arbitration award in favor of the former president of eMC. The award was granted by the American Arbitration Association on January 14, 2002 related to the arbitration proceedings between Ashton and eMC's former president regarding his employment contract. The charge includes the award of $510,750 and related expenses of $4,850. Other expense for the three months ended December 31, 2001 also includes a loss of $36,215 on the note receivable from CSI (see Note 5 to the unaudited consolidated financial statements).

     As of November 23, 2000, Ashton's board of directors accepted from Fredric
W. Rittereiser, Ashton's Chairman and Chief Executive Officer, and The Dover Group, of which Mr. Rittereiser is the sole stockholder, director and officer, 216,805 shares of Gomez common stock owned by Dover equivalent in value to the amounts due Ashton and UTTC under a loan and agreement to pay legal costs, or $884,564, as full and complete satisfaction of the debts. Both the loan and agreement to pay legal costs were made in connection with a lawsuit, settled by Ashton and UTTC in 1998. As a result of the acceptance of the Gomez common stock in November 2000, Ashton recorded other income of $413,980 for the reimbursement of legal costs. However, due to Ashton's equity method of accounting for Gomez, Ashton recorded a loss in affiliates of $884,564 offsetting the $413,980 of other income and the $470,584 received as satisfaction of the note receivable and accrued interest.

     Equity in income of affiliates for the three months ended December 31, 2001 amounted to $262,580, which represents Ashton's portion of the net income of KAA for the quarter, which was primarily a result of realized gains on the trading portfolio. Equity in loss of affiliates for the three months ended December 31, 2000 amounted to $1,151,692. This amount was comprised of $267,128 representing Ashton's portion of the KAA's net loss, which was primarily a result of unrealized losses on the trading portfolio, and the $884,564 loss on Ashton's investment in Gomez described above.

For the Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000

     We incurred a net loss from continuing operations totaling $10,545,464, or $0.32 per share, for the nine months ended December 31, 2001, compared to $11,077,700, or $0.44 per share, for the nine months ended December 31, 2000. Revenues for the nine months ended December 31, 2001 increased $2.0 million from the prior year period. The increase in revenues was partially offset by a $1.1 million increase in total costs and expenses, primarily as a result of increased brokerage, clearing and exchange fees. Additionally, there was an increase in other expenses, which includes interest expense, equity in income (loss) of affiliates, and net of interest income, of $405,229.

     Total revenues were $2,162,760 for the nine-month period ended December 31, 2001, and $134,488 for the nine-month period ended December 31, 2000. The revenues in each three-month period were generated entirely by our intelligent matching systems business through the operation of eVWAP and securities commissions on trades executed through Croix. The increase in revenues is a result of the increase in the aggregate number of shares executed to 218.5 million during the nine-month period ended December 31, 2001 from 17.5 million shares during the same period last year. During the nine months ended December 31, 2001, Croix accounted for 135.4 million of the total shares executed in the eVWAP system. Croix also executed an additional 23.5 million shares away from eVWAP at a volume-weighted average price.

     Salaries and employee benefits increased less than 1% to $4,349,846 for the nine-month period ended December 31, 2001 from $4,343,084 for the nine-month period ended December 31, 2000. The increase was due primarily to a larger number of employees during the first three months of the period. During the nine-month periods ended December 31, 2001 and 2000, we employed an average of 50 and 47 employees, respectively. We had a total of 38 employees at December 31, 2001.

     Professional fees decreased 41% to $1,353,656 from $2,279,811 during the nine-month periods ended December 31, 2001 and 2000, respectively. The decrease was primarily a result of a decrease in consulting and outsourced labor. We paid $837,580 and $1,710,210 for consulting and outsourced labor during the nine-month periods ended December 31, 2001 and 2000, respectively.

     Brokerage, clearing and exchange fees increased to $2,502,942 for the nine months ended December 31, 2001 from $315,073 for the nine months ended December 31, 2000. This increase is a result of the costs associated with increased trades executed through Croix Securities, including clearing costs and fees paid to liquidity providers.

     Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the nine-month period ended December 31, 2001 increased 49% to $705,091 from $473,390 for the nine-month period ended December 31, 2000. The increase was caused by a higher gross property and equipment balance at December 31, 2001 due to capital expenditures made throughout the year for furniture and fixtures and computer equipment for the development and operation of our intelligent matching systems. Capital expenditures decreased to $142,585 for the nine months ended December 31, 2001 compared to $1,511,338 in the same period last year.

     We recorded losses on proprietary trading activities of $375,479 and $324,220 during the nine-month periods ended December 31, 2001 and 2000, respectively. The trading account was used by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. Beginning in July 2001, we decreased the use of the trading account upon the introduction of the guaranteed fill program and the use of external liquidity providers. On January 7, 2002, ATG Trading became inactive as a broker-dealer, thereby reducing its minimum net capital requirement by approximately $275,000.

     Selling, general and administrative expenses totaled $2,508,030 and $2,968,659 for the nine-month periods ended December 31, 2001 and 2000, respectively. The 16% decrease is primarily a result of lower marketing and travel expenses, partially offset by higher information processing and communications expenses. Marketing expenses decreased approximately $363,000 due to marketing activities during the nine-month period ended December 31, 2000 which did not recur in the current period. Travel expenses were down approximately $252,000 or 48% due to fewer employees and an effort to reduce
such costs in the current period.   Information processing and communications
expenses increased as a result of the higher communications costs related to the operation of eVWAP during the period.

     Interest income decreased to $99,376 for the nine months ended December 31, 2001 from $984,412 for the nine months ended December 31, 2000, as a result of the lower average cash and cash equivalents balances. Interest expense of $205,976 was recorded in the nine months ended December 31, 2001 related to the secured convertible note that we executed in exchange for the outstanding shares of the series F convertible preferred stock on July 10, 2001.

     Other expense for the nine months ended December 31, 2001 includes a charge of $515,600 related to the arbitration award in favor of the former president of eMC. The award was granted by the American Arbitration Association on January 14, 2002 related to the arbitration proceedings between Ashton and eMC's former president regarding his employment contract. The charge includes the award of $510,750 and related expenses of $4,850. Other expense for the nine months ended December 31, 2001 also includes a loss of $36,215 on the note receivable from CSI (see Note 5 to the unaudited consolidated financial statements), and a $500,000 loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

     Other income for the nine months ended December 31, 2000 includes $413,980 for the reimbursement of legal costs related to Ashton's acceptance of shares of Gomez stock from Mr. Rittereiser as described previously., and a charge of $106,875 for 30,000 shares of common stock issued in connection with the acquisition of Hudson Knights Securities, LLC (renamed ATG Trading LLC) in July 2000.

     Equity in income (loss) of affiliates for the nine months ended December 31, 2001 amounted to $251,485, respectively, representing Ashton's portion of the net income of KAA. Equity in income (loss) of affiliates for the nine months ended December 31, 2000 of $(1,789,531) included $904,967, representing Ashton's portion of the net loss of KAA and the $884,564 loss on Ashton's investment in Gomez described previously.

Discontinued Operations

     On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary Electronic Market Center
(eMC) to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

     We recognized a loss on the discontinued operations of eMC of $4,977, or less than $0.01 per share during the three months ended December 31, 2001, compared to a loss of $837,020 or $0.03 per share during the three months ended December 31, 2000. eMC incurred an operating loss of $6,943 and a gain on disposal of $601,267, or net income of $0.02 per share in the nine months ended December 31, 2001, compared to a loss of $1,641,513, or $0.06 per share during the nine months ended December 31, 2000. The gain on the disposal of eMC during the nine months ended December 31, 2001 was a result of liabilities settled during the period. The losses from operations during the three-month and nine-month periods last year were comprised primarily of salaries and benefits, and consulting fees related to the development of eMC's technology platform.

Liquidity and Capital Resources

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The ability to continue as a going concern is dependent on our access to the capital and intellectual property being sought through the transaction with OptiMark Innovations, Inc.
If we are unable to close on the securities purchase agreement with OptiMark Innovations, we will not have sufficient financial resources nor access to alternative resources that would permit continued business operations. Accordingly, Ashton would face the imminent and likely potential for bankruptcy or liquidation.

     On February 4, 2002, we entered into a securities purchase agreement with OptiMark Innovations, Inc., whereby we have agreed to sell up to 633,443,600 shares of our common stock for the purchase price of $27.3 million. In addition, subject to the closing of the sale of Ashton common stock to OptiMark Innovations pursuant to the securities purchase agreement, OptiMark Innovations has agreed to lend approximately $2.7 million to Ashton to be evidenced by a senior secured convertible note to be executed by Ashton in the amount of approximately $2.7 million in favor of OptiMark Innovations, Inc. The principal amount of the senior secured note will be initially convertible into 55,344,360 shares of Ashton common stock.

     The total $30 million consideration to be paid by OptiMark Innovations for the common stock purchase will be comprised of (i) approximately $7.3 million in cash, and intellectual property and other non-cash assets valued, for purposes of the securities purchase agreement, at $20 million as consideration for the purchase of the 633,443,600 shares of Ashton common stock and (ii) approximately $2.7 million in cash in exchange for the senior secured note. If the sale of securities to OptiMark Innovations closes, we will use the cash proceeds of the sale for general corporate purposes.

     Closing of the transaction is contingent upon, among other things, shareholder approval of an amendment to Ashton's Certificate of Incorporation increasing the number of authorized shares of common stock and to define Ashton's interest and expectancy in specified business opportunities, completion of certain creditor negotiations, closing of a private equity investment in OptiMark Innovations, OptiMark Innovations' satisfaction with its due diligence investigation of Ashton and installation of a new board of directors of Ashton reflective of OptiMark Innovations' ownership stake in Ashton. There is no assurance that the transaction will close or will close on the terms described. A number of the closing conditions require actions by, or the resolution of issues with, third parties over which Ashton has no control. In addition, we cannot be sure that OptiMark Innovations will be satisfied with its due diligence review of Ashton or will obtain the financing or capital contributions necessary to pay the purchase price.

     At December 31, 2001, our principal source of liquidity consisted of cash and cash equivalents of $960,250, compared to cash and cash equivalents of $6,028,883 and securities available for sale of $1,483,350 at March 31, 2001. The decrease in cash and cash equivalents and securities available for sale is primarily a result of the net loss for the nine months ended December 31, 2001 of $9,951,140. Included in the December 31, 2001 cash and cash equivalents balance was approximately $476,957 required to meet the minimum net capital requirements of Ashton's broker/dealer subsidiaries, and $450,000 set aside to collateralize a letter of credit. On January 7, 2002, we deactivated our broker/ dealer subsidiary ATG Trading, LLC, thereby reducing its minimum net capital requirement by approximately $275,000. We have also taken further steps to reduce our cash expenses, to accelerate the collection of accounts receivable, and to sell assets. On January 16, 2002, the Company announced an employee furlough program, which will temporarily reduce employee work schedules approximately with concomitant payroll reductions. The program is expected to be short-term until the closing of the transaction with OptiMark Innovations, Inc.

     On January 30, 2002, HK Weaver Group, Limited agreed to lend up to $500,000 to Ashton under a bridge loan agreement. The bridge loan is payable on the earliest to occur of (i) March 30, 2002, (ii) closing of the OptiMark Innovations securities purchase, or (iii) default under the bridge loan. $250,000 of the loan amount is repayble through the mandatory issuance of 5 million shares of Ashton common stock, and the remaining $250,000 is either convertible into an additional 5 million shares of Ashton common stock or repayable in cash, at the option of HK Weaver. Once Ashton has drawn $500,000, HK Weaver, in its sole discretion, may lend an additional $100,000 to Ashton, which would be repayable on or before March 30, 2002. The HK Weaver loan is secured by 47 million shares of the common stock of KAA owned by Ashton. On February 7, 2002, we drew down $250,000 on the bridge loan with HK Weaver. We expect the bridge loan to provide sufficient working capital until March 31, 2002.

     As further described in Note 4 herein, on July 10, 2001, we entered into an equity line arrangement with Jameson Drive LLC. The equity line is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of Ashton common stock over a 24-month period. We may request a draw on the equity line by selling common stock to Jameson, and Jameson is obligated to buy the shares, subject to the terms of the agreement. During the nine months ended December 31, 2001, we drew down gross proceeds of $1.8 million on the equity line by selling 12,132,865 shares of common stock to Jameson. There are a number of conditions that we must satisfy before Jameson is obligated to buy our shares under the equity line, including that a registration statement covering the resale of the shares purchased by Jameson is declared effective by the SEC and remains effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock issued under the equity line. That registration statement was declared effective on August 20, 2001. We have already issued the maximum number of shares covered by that registration statement. Therefore, we are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC. There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line.

     At December 31, 2001, we had total assets of $4,002,266 compared to $13,065,778 at March 31, 2001. Current assets at December 31, 2001 totaled $1,473,871, and current liabilities from continuing operations were $1,657,856. Stockholders' equity (deficiency) decreased to ($2,435,982) at December 31, 2001 from $2,898,089 at March 31, 2001 due primarily to the increase in accumulated deficit as a result our net loss of $9,951,140 for the nine months ended December 31, 2001. Other changes in stockholders' equity (deficiency) during the period were a $1,800,000 increase related to the issuance of 12,132,865 shares of common stock in three equity line transactions, a $704,334 increase related to conversions of the secured convertible note into 4,360.081 shares of common stock, a $3,000,000 increase related to the conversion of the UTTC series KW convertible preferred stock into 18,489,274 shares of common stock, a decrease of $109,437 in issuance costs related to the equity line, and a decrease of $747,809 related to the accrued premium on the series F preferred stock, which was exchanged for a secured convertible note on July 10, 2001. The premium was included in the principal amount of the note and reclassified from additional paid-in-capital to long-term liabilities at the time of the exchange.

     We believe that our future profitability will depend significantly upon our ability to generate revenues from our intelligent matching systems business. Upon closing of the securities purchase agreement with OptiMark Innovations, Inc., Ashton, through its broker-dealer subsidiaries, expects to offer a service for sell-side firms, enabling them to guarantee volume-weighted average price
(VWAP) orders for their clients. To provide these guaranteed VWAP orders, Ashton will become a principal trading firm using electronic trading algorithms that have demonstrated the viability of this approach by achieving returns approximating VWAP. We will also continue to operate our eVWAP facility for orders submitted anonymously and to execute orders on behalf of buy-side institutions through Croix Securities. Uncertainties that may cause our actual results to contradict the foregoing forward-looking statement include whether there will be continued growth in demand for VWAP and other electronic trade execution services, the related costs of generating revenues from those services, and our ability to respond to regulatory and technological changes and customer demands.

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

                   Risks Related to Our Financial Condition

Our ability to continue as a going concern is dependent on the closing of the securities purchase agreement with OptiMark Innovations, Inc.

     On February 4, 2002, we entered into a securities purchase agreement with OptiMark Innovations Inc., whereby we have agreed to sell up to 633,443,600 shares of our common stock for the purchase price of $27.3 million. In addition, OptiMark Innovations has agreed to lend approximately $2.7 million to Ashton to be evidenced by a senior secured convertible note to be executed by Ashton upon the closing of the securities purchase agreement.

     The total $30 million consideration to be paid by OptiMark Innovations for the common stock purchase and senior secured convertible note will be comprised of $10 million in cash, and intellectual property and other non-cash assets valued, for purposes of the securities purchase agreement, at $20 million. If the sale of securities to OptiMark Innovations closes, we will use the cash proceeds of the sale for general corporate purposes.

     Closing of the transaction is contingent upon, among other things, shareholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock and to define our interest and expectancy in specified business opportunities, completion of certain creditor negotiations, closing of a private equity investment in OptiMark Innovations, Optimark Innovations' satisfaction with its due diligence investigation of Ashton and installation of a new board of directors of Ashton reflective of OptiMark Innovations' ownership stake in Ashton.

     There is no assurance that the transaction will close or will close on the terms described. A number of the closing conditions require actions by, or the resolution of issues with, third parties over which we have no control. In addition, we cannot be sure that OptiMark Innovations will be satisfied with its due diligence review of Ashton or will obtain the financing or capital contributions necessary to pay the purchase price. Should the securities purchase agreement with Optimark Innovations not close, we would not have access to the capital or intellectual property being sought through this transaction. Without such additional capital, we will not have sufficient financial resources nor access to alternative resources that would permit continued business operations. Accordingly, we would face the imminent and likely potential for bankruptcy or liquidation.

We may never achieve profitability

     We have never realized any operating profit and have reported significant losses. As of December 31, 2001, we have accumulated losses of approximately $82.6 million.

     We were founded in 1994 as a development stage company. Our eVWAP was approved for use in March 1999. We currently derive all of our revenues on a per transaction basis for eVWAP trades and orders executed through Croix. We expect to generate future revenues from the other intelligent matching system products we are developing. Our future success will depend on continued growth in demand for our eVWAP system and other electronic trade execution services, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

We may need additional financing to fund our strategic initiatives

     Additional financing may take the form of equity offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all.

Our business is highly volatile and our quarterly results may fluctuate significantly

     We have experienced an increase in the volume of trades executed through our systems, and volatility of such trading volume from session to session during the past year. These fluctuations may have a direct impact on our operating results and may cause significant fluctuations in our inter-day profitability. We cannot assure you that the volatility in our daily trading volume will not continue. Moreover, the continued volatility in the securities markets, particularly in technology-related securities, could result in significant proprietary trading losses. These losses could have a material adverse effect on our business, financial condition and operating results. If demand for our services declines and we are unable to adjust our cost structure on a timely basis, our business, financial condition and operating results may be materially and adversely affected.

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

We are subject to net capital requirements that could limit our operations

     A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. The SEC and the NASD have strict rules that require each of our broker-dealer subsidiaries to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may suspend or revoke our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations. Also, these net capital requirements may limit our ability to transfer funds from our broker-dealer subsidiaries to ourselves. This means that we may be unable to repay our debts or fund our operations.

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

              Risks Related to Your Investment in Our Common Stock

You will suffer dilution in the future upon issuance of our common stock

     On February 4, 2002, we entered into a securities purchase agreement with OptiMark Innovations, Inc., whereby we have agreed to sell up to 633,443,600 shares of our common stock for the purchase price of $27.3 million. In addition, OptiMark Innovations has agreed to lend approximately $2.7 million to Ashton to be evidenced by a senior secured convertible note to be executed by Ashton upon the closing of the securities purchase agreement. The principal amount of the senior secured note will be initially convertible into 55,344,360 shares of Ashton common stock. Assuming that we close on the sale of the 633,443,600 shares of our common stock to OptiMark Innovations and that OptiMark Innovations were to convert the senior secured note that we will issue to it upon the closing of the securities purchase into 55,344,360 shares, OptiMark Innovations would own approximately 87% of the fully-diluted shares of our common stock.

     Closing of the transaction is contingent upon, among other things, shareholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 100 million to one billion. If the proposed increase in the authorized number of shares of common stock is approved, then the percentage of our common stock owned by current stockholders will be diluted substantially; OptiMark Innovations will control the board of directors and will own a substantial majority of our outstanding voting stock; and current stockholders will be unable to remove any directors or out-vote OptiMark Innovations' control interest.

     We also have other commitments to issue approximately 43 million additional shares of our common stock. We may also issue options, warrants or other derivative securities that are convertible into our common stock. The public sale of our common stock by OptiMark Innovations and other stockholders that may control large blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. Also, the market price for our common stock could drop due to the perception that the sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

     Further, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of outstanding shares of our common stock caused by the issuance of these additional shares would dilute the earnings per share and book value per share of all outstanding shares of our common stock. If such factors were reflected in the price per share of common stock, the potential realizable value of your investment would be adversely affected.

The risk of dilution may cause third parties to engage in short sales of our common stock

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

Your common stock may be adversely affected by our delisting from the Nasdaq Stock Market

     On November 6, 2001, the Nasdaq Listing Qualifications Panel notified us that it has determined to delist our common stock from the Nasdaq National Market, effective with the open of business on November 7, 2001. On November 7, 2001, our common stock began trading on the OTC Bulletin Board. As a result of our common stock trading on the OTC Bulletin Board, it could be more difficult to sell, or obtain an accurate quotation as to the price of, our common stock. In addition, it could be more difficult for us to raise funds through future offerings of common stock.

Your investment in our common stock may be adversely affected by the penny stock rules

     Your broker-dealer may find it to be more difficult to trade our common stock, and you may find it more difficult to acquire or dispose of your common stock in the secondary market. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Some shares of our common stock may have been offered in violation of the Securities Act of 1933, which could give purchasers of these shares the right to seek refunds or damages

     Following the sale of shares of our common stock by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-2. Thus, claims may be made that the prospectus did not meet the requirements of, and that the sale of the shares was not properly registered pursuant to, the Securities Act of 1933. If such claims are upheld, then the sale of the shares of common stock by these selling stockholders may have constituted a violation of the Securities Act of 1933. In this case, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the dates of their respective purchases, to recover (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. We believe that these refunds or damages could total up to approximately $2.1 million, plus interest, in the event the purchasers of the shares suffer a total loss of their investment during this period and seek refunds or damages. If such liability were to occur, our business, results of operations and financial condition could suffer.

We do not expect to pay common stock dividends

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

                        Risks Related to Our Management

We depend on key employees, and the loss of any of those employees may harm our business

     Our future success depends upon the service of certain of our key personnel. If we lost the services of one or more of our key employees it could have a material adverse effect on our business. Additionally, closing of the transaction with OptiMark Innovations, Inc. is contingent upon, among other things, execution of employment agreements with certain of these identified key employees, and the resignation of Ashton's current CEO and certain board members. Upon the closing, OptiMark Innovations will have control of the board of directors, and will have the ability to appoint its executive officers.

     We believe our future success will depend upon our ability to attract and retain additional highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel in the information technology development industry is intense. If we are unable to attract and retain such personnel, it could have a material adverse effect on our business, operating results, and consolidated financial operations.

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

     Currently, we have reserved 6,450,000 shares of our common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of our common stock for issuance pursuant to our 1999 Stock Option Plan, and 3,000,000 shares of our common stock for issuance pursuant to our 2000 Incentive Plan. In the aggregate, there are

11,381,711 shares of common stock reserved in connection with Ashton's stock option plans, including 4,372,394 shares of common stock reserved for future option grants.

                        Risks Related to Our Operations

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

     Our current trading, communications and information systems have been designed to perform within finite capacity parameters. Although we believe we can accommodate a substantial increase in activity, our growth may require implementation of new and improved trading, communications and information systems. There can be no assurance that a significant increase in trading volumes or the introduction of new or multiple products will not result in systems failures or have a material adverse effect on our operating results.

Our compliance and risk management methods might not be fully effective in reducing our exposure to losses

     There can be no assurance that our risk management and compliance procedures will be adequate or effective to detect and deter compliance systems failures. Nor can we assure you that we will be able to manage our systems, technology and regulatory compliance growth successfully. Our inability to do so could have a material adverse effect on our business and our financial condition. The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. In response, we have implemented and continue to revise formal compliance procedures.

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

Our clearing agents may fail to provide us and our customers accurate information about securities transactions

     We rely on our clearing brokers to discharge their obligations to our customers and us on a timely basis. If they fail to do so, or experience systems failure, interruptions or capacity constraints, our operations may suffer. Our trading and information systems are coordinated with the clearing and information systems of our clearing agents. They furnish us with the information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations.

Financial or other problems experienced by third parties could have an adverse effect on our business and our operating results

          We are exposed to credit risk from third parties that owe us money, securities, or other obligations. Any failure by these third parties to discharge adequately their obligations in a timely basis or any event adversely affecting these third parties could have a material adverse effect on our financial condition and results of operations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial intermediaries.

Economic conditions could an adverse effect on our business and our operating results

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

                 Risks Related to Our Technology and Products

We will be dependent on the continued growth of the market for eVWAP to generate revenues

     Our future revenues will depend primarily on the volume of securities traded on our systems. The success of eVWAP is heavily dependent upon the acceptance of our products by broker-dealers, institutional investors and other market participants. Failure to obtain such acceptance could result in lower volumes and a lack of liquidity on eVWAP. Market and customer acceptance of eVWAP will depend upon, among other things, eVWAP's operational performance and pricing. In addition, our customers may discontinue use of eVWAP at any time. While we continue to solicit customers to use eVWAP, there can be no assurance that we will attract a sufficient number of customers to eVWAP.

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

Software "bugs," errors and malfunctions may expose us to losses

     Complex software such as ours often contains undetected errors, defects or imperfections. These bugs could result in service interruptions. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. In addition, because our products often work with software developed by others, including customers, bugs in others' software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors' products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers.

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

We may not receive accurate and timely financial data from our third-party suppliers, which may cause us to lose customers and be subject to litigation

     We depend upon third-party information suppliers to accurately provide and format financial data, in many cases on a real-time basis. If these suppliers fail to supply accurate or timely information, our customers may develop an adverse perception of our trading systems and cease doing business with us. We may also be subject to claims for negligence or other theories based on the nature and content of information we provide our customers. Any liability arising from third party supplied data could have a material adverse effect on our financial condition and operating results.

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

Our competitive position may be adversely affected by others' unauthorized use of our intellectual property

     Although we believe our services and products do not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. Our competitive position may also be adversely affected by the unauthorized use of our proprietary information. Any such assertions by third parties could result in costly litigation, in which we may not prevail. Also, in such event, we may be unable to license any patents or other intellectual property rights from third parties on commercially reasonable terms, if at all. Litigation, regardless of its outcome, could also result in substantial cost and diversion of our already limited resources. Any infringement claims or other litigation against us could materially impact our operating results and financial condition.

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

Our business could be adversely affected by extensive government regulation

     The regulatory environment in which we operate is subject to change. New or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities, self-regulatory organizations or the NASD could have a material adverse effect on our business. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, self-regulatory organizations and the NASD could also have a material adverse effect on our business, financial condition and operating results. The

SEC, the NASD, other self-regulatory organizations and state securities commissions require strict compliance with their rules and regulations.

     Failure to comply with any of these laws, rules or regulations could result in adverse consequences. An adverse ruling against us and/or our officers and other employees could result in us and/or our officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on our business and results of operations.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The former President and Chief Operating Officer of eMC filed an arbitration claim against Ashton claiming improper failure and refusal of Ashton, upon termination of his employment with eMC, to pay him severance and other amounts and benefits due under an agreement with him dated April 18, 2000. He sought severance pay, other amounts and benefits, other damages and all costs and expenses incurred in connection with the claim. On January 14, 2002, Ashton received notice from the American Arbitration Association awarding $515,600 to the former president of eMC, to effect full settlement of all claims and counterclaims submitted. The award bears interest from the date of the award at 9% per annum.

     A settlement of the award against Ashton is a condition to closing on the securities purchase agreement with OptiMark Innovations described in Note 2 to the accompanying unaudited consolidated financial statements. Such settlement was reached on January 31, 2002, whereby Ashton agreed to pay an aggregate of $200,000, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We have agreed to pay $100,000 and issue 400,000 shares upon the closing of the securities purchase agreement with OptiMark Innovations, and will pay a final payment of $50,000 within one year after such closing. The settlement agreement becomes void if the securities purchase agreement with OptiMark Innovations does not close by March 31, 2002.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 24, 2001, we issued 4,632,865 shares of common stock to Jameson Drive LLC for gross proceeds of $350,000 in a private placement pursuant to
Section 4(2) of the Securities Act of 1933. The proceeds were used for general working capital.

     On December 12, 2001, we issued 18,489,274 shares of common stock to Kingsway Security Holdings, Limited in an exchange pursuant to Section 3(a)9 of the Securities Act of 1933. (See Note 4 to the accompanying consolidated financial statements.) We received no proceeds in the exchange.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K

          On November 8, 2001, we filed a Current Report on Form 8-K, on which we reported under Item 5 that our common stock was delisted from the Nasdaq National Market, effective with the open of business on November 7, 2001.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                                   (Registrant)



Date: February 14, 2002                 By: /s/ Jennifer L. Andrews
      -------------------------             ----------------------------
                                            Jennifer L. Andrews
                                            Senior Vice President and
                                            Chief Financial Officer