Form 10-K
period 2002-03-31
ASHTON TECHNOLOGY GROUP INC
filed 2002-07-02
CIK 1003740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                                 (215) 789-3300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      Common Stock, $0.01 par value                       OTC Bulletin Board
      -----------------------------                       ------------------
Redeemable Common Stock Purchase Warrants            (Name of exchange on which
-----------------------------------------                    registered)
             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       --       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). The approximate aggregate market value of common stock of the Registrant was $7,532,417 as of June 14, 2002, which excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the registrant).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 14, 2002, there were 690,999,817 shares of the registrant's common stock, $.01 par value outstanding.

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

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2002 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this report relates.

                        THE ASHTON TECHNOLOGY GROUP, INC.

                                    FORM 10-K
                    For the Fiscal Year Ended March 31, 2002

                                      INDEX

                                                                            Page
PART 1
ITEM 1.     BUSINESS...........................................................4
ITEM 2.     PROPERTIES.........................................................9
ITEM 3.     LEGAL PROCEEDINGS.................................................10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........11
ITEM 6.     SELECTED FINANCIAL DATA...........................................12
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................13
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........26
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................29
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE...........................................62

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................62
ITEM 11.    EXECUTIVE COMPENSATION............................................62
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....62
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................62

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                ON FORM 8-K...................................................63

SIGNATURES....................................................................67

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: availability, terms and deployment of capital; our ability to successfully operate and obtain sustained liquidity in our trading products in order to achieve profitability; our ability to develop markets for our products; our ability to develop intended future products; fluctuations in securities trading volumes, prices and market liquidity; our dependence on arrangements with self-regulatory organizations; our dependence on proprietary technology; technological changes and costs of technology; industry trends; competition; changes in business strategy or development plans; availability of qualified personnel; changes in government regulation; general economic and business conditions; and other factors referred to in this Form 10-K.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or other forms of or the negative of those terms or other comparable terms.

     Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not have a duty to update any of the forward-looking statements after the date of this filing.

                                     PART 1
ITEM 1.      BUSINESS

     In this Form 10-K, the terms "Ashton," "we," "our" and "us" refer to The Ashton Technology Group, Inc. and its subsidiaries, unless the context suggests otherwise.

     The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We provide equity trade execution services to global institutional investors. Our goal is to provide liquidity in S&P 500, NASDAQ 100 and Russell 1000 securities to global institutional investors at a low cost. We offer a guaranteed fill program as a source of anonymous block liquidity with minimal market impact.

     We conduct our business through the following operating affiliates:

     o    ATG Trading, LLC
     o    Universal   Trading   Technologies    Corporation   (UTTC)   and   its
          subsidiaries:
          -    Croix Securities, Inc.
          -    REB Securities, Inc.
     o    Ashton Technology Canada, Inc., and
     o    Kingsway-ATG Asia, Ltd. (KAA)

     Through Croix Securities, Inc. (Croix) we provide order execution services for block trades in an anonymous manner with minimal market impact, and take orders from our clients to enter volume-weighted average price (VWAP) trades into our crossing network vis-a-vis eVWAP.

     Our electronic volume-weighted average price trading system (eVWAP(R)) is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. During August 1999, we launched eVWAP for selected New York Stock Exchange-listed U.S. stocks as a facility of the Philadelphia Stock Exchange
(PHLX) through REB Securities, Inc. (REB). We generate revenues on a per transaction basis for each share traded through eVWAP. We also generate commission revenue on a per transaction basis for orders executed through Croix. During the year ended March 31, 2002, Croix commissions accounted for 88% of our revenues, while eVWAP accounted for 12% of our revenues.

     Our principal executive offices are at 1835 Market Street, Suite 420, Philadelphia, Pennsylvania 19103. Our telephone number is (215) 789-3300. Our website is www.ashtontechgroup.com. Information on our website does not constitute part of this document.

INVESTMENT BY OPTIMARK INNOVATIONS INC.

     On May 7, 2002, Ashton and OptiMark Innovations Inc. (Innovations), a Delaware corporation, closed the transactions contemplated by the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002 (as amended on March 6, 2002 and May 3, 2002). Pursuant to the purchase agreement, Ashton issued 608,707,567 shares of its common stock to Innovations. In consideration for the shares, Innovations paid Ashton (i) $7,272,727 in cash and (ii) intellectual property and other non-cash assets. In addition, Innovations loaned Ashton $2,727,273 in cash. The loan was evidenced by a senior secured convertible note executed by Ashton in favor of Innovations. The note accrues interest at a rate of 7.5% per annum and matures in May 2007. The note is convertible at any time at a rate of $0.051583 per share, subject to customary anti-dilution adjustments, and is currently convertible into 52,870,757 shares of Ashton common stock. The note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets.

     The intellectual property and non-cash assets transferred to Ashton by Innovations as partial consideration for the purchase of Ashton's common stock consists of:

          o    U.S.  provisional  patent  application (No.  60/323,940  entitled
               "Volume Weighted Average Price System and Method" filed on September 1, 2001) that relates to Volume Weighted Average Price, or "VWAP" trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades to users who submit orders.

          o    Trade secrets and know how relating to VWAP trading.

          o An assignment to Ashton of a license for technology for use in a system for VWAP trading.

          o An assignment to Ashton of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology described above and Innovations.

          o Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

     The provisional patent application will not provide any exclusive rights to Ashton unless and until a patent is issued. There can be no assurance that the provisional patent application will result in a patent being issued.

     As of May 7, 2002, Innovations owned approximately 88% of the outstanding shares of Ashton common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of Ashton common stock, calculated as of May 7, 2002. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect our entire board of directors and control the outcome of any other matter submitted to a vote of our stockholders.

ATG TRADING, LLC

     ATG Trading is a broker-dealer engaged in proprietary trading. Since January 7, 2002, ATG Trading has been inactive, however, we plan to obtain approval from the Philadelphia Stock Exchange to return ATG Trading to active status during the fiscal year ending March 31, 2003. On June 19, 2002, ATG Trading also applied to become a member of the National Association of Securities Dealers, Inc. (NASD). Once ATG Trading is active, it will operate as our principal trading entity executing orders to provide liquidity at the VWAP for securities in the S&P 500, NASDAQ 100 and the majority of Russell 1000 stocks to various broker-dealers. We plan to use our trading algorithm to execute orders for the purpose of achieving the VWAP on behalf of our clients. ATG Trading plans to offer its liquidity to Croix at competitive price levels.

UNIVERSAL TRADING TECHNOLOGIES CORPORATION

     UTTC was incorporated in February 1995 with the business objective of designing, developing and utilizing the Universal Trading System (UTS) and future products appropriate for the securities trading market. In September 1995, UTTC entered into an agreement with the PHLX to employ the UTS. The UTS was later renamed eVWAP, and is operated by REB under the regulatory supervision of the PHLX.

     In October 1995, we acquired 80% of the common stock of UTTC, and in December 1998, our ownership of UTTC was increased to 93%. UTTC's wholly-owned broker-dealer subsidiaries REB Securities, Inc. and Croix Securities, Inc. operate our eVWAP and buy-side institutional businesses, respectively.

CROIX SECURITIES, INC.

     Croix was formed in February 1999 as a wholly owned subsidiary of UTTC. Croix is a registered broker-dealer with the PHLX and NASD that focuses on providing block liquidity for various buy-side institutions. Croix fills orders by matching its customers' orders with liquidity from various providers in an anonymous manner, thereby protecting Croix's client trade information and minimizing market impact. Croix has an average of over 200 million shares of liquidity available for its clients in the S&P 500, NASDAQ 100 and 700 of the Russell 1000 stocks. On May 30, 2002, Croix launched the offering of its new interval product. The interval product provides for balance of day VWAP on half hour time intervals from 9:30 A.M to 2:00P.M. for the above mentioned securities. Croix operates strictly as an agency broker that matches buy-side institutions against contra-side buy-side and liquidity provider interest.

     On March 30, 2001, Croix filed regulatory documents with the NASD requesting approval to operate CroixNet, an alternative trading system. Croix also filed its "Form ATS Initial Operations Report" with the SEC on April 19, 2001. The SEC's filing was effective upon proper notice. On July 31, 2001, the NASD approved Croix's request. As of March 31, 2002, CroixNet has not yet become operational.

REB SECURITIES, INC.

     REB is a wholly owned subsidiary of UTTC and is a PHLX registered broker-dealer. REB operates as the facilities manager for the eVWAP, and does not engage in any other broker-dealer activities. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. We launched eVWAP for New York Stock Exchange-listed U.S. stocks during August 1999.

     eVWAP competes with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Tradebook, Liquidnet, and other companies that develop proprietary electronic trading systems. eVWAP also competes with leading brokerage firms and various national, regional and foreign securities exchanges. Established systems such as Instinet and ITG's POSIT have taken years to obtain their current levels of trading activity, which are substantially greater than those of eVWAP.

     We are currently working with the PHLX to determine how to make eVWAP a more robust and active system than it has been in the past; however, there are no assurances that we will succeed in reaching a mutually equitable business arrangement and therefore we, the PHLX or both parties may decide to terminate our current relationship.

ASHTON TECHNOLOGY CANADA, INC.

     On December 20, 1999, we entered into an agreement to create Ashton Canada to develop, market and operate intelligent matching, online transaction systems and distribution systems for use by U.S. and Canadian financial intermediaries. On June 8, 2000, Ashton Canada entered into an agreement with the Toronto Stock Exchange to market, deploy, and operate our proprietary eVWAP, as a facility of the Toronto Stock Exchange for Canadian securities. On January 12, 2001, the Ontario Securities Commission approved an amendment to the Rules and Policies of the Toronto Stock Exchange, allowing the implementation of eVWAP as a facility of the Toronto Stock Exchange and allowing Participating Organizations and eligible institutional clients access to the eVWAP facility. At this time, the Toronto Stock Exchange has deferred implementing eVWAP as a facility in 2002, and Ashton Canada has reduced expenses and staffing to address the reduced prospects for near-term revenues from such a facility.

KINGSWAY-ATG ASIA, LTD.

     On December 16, 1999, we finalized a joint venture agreement with Kingsway International to create KAA. Because we own less than 50% of the equity of KAA, we account for our investment in KAA under the equity method of accounting, as required by generally accepted accounting principles in the United States. We are currently working with management of KAA to determine the optimal way to develop our business of offering liquidity at the VWAP in Far East Asia.

     On January 30, 2002, Ashton and HK Weaver Group, Inc. entered into an "Agreement For Sale And Purchase Of Shares in respect of the shares in Kingsway ATG Asia Limited." Pursuant to the agreement, Ashton has sold all of its KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note issued to Ashton by HK Weaver, effective as of May 7, 2002. The note is convertible into HK Weaver common stock upon an IPO of HK Weaver and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, Ashton shall receive HK Weaver shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should HK Weaver shares not be listed on GEM by January 30, 2003, Ashton's sole recourse is to redeem the note and receive the return of its KAA shares.

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

     After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC's board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC's results are reflected as discontinued operations in the consolidated financial statements for all periods presented.

     Gomez, Inc. was previously one of our majority-owned subsidiaries. Due to a private placement by Gomez in December 1999, our equity interest in Gomez decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. Our revenue for the fiscal year ended March 31, 2000 was $3.9 million, substantially all of which was generated by Gomez. We currently recognize no revenue from Gomez, and the carrying value of our Gomez equity investment is zero. Gomez is unrelated to our core trading systems business.

REGULATION

GOVERNMENT REGULATION

     Our broker-dealer entities and our transaction systems are subject to significant government regulation, under both federal and state laws, as well as the rules of several self-regulatory organizations, or SROs. The SEC is primarily responsible for the administration of the federal securities laws, while SROs are responsible for the day-to-day regulation of their broker-dealer members. The SEC and SROs are also charged with protecting the interests of the investing public and the integrity of the securities markets. eVWAP has been developed as a facility of the PHLX, an SRO, and its operation is subject to regulatory oversight by the SEC. On March 24, 1999, the SEC granted approval to the PHLX to operate eVWAP, and we launched the system on August 30, 1999. In 1998, the

SEC adopted Regulation ATS and amended Rule 19b-4 under the Exchange Act, which will impact how we may launch new trading systems and products, including modifications to the eVWAP. Our broker-dealer affiliates, Croix, REB, and ATG Trading, are subject to regulation by the SEC, the NASD, and/or the PHLX, with respect to all aspects of the securities business, including sales practices, record keeping, capital structure, and conduct of directors, officers and employees. The SEC, SROs and state securities commissions may conduct periodic examinations of broker-dealers, which can result in censures, fines, orders to cease and desist, or the suspension of broker-dealers, their officers or employees. The principal purpose of these regulations is to protect clients of broker-dealers and the securities markets, rather than to protect the creditors and stockholders of the broker-dealers.

NET CAPITAL REQUIREMENT AND CREDIT RISK

     As registered broker-dealers, Croix, REB, and ATG Trading are subject to the SEC's uniform net capital rule. The purpose of the net capital rule is to require broker-dealers to have at all times enough liquid assets to promptly satisfy the claims of customers if the broker-dealer goes out of business. If our broker-dealer affiliates fail to maintain the required net capital, the SEC, PHLX and/or NASD may impose regulatory sanctions which may include suspension or revocation of our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against any of our broker-dealer affiliates' net capital could limit our operations, particularly ATG Trading that will trade on a proprietary basis. A significant operating loss or any unusually large charge against any of our broker-dealer affiliates' net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, these net capital requirements limit our ability to transfer funds from our broker-dealer affiliates to Ashton.

     Both Croix and REB are required to maintain minimum net capital of $5,000. As of March 31, 2002, Croix had net capital of $133,089, which exceeded minimum net capital requirements by $128,089. On May 31, 2002, Ashton's Board authorized a loan of up to $1 million to UTTC for the express purpose of increasing the capital of Croix, a wholly-owned subsidiary of UTTC. Thereafter, Ashton made a $1 million loan to UTTC, and UTTC, in turn, made a subordinated loan to Croix of $1 million. The NASD approved the form of the Croix loan for net capital purposes on June 15, 2002. Accordingly, as of June 15, 2002, Croix had net capital of $1,161,100, which exceeded minimum net capital requirements by $1,156,100. Croix does not act as a market-maker with respect to any securities or otherwise as principal in any securities transactions; it acts only on an agency basis. As of March 31, 2002, REB had net capital of $16,362, which exceeded minimum net capital requirements by $11,362. Although REB is registered as a broker-dealer, it does not perform any traditional broker-dealer services; it acts only as a facilities manager for the eVWAP system. The relatively low credit risk of these businesses is evidenced by their minimal net capital requirements.

     Since January 7, 2002, ATG Trading has been inactive, however, we plan to obtain approval from the Philadelphia Stock Exchange to return ATG Trading to active status during the fiscal year ending March 31, 2003. We plan to engage in principal trading activities through ATG Trading. These activities may include the purchase, sale or short sale of securities and derivative securities. These activities are subject to a number of risks including price fluctuations and rapid changes in the liquidity of markets, all of which subjects the capital of ATG Trading to significant risks. As such, ATG Trading will be required to maintain minimum net capital of at least $100,000 upon its reactivation. On June 13, 2002, Ashton's Board authorized a subordinated loan of $1 million to ATG Trading. The PHLX approved the form of the ATG Trading loan for net capital purposes to be effective July 1, 2002.

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

     Our products compete with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Tradebook, Liquidnet, and other companies that develop proprietary electronic trading systems. Our electronic trade execution services also compete with services offered by leading brokerage firms offering various forms of volume-weighted average price trade execution. We also compete with various national, regional and foreign securities exchanges for trade execution services.

     We believe our services compete on the basis of quality of trade execution, pricing, and reliability of trade processing and settlement operations. Although we feel our services offer complete anonymity not offered by any other service, improved trading performance, flexibility and other benefits, there is no assurance that our products and services will be accepted by an extended customer base. Nor can we be sure our products will adequately address all the competitive criteria in a manner that results in a competitive advantage.

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


     eVWAP is licensed to customers on a "right to use" basis pursuant to a non-transferable license that generally restricts the customer's use to internal purposes.

EMPLOYEES

     As of March 31, 2002, we employed a total of 30 people.


ITEM 2.  PROPERTIES

     On December 23, 1999, we entered into a ten-year lease for approximately 11,000 square feet of office space at 1835 Market Street, Suite 420, Philadelphia, Pennsylvania 19103. Our principal executive offices are at this location.

     We also lease approximately 1,675 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103, pursuant to a sublease expiring in May 2005. This is the principal location for our computer operations.

     Effective June 20, 2002, we entered into a three-year sublease for approximately 6,000 square feet of office space at 1114 Avenue of the Americas, 22nd Floor, New York, New York 10036. This location will serve our New York-based staff, which include marketing and technology employees.


ITEM 3.  LEGAL PROCEEDINGS

     On May 20, 2002, Finova filed a motion to add Ashton as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey--Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by Ashton from Innovations pursuant to the Purchase Agreement. We cannot predict whether Finova will be successful in its motion to add Ashton as a defendant, nor can we predict the outcome of the litigation at this time. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify Ashton from any claims relating to the alleged fraudulent conveyance. If Ashton becomes a defendant in this litigation, is found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The initial public offering of our stock was in May 1996, for 2,472,500 shares at an offering price of $4.50 per share. 2,472,500 redeemable common stock purchase warrants were also offered at a price of $0.25 per warrant. The warrants expired on May 2, 2002 in accordance with their original terms. The common stock and the warrants were traded on the NASDAQ National Market under the symbols, "ASTN" and "ASTNW," respectively. On November 6, 2001, the NASDAQ Listing Qualifications Panel notified us of its determination to delist our common stock from the NASDAQ National Market. On November 7, 2001, our common stock began trading on the OTC Bulletin Board. The following sets forth, by calendar quarter, the range of high and low closing prices per share for the common stock as reported on the NASDAQ National Market through November 6, 2001 and on the OTC Bulletin Board thereafter:

                                                     High              Low
                                                     ----              ---
       2002
            First  Quarter                           $0.40             $0.14

       2001
            Fourth Quarter                           $0.32             $0.09
            Third Quarter                            $0.96             $0.31
            Second Quarter                           $1.38             $0.84
            First Quarter                            $2.62             $0.94

       2000
            Fourth Quarter                           $2.88             $0.75
            Third Quarter                            $4.88             $2.63
            Second Quarter                           $8.50             $2.50
            First Quarter                            $11.56            $6.50

The following sets forth, by calendar quarter, the range of high and low closing prices for the warrants as reported on the NASDAQ National Market through November 6, 2001 and on the OTC Bulletin Board thereafter:

                                                     High               Low
                                                     ----               ---
       2002
            First Quarter                            $0.07             $0.003

       2001
            Fourth Quarter                           $0.14             $0.01
            Third Quarter                            $0.42             $0.10
            Second Quarter                           $0.72             $0.38
            First Quarter                            $1.31             $0.28

       2000
            Fourth Quarter                           $1.53             $0.28
            Third Quarter                            $2.81             $1.38
            Second Quarter                           $5.86             $1.63
            First Quarter                            $6.88             $4.63

     On June 14, 2002, the closing price of the common stock was $0.14. As of March 31, 2002, there were approximately 372 holders of record of common stock.

     Since our inception in 1994, we issued six classes of convertible preferred
stock  (See  "Notes  to  Consolidated   Financial   Statements  -  Stockholders'
(Deficiency) Equity").

     We have never declared or paid any dividends on our common stock, and the board of directors has no current plans to declare or pay any dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from our consolidated financial statements. Goldstein Golub Kessler LLP, our independent auditors, have audited the financial statements. You should read this data in conjunction with the consolidated financial statements and related notes, contained in Item 8., as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7.

                                                           (In thousands, except per share amounts)

                                                                     Year Ended March 31,
                                           -------------------------------------------------------------------------
                                                2002           2001           2000          1999          1998
                                                ----           ----           ----          ----          ----
STATEMENT OF OPERATIONS DATA:
  Total revenues                           $      2,489   $        225    $      3,869  $      1,434  $       314
  Total expenses                                 13,611         14,881          19,062        16,032         7,556
  Loss from continuing operations              (12,421)        (15,196)         (6,232)      (14,276)       (8,345)
  Income  (loss) from discontinued
  operations                                         (1)        (2,596)             --            --            68
  Gain (loss) on disposal of
       discontinued operations                      667         (3,146)             --            --          (386)
  Net loss                                      (11,755)       (20,938)         (6,232)      (14,276)       (8,675)
  Net loss per common share                    $  (0.29)        $(0.79)         $(0.32)       $(1.80)       $(1.46)
  Weighted average shares outstanding            45,988         29,395          24,930        10,954         7,520

BALANCE SHEET DATA:
  Cash and cash equivalents                $        635   $      6,029    $     15,365  $      2,667  $       816
  Securities available for sale                       -          1,483           9,906            --           --
  Investments in affiliates                         225            141           1,091            --           --
  Total assets                                    2,787         13,066          31,024         5,654        2,998
  Total stockholders' (deficiency) equity
                                           $    (4,284)   $      2,898    $     17,163  $      4,445  $     1,237

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our results of operations and liquidity and capital resources in conjunction with the consolidated financial statements and related notes for the years ended March 31, 2002, 2001, and 2000, contained in Item 8 of this Form 10-K.

OVERVIEW

     The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We provide equity trade execution services to global institutional investors. Our goal is to provide liquidity in S&P 500, NASDAQ 100 and Russell 1000 securities to global institutional investors at a low cost. Through our guaranteed fill program, we offer a source of anonymous block liquidity with minimal market impact.

         We conduct our business through the following operating affiliates:

          o    ATG Trading, LLC
          o    Universal  Trading  Technologies   Corporation  (UTTC),  and  its
               subsidiaries:
               -   Croix Securities, Inc.,
               -   REB Securities, Inc.
          o    Ashton Technology Canada, Inc.,
          o    Kingsway-ATG Asia, Ltd. (KAA)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2002 COMPARED TO THE YEAR ENDED MARCH 31, 2001

     We incurred a net loss from continuing operations totaling $12.4 million, or $0.30 per share, for the year ended March 31, 2002, compared to $15.2 million, or $0.59 per share, last year. The decrease in net loss is primarily a result of a $2,264,402 increase in revenues, and a $1,269,988 decrease in total costs and expenses. Non-operating expenses increased by an aggregate of $759,023.

     Revenues totaled $2,489,470 for the year ended March 31, 2002, and $225,068 for the year ended March 31, 2001. The revenues in each period were generated entirely by the operation of eVWAP and securities commissions on trades executed through Croix. The increase in revenues is a result of the increase in the aggregate number of shares executed to 263.8 million during the year ended March 31, 2002 from 35.2 million shares last year. During the year ended March 31, 2002, Croix accounted for 136.7 million and ATG Trading accounted for 20 million of the total 220.8 million shares executed in the eVWAP system. Croix also executed an additional 43 million shares away from eVWAP at the volume-weighted average price. . Salaries and employee benefits decreased 11% to $5,139,312 for the year ended March 31, 2002 from $5,784,936 for the year ended March 31, 2001. During the years ended March 31, 2002 and 2001, we employed an average of 44 and 51 employees, respectively. As of March 31, 2002, we had a total of 30 employees.

     Professional fees decreased 53% to $1,529,175 from $3,265,768 during the years ended March 31, 2002 and 2001, respectively. The decrease was primarily a result of a decrease in consulting and outsourced labor used to develop technology. We paid $901,485 and $2,483,217 for consulting and outsourced labor during the years ended March 31, 2002 and 2001, respectively.

     Brokerage, clearing and exchange fees increased to $2,701,243 for the year ended March 31, 2002 from $680,960 for the year ended March 31, 2001. This increase is a result of the costs associated with increased trades executed through Croix and ATG Trading, including clearing costs and fees paid to liquidity providers.

     Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the year ended March 31, 2002 increased 31% to $914,728 from $700,484 in the year ended March 31, 2001. The increase was caused by a full year of depreciation recorded during the year ended March 31, 2002 on capital expenditures made throughout the year ended March 31, 2001 for furniture and fixtures and computer equipment purchased for the development and operation of our trading systems. Capital expenditures decreased to $111,078 for the year ended March 31, 2002 compared to $2,043,315 last year.

     We recorded a non-cash compensation charge of $40,108 in the year ended March 31, 2001 for the issuance of stock options to non-employee consultants and professional advisors. No such charges were incurred in the year ended March 31, 2002.

     We recorded losses on proprietary trading activities of $375,480 and $335,137 during the years ended March 31, 2002 and 2001, respectively. The trading account was used by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. Beginning in July 2001, we substantially decreased the use of the trading account upon the introduction of the guaranteed fill program and the use of external liquidity providers. In January 2002, ATG Trading became inactive, however, we plan to reactivate it to be a liquidity provider to sell-side firms only during the fiscal year ending March 31, 2003.

         Selling, general and administrative expenses decreased to $2,951,314 from $4,066,386 during the years ended March 31, 2002 and 2001, respectively. The 27% decrease is primarily a result of lower marketing and travel expenses, partially offset by higher information processing and communications expenses. Marketing expenses decreased approximately $537,173 due to marketing activities during the year ended March 31, 2001 which did not recur in the current year. Travel expenses were down approximately $318,624 or 53% due to fewer employees and an effort to reduce such costs in the current year.

     Interest income decreased to $105,514 in the year ended March 31, 2002 from $1,135,078 in the year ended March 31, 2001, as a result of the lower average cash and cash equivalents balances. Interest expense of $626,790 for the year ended March 31, 2002 was comprised of $304,209 related to the secured convertible note that we executed with RGC International Investors, LDC in exchange for the outstanding shares of series F convertible preferred stock on July 13, 2001, and $322,581 on the short-term note with HK Weaver (see "Notes to Consolidated Financial Statements").

     Other expense for the year ended March 31, 2002 includes a charge of $316,000 related to the final settlement of the arbitration award in favor of the former president of eMC. The award was granted by the American Arbitration Association on January 14, 2002 related to the arbitration proceedings between Ashton and eMC's former president regarding his employment contract. The expense includes $200,000 in cash payments and a charge of $116,000 for 400,000 shares of Ashton common stock we agreed to issue pursuant to the settlement agreement. Other expense for the year ended March 31, 2002 also includes a loss of $36,215 on the note receivable from CSI, a $91,900 loss on the sale of one of our memberships on the Philadelphia Stock Exchange, and a $500,000 loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

     Other income for the year ended March 31, 2001 includes a charge of $106,875 for 30,000 shares of Ashton common stock we issued to acquire Hudson Knights Securities LLC (renamed ATG Trading LLC) in July 2000, and income of $413,980 for the reimbursement of legal costs by Fredric W. Rittereiser, our former chairman and chief executive officer, and the Dover Group, of which Mr. Rittereiser is the sole stockholder, director and officer. In November 2000, we accepted 216,805 shares of Gomez common stock owned by Dover equal in value to the amounts owed to us under a loan and an agreement to pay legal costs, or $884,564, as full and complete satisfaction of those debts. Both the loan and the agreement to pay legal costs were made in connection with a lawsuit that we settled in 1998, filed by David Rosensaft, a founder of UTTC. Although we valued the Gomez stock at $884,564, since we account for our investment in Gomez using the equity method of accounting, we recorded a corresponding loss in affiliates for the entire amount. We recorded the loss to reduce the carrying amount of the investment in Gomez by our share of Gomez's net losses to the extent of our investment balance, as required under the equity method of accounting. The loss in affiliates offsets the $413,980 of other income and the $470,584 reduction of the note receivable and related accrued interest.

     Equity in income (loss) of affiliates for the year ended March 31, 2002 and 2001 totaled $172,373 and ($1,963,976), respectively. For the year ended March 31, 2002, this amount includes our share of the income from our joint venture, KAA. For the year ended March 31, 2001, this amount includes ($1,079,412), which is our share of the losses from KAA, and the ($884,564) loss on our investment in Gomez, described above. The results of KAA are primarily a result of unrealized gains and losses on its trading portfolio.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2001 COMPARED TO THE YEAR ENDED MARCH 31, 2000

     We incurred a net loss from continuing operations totaling $15.2 million, or $0.59 per share, for the year ended March 31, 2001, compared to $6.2 million, or $0.32 per share, for the year ended March 31, 2000. The increase is primarily a result of a $5,568,475 gain recorded in the year ended March 31, 2000 due to the change in accounting for our Gomez investment to the equity method, and a $2,550,000 gain on the redemption of part of our Gomez series A preferred stock.

     The loss from operations for the year ended March 31, 2001 decreased 3.5% to $14.7 million from $15.2 million for the year ended March 31, 2000. The loss from operations for the year ended March 31, 2000 is comprised of $9.8 million from the trading systems business and $5.4 million from Gomez's results of operations; the loss from operations in the year ended March 31, 2001 was generated entirely by the trading systems business. Gomez's results of operations are included in our consolidated financial statements only through December 31, 1999, when we began accounting for our Gomez investment using the equity method. Excluding Gomez, our loss from operations increased approximately $5.1 million, or 50% from last year, due primarily to increases in salaries and benefits, brokerage, clearing and exchange fees, losses from trading activities, and depreciation.

     Revenues totaled $225,068 for the year ended March 31, 2001, and $3.9 million for the year ended March 31, 2000. The revenues in the year ended March 31, 2001 were generated entirely by our trading systems business through the operation of eVWAP and securities commissions on trades executed through Croix. In the year ended March 31, 2000, we earned $32,135 from the operation of eVWAP, and Gomez generated the balance of the revenues. The increase in trading system revenues was a result of the increase in the number of shares traded.

     The costs of revenues for the year ended March 31, 2000 represent salaries associated with the delivery of Gomez's consulting and advisory services, and amounts paid in connection with Gomez's transaction-based revenues.

     Excluding Gomez, our salaries and benefits totaled approximately $5,784,936 for the year ended March 31, 2001, compared to $3,735,926 in the year ended March 31, 2000, as staff increased from 43 to 56 employees with the hiring of a full-service sales and coverage team to support our products.

     Professional fees, excluding Gomez, increased to $3,265,768 for the year ended March 31, 2001 from $2,549,543 for the year ended March 31, 2000, primarily as a result of an increase in outsourced labor working on the development of our trading systems. We paid $1.6 million and $0.3 million for outsourced labor in the years ended March 31, 2001 and 2000, respectively

     Brokerage, clearing and exchange fees increased to $680,960 for the year ended March 31, 2001 from $18,192 for the year ended March 31, 2000. This increase is a result of the costs associated with increased trades executed through Croix, including clearing costs and fees paid to liquidity providers.

>

     During the years ended March 31, 2001 and 2000, we amortized system development costs totaling $7,461 and $95,354, respectively. The amortization expense in the year ended March 31, 2000 was related to system development costs for eVWAP, which we capitalized through the second quarter of fiscal 1999, when the technological feasibility of the eVWAP was obtained. The capitalized system development costs related to eVWAP were fully amortized by March 31, 2000. During the year ended March 31, 2001, we capitalized $19,897 in costs for financial software developed for internal use, which we amortized over two years.

     Depreciation and amortization expense is primarily depreciation of property and equipment. Depreciation and amortization for the year ended March 31, 2001 decreased 2% to $700,484 from $715,956 in the year ended March 31, 2000. Included in the results for the year ended March 31, 2000 is $334,171 of depreciation related to Gomez. Excluding Gomez, our depreciation increased approximately 83% in the year ended March 31, 2001 to $700,484 from $381,785. The increase is due to $2,043,315 in purchases of furniture and fixtures and of computer equipment for the development and operation of our trading systems.

     We recorded non-cash compensation charges of $40,108 and $66,161 in the years ended March 31, 2001 and 2000, respectively, for the issuance of stock options to non-employee consultants and professional advisors. In the year ended March 31, 2000, we recorded non-cash compensation charges of $285,208 for the amortization of deferred consulting expenses.

     During the year ended March 31, 2001, we began proprietary trading through ATG Trading to provide liquidity for participants in eVWAP, and to provide our management with real-time experience with volume weighted average price trading and risk management techniques. We recorded a loss on proprietary trading activities for the year ended March 31, 2001 of $335,137.

     Selling, general and administrative expenses decreased to $4,066,386 in the year ended March 31, 2001 from $7,324,862 in the year ended March 31, 2000. Excluding Gomez's $4,359,644 in selling, general and administrative expenses in the year ended March 31, 2000, our selling, general and administrative expenses increased approximately 37% to $4,066,386 during the year ended March 31, 2001 from $2,965,218 during the year ended March 31, 2000. The increase in selling, general and administrative expenses in the year ended March 31, 2001 was primarily a result of additional occupancy costs related to the addition of new facilities for our corporate offices and the opening of sales offices in New York and London, as well as increased communications costs related to those facilities. Further, marketing and advertising expenses increased $561,889 during the year ended March 31, 2001 related to the promotion of our trading systems.

     Interest income decreased slightly to $1,135,078 in the year ended March 31, 2001 from $1,169,910 in the previous year. Excluding Gomez, interest income increased $60,781 or approximately 5% in the year ended March 31, 2001 as a result of higher average cash and cash equivalents and securities balances during the year, in connection with the $20 million series F preferred private placement in August 1999.

     Other income for the year ended March 31, 2001 includes $413,980 for the reimbursement of legal costs related to Ashton's acceptance of shares of Gomez stock from Mr. Rittereiser as described previously, and a charge of $106,875 for 30,000 shares of Ashton common stock issued in connection with the acquisition of Hudson Knights Securities, LLC (renamed ATG Trading LLC) in July 2000.

     Other expense for the year ended March 31, 2000 of $416,632 reflects the charge for the value of UTTC common stock we issued to one of our former directors to satisfy the terms of a separation agreement we executed with him on June 29, 1999.

     Equity in income (loss) of affiliates totaled ($1,963,976) and $90,508 for the years ended March 31, 2001 and 2000, respectively. This loss in the year ended March 31, 2001 included ($1,079,412), which is our share of the losses from our joint venture, KAA, and the ($884,564) loss on our investment in Gomez, described above. The losses from KAA were primarily a result of unrealized losses on its trading portfolio. The income for the year ended March 31, 2000 was related solely to KAA and was primarily a result of unrealized gains on its trading portfolio.

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

     During the year ended March 31, 2001, eMC was developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC's approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients. In the fourth quarter of fiscal year 2001, eMC completed its initial development phase.

     After being unable to find external funding sources or consummate a sale of eMC to a third party, eMC's board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

     We recorded losses from discontinued operations totaling $1,161 and $2,596,006 for the year ended March 31, 2002 and 2001, respectively, related to eMC. The loss for the year ended March 31, 2001 was primarily comprised of salaries and benefits, and consulting fees for the people hired to develop the technology platform. During the year ended March 31, 2001, we recorded a loss on the disposal of eMC, amounting to $3.1 million, consisting primarily of write-offs of eMC's assets. The write-offs include $2.0 million related to eMC's investment in TeamVest, approximately $0.8 million in system development costs, and approximately $0.3 million related to software, computer equipment, prepayments and other assets. During the year ended March 31, 2002, we recorded a gain on the disposal of eMC of $667,137 related to the settlement of certain of its outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, our principal source of liquidity consisted of cash and cash equivalents of $635,087, compared to cash and cash equivalents of $6,028,883 and securities available for sale of $1,483,350 at March 31, 2001. The decrease in cash and cash equivalents and securities available for sale is primarily a result of the net loss for the year ended March 31, 2002 of $11,755,074, partially offset by $1,800,000 in proceeds from the sale of our common stock in connection with an equity line agreement, and $500,000 in short-term funding. Included in the March 31, 2002 cash and cash equivalents balance was approximately $10,000 required to meet the minimum net capital requirements of Ashton's broker/dealer subsidiaries, and $450,000 set aside to collateralize a letter of credit. On January 16, 2002, the Company announced an employee furlough program, which temporarily reduced employee work schedules with concomitant payroll reductions. The program continued until the closing of the transactions with OptiMark Innovations on May 7, 2002.

Investment by OptiMark Innovations Inc.

     On May 7, 2002, Ashton and OptiMark Innovations Inc. closed the transactions contemplated by the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002 (as amended on March 6, 2002 and May 3, 2002). Pursuant to the purchase agreement, we issued 608,707,567 shares of Ashton common stock to Innovations. In consideration for the shares, Innovations paid us $7,272,727 in cash and transferred intellectual property and other non-cash assets to us. In addition, Innovations loaned us $2,727,273 in cash. The loan was evidenced by a senior secured convertible note executed by Ashton in favor of Innovations. The note accrues interest at a rate of 7.5% per annum and matures in May 2007. The note is convertible at any time at rate of $0.051583 per share, subject to customary anti-dilution adjustments and is currently convertible into 52,870,757 shares of Ashton common stock. The note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets.

     On April 30, 2002, OptiMark Innovations Inc. agreed to lend Ashton $300,000 to be credited against the purchase price of the Ashton common stock that was purchased pursuant to the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002. Additionally on April 30, 2002, Ashton agreed to lend OptiMark, Inc., the parent company of Innovations, $200,000 to be credited at the closing against reimbursable expenses owed by Ashton pursuant to the securities purchase agreement with Innovations. Each of the notes accrued interest at a rate of 10%, and was satisfied on May 7, 2002 at the closing of the securities purchase agreement with Innovations.

     We believe that without generating any revenues from our operations, the $10,000,000 gross proceeds we received upon closing of the transactions contemplated by the purchase agreement with OptiMark Innovations should be sufficient to fund our operations through March 31, 2003. There can be no assurance, however, that we will not need additional financing during that time. Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing entered into by Ashton would be subject to approval by Innovations pursuant to the rights agreement.

Short-term Notes

     On January 30, 2002, HK Weaver Group, Limited agreed to lend up to $500,000 to Ashton under a bridge loan agreement. $250,000 of the loan amount was repayable through the mandatory issuance of 5 million shares of Ashton common stock, and the remaining $250,000 was either convertible into an additional 5 million shares of Ashton common stock or repayable in cash, at the option of HK Weaver. The loan was secured by 47 million shares of the common stock of KAA owned by Ashton. We drew down the entire $500,000 on the bridge loan with HK Weaver during February 2002. On May 7, 2002, we issued 10 million shares of common stock in full satisfaction of the note. The bridge loan with HK Weaver provided us sufficient working capital through March 31, 2002.

     On April 11, 2002, RGC International Investors, LDC agreed to lend Ashton up to $250,000, repayable upon the closing of the securities purchase agreement with OptiMark Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all assets of Ashton. Ashton borrowed the entire $250,000 in April 2002, which it repaid on May 7, 2002. The loan with RGC provided us sufficient working capital from March 31, 2002 through the closing of the transactions with OptiMark Innovations on May 7, 2002.

Equity Line of Credit

     As further described in the notes to the consolidated financial statements in Item 8 herein, on July 10, 2001, we entered into an amended equity line arrangement with Jameson Drive LLC. The equity line is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of Ashton common stock over a 24-month period. We may request a draw on the equity line by selling common stock to Jameson, and Jameson is obligated to buy the shares, subject to the terms of the agreement. During the year ended March 31, 2002, we drew down gross proceeds of $1.8 million on the equity line by selling 12,132,865 shares of common stock to Jameson.

     There are a number of conditions that we must satisfy before Jameson is obligated to buy our shares under the equity line, including that a registration statement covering the resale of the shares purchased by Jameson is declared effective by the SEC and remains effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock issued under the equity line. That registration statement was declared effective on August 20, 2001. We have already issued the maximum number of shares covered by that registration statement. Therefore, we are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC. There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line. We are committed to drawing a minimum of $2.5 million over the term of the agreement, and are limited to drawing a maximum of $15 million. In order for us to fulfill our obligation to sell a minimum of $2.5 million to Jameson, we would be required to draw an additional $700,000. Based on the June 14, 2002 closing price of our common stock of $0.14 per share, we would be required to issue an additional 5,555,555 shares of common stock to satisfy this obligation. We have informed Jameson that our preference is to terminate this
agreement   without  drawing  down
additional funds. We have not concluded discussions with Jameson and there is no certainty that we will be successful in terminating this agreement.

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


RISKS RELATED TO OUR FINANCIAL CONDITION

IF DEMAND FOR OUR PRODUCTS AND SERVICES FAILS TO GROW, WE MAY NEVER ACHIEVE PROFITABILITY

     We have never realized an operating profit and have reported significant losses. As of March 31, 2002, we have accumulated losses of approximately $84.4 million.

     We were founded in 1994 as a development stage company. We currently derive all of our revenues on a per transaction basis for VWAP securities trades and orders executed through our subsidiary Croix Securities, Inc. We expect to generate future revenues from other trading segment products being developed that will offer pricing at a variety of VWAP intervals during the day. We can give no assurance, however, that we will successfully develop new products or that any new products we do develop will be accepted by the marketplace. Our future success will depend on continued growth in demand for VWAP trading and other electronic trade execution services, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

WE MAY NEED ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND STRATEGIC
INITIATIVES

     We believe that without generating any revenues from our operations, the $10,000,000 gross proceeds we received upon closing of the transactions contemplated by the purchase agreement with OptiMark Innovations should be sufficient to fund our operations through March 31, 2003. There can be no assurance, however, that we will not need additional financing during that time. Additional financing may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing entered into by Ashton would be subject to approval by Innovations pursuant to the Rights Agreement.

OUR BUSINESS IS HIGHLY VOLATILE AND OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

     We have experienced an increase in volatility of trading volume of trades executed through our trading systems from session to session during the past year. These fluctuations have a direct impact on our operating results and cause significant fluctuations in our day-to-day profitability. We cannot be certain that the volatility in our daily trading volume will not continue. Moreover, the continued volatility in the securities markets could result in significant proprietary trading losses. These losses could have a material adverse effect on our business, financial condition and operating results. If demand for our current services declines and/or never materializes for our future products and services, and we are unable to adjust our cost structure on a timely basis, it could have a material adverse effect on our business, financial condition and operating results.

     Our revenues may fluctuate due to a decline in securities trading volumes, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from our trading activities. Lower price levels of securities also may result in reduced trading activity and reduce our revenues from electronic brokerage transactions. Any decline in securities trading volumes, price or market liquidity or other market variables could have a material adverse effect on our operating results.

WE ARE SUBJECT TO NET CAPITAL REQUIREMENTS THAT COULD LIMIT OUR OPERATIONS

     A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand or maintain our present levels of business, which could have a material adverse effect on our operating results. The SEC and the NASD have strict rules that require each of our broker-dealer affiliates to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may suspend or revoke our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations. These net capital requirements may limit our ability to transfer funds from our broker-dealer affiliates to ourselves which may affect our ability to repay our debts or fund our operations.

RISKS RELATED TO YOUR INVESTMENT IN OUR COMMON STOCK

YOU WILL SUFFER DILUTION IN THE FUTURE UPON ISSUANCE OF OUR COMMON STOCK

     In connection with our closing under the purchase agreement, we issued to OptiMark Innovations a senior secured convertible note in the principal amount of $2,727,273. The principal amount of the senior secured note is currently convertible into 52,870,757 shares of Ashton common stock.

     We also have recently granted HK Weaver Group Limited an option to purchase up to 2 million shares of our common stock, and warrants to purchase 9 million shares of our common stock to RGC International Investors, LDC. The future public sale of our common stock by Innovations and other stockholders that may control large blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

THE RISK OF DILUTION MAY CAUSE THIRD PARTIES TO ENGAGE IN SHORT SALES OF OUR COMMON STOCK

     By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock. The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage third parties to engage in short sales of our common stock. These factors could also make it more difficult for us to raise funds at an acceptable or stable stock price through future offerings of common stock.

YOUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY OUR DELISTING FROM THE NASDAQ NATIONAL MARKET

     On November 7, 2001, our common stock was delisted from the NASDAQ National Market and began trading on the OTC Bulletin Board which could have an adverse effect on the liquidity of our common stock and upon your ability to obtain an accurate quotation as to the price of our common stock. In addition, it could be more difficult for us to raise funds through future offerings of common stock.

WE MAY BE SUBJECT TO CLAIMS THAT COULD SERIOUSLY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We may be subject to claims as a result of one or more of the matters described below. Any of these matters could give rise to claims or litigation that could subject us to liability for damages. We have limited liquidity and financial resources to satisfy any such claims. Moreover, any lawsuits, regardless of their merits, could be time-consuming, require us to incur significant legal expenses and divert management time and attention.

          o Following the sale of shares of our common stock by certain selling stockholders pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-3. Thus, claims may be made that the prospectus did not meet the requirements of, and that the sale of the shares was not properly registered pursuant to, the Securities Act of 1933. If such claims are upheld, then the sale of the shares of common stock by these selling stockholders may have constituted a violation of the Securities Act of 1933. In this case, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the dates of their respective purchases, to recover (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. We believe that these refunds or damages could total up to approximately $2.1 million, plus interest, in the event the purchasers of the shares suffer a total loss of their investment during this period and seek refunds or damages.

          o On April 26, 2002, we received a draft complaint from counsel for two shareholders of UTTC, one of our subsidiaries, that named as defendants Ashton, UTTC, Innovations and specified present and former directors of UTTC. The draft complaint purports to assert claims arising, among other things, from purported pledges by Ashton of UTTC's intellectual property and the creation of joint ventures that are claimed to have used UTTC's intellectual property, allegedly without compensation to UTTC or its shareholders. Among other claims, the draft complaint also purports to state claims for breach of fiduciary duty arising out of offers, which were not accepted, to acquire the shares of UTTC from these shareholders at a price that was allegedly too low. To our knowledge, the draft complaint has not yet been filed.

          o Our publicly traded Warrants expired on May 2, 2002. Under the Warrant Agreement dated as of May 7, 1996 between Ashton and
               North American Transfer Co., as Warrant Agent, Ashton was required to notify the Warrant Agent and the registered holders of the Warrants of specified adjustments to the exercise price of the Warrants and shares deliverable upon exercise of the
               Warrants. We failed to provide the Warrant Agent or the registered holders of the Warrants with required notices of adjustments to the exercise price that resulted from multiple issuances or deemed issuances of shares of common stock below the then current market price (as defined in the Warrant Agreement). To date, no claims related to the Warrant Agreement have been asserted.

          o On May 20, 2002, Finova filed a motion to add Ashton as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey--Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by Ashton from Innovations pursuant to the Purchase Agreement. We cannot predict whether Finova will be successful in its motion to add Ashton as a defendant, nor can we predict the outcome of the litigation at this time. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify Ashton from any claims relating to the alleged fraudulent conveyance. If Ashton becomes a defendant in this litigation, is found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

WE DO NOT EXPECT TO PAY COMMON STOCK DIVIDENDS

     You will not receive payment of any dividends in the foreseeable future and the return on your investment may be lower than anticipated. We have never paid or declared any cash dividends upon our common stock, nor do we intend to. Our board of directors has discretion to declare cash dividends on our common stock and on our

Series B preferred stock. While there are no contractual limitations on our ability to pay cash dividends on our common stock, based on our present financial status and contemplated future financial requirements, we do not anticipate declaring any cash dividends on the common stock. In determining whether to pay dividends, our board of directors considers many factors, including our earnings, capital requirements and financial condition.

RISKS RELATED TO OUR MANAGEMENT

WE ARE UNDERGOING SIGNIFICANT BOARD AND MANAGEMENT CHANGES

     Our future success depends upon the experience, skills and working relationship of our new board and management team. We have experienced a complete change in the members of our board of directors, except for Fred Weingard who continues as a director and executive officer of Ashton. We have a new non-executive Chairman of our board, and new interim Chief Executive Officer, a new President and Chief Operating Officer, and a new Chief Financial Officer. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals.

SALES OR GRANTS OF STOCK TO OUR EMPLOYEES AND KEY INDIVIDUALS WILL REDUCE YOUR OWNERSHIP PERCENTAGE

     We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership in Ashton of the then-existing stockholders. We have reserved 6,450,000 shares of common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of common stock for issuance pursuant to our 1999 Stock Option Plan and 3,000,000 shares of common stock for issuance pursuant to our 2000 Incentive Plan.

     We intend to create a new option plan for 2002 for the purpose of retaining and compensating employees, officers and Board members.

OUR PRINCIPAL STOCKHOLDER EXERCISES CONTROL OVER ALL MATTERS SUBMITTED TO A VOTE OF STOCKHOLDERS

     Our principal stockholder, OptiMark Innovations Inc., owns 608,707,567 shares of our common stock and has rights to acquire an additional 52,870,757 upon conversion of a note. Innovations' holdings represent approximately 88% of our outstanding capital stock, and approximately 89% of our outstanding common stock assuming conversion of the convertible note. As a result of Innovations' ownership interest in Ashton, Innovations is able to elect all of our directors and otherwise control our operations. Furthermore, the disproportionate percentage of the vote controlled by Innovations could also serve to impede or prevent a change of control. As a result, potential acquirors may be discouraged from seeking to acquire control through the purchase of our common stock, which could have a depressive effect on the price of our securities and will make it less likely that stockholders receive a premium for their shares as a result of any such attempt.

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

OUR TRADING ACTIVITIES EXPOSE OUR CAPITAL TO POTENTIAL LOSSES

     We plan to engage in trading activities, predominantly through our subsidiary ATG Trading acting as principal. These activities include the purchase, sale or short sale of securities and derivative securities for our own account. These activities are subject to a number of risks including price fluctuations and rapid changes in the liquidity of markets, all of which subjects our capital to significant risks.

OUR COMPLIANCE AND RISK MANAGEMENT METHODS MIGHT NOT BE FULLY EFFECTIVE IN REDUCING OUR EXPOSURE TO LOSSES

     There can be no assurance that our risk management and compliance procedures will be adequate or effective to detect and deter compliance systems failures. Nor can we assure you that we will be able to manage our systems, technology and regulatory compliance growth successfully. Our inability to do so could have a material adverse effect on our business and our financial condition. The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. We plan to continue to revise formal compliance procedures for the new proprietary trading system we will operate through our subsidiary ATG Trading .

OUR BROKERAGE OPERATIONS EXPOSE US TO LIABILITY FOR ERRORS IN HANDLING CUSTOMER ORDERS

     Errors in performing clearing services or execution services, including clerical and other errors related to the handling customer orders could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by customers and others. We provide execution services to each of our trading system customers and execute orders on behalf of each of our broker-dealer affiliates. In conjunction with our clearing agent partners, we provide clearing services, which include the confirmation, receipt, settlement and delivery functions, involved in securities transactions.

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

FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OUR OPERATING RESULTS

     We are exposed to credit risk from third parties that owe us money, securities, or other obligations. Any failure by these third parties to discharge adequately their obligations in a timely basis or any event adversely affecting these third parties could have a material adverse effect on our financial condition and results of operations. These parties include our customers, trading counter parties, clearing agents, exchanges and other financial intermediaries.

CONDITIONS BEYOND OUR CONTROL COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

     Our business and operating results are very dependent upon equity trading volumes. Many conditions beyond our control can adversely effect such trading volumes, including national and international economic, political and market conditions, investor sentiment, the availability of funding and capital, the level and volatility of interest rates, legislative and regulatory changes, inflation, and similar broad trends. With reduced trading volumes, we may expect to receive fewer transactions with concomitantly reduced transaction fees and commissions from eVWAP and our broker-dealer operations.

RISKS RELATED TO OUR TECHNOLOGY AND PRODUCTS

WE WILL BE  DEPENDENT  ON NEW AND  EXISTING  TRANSACTION  PRODUCTS  TO  GENERATE
REVENUES

     Our future revenues will depend primarily on the volume of securities traded on our systems and generated by our transaction-related products. The success of these systems and products is heavily dependent upon their acceptance by broker-dealers, institutional investors and other market participants.
Failure to obtain such acceptance could result in lower volumes and a lack of liquidity in these systems and products. While we continue to solicit customers to use our systems and products, there can be no assurance that we will attract a sufficient number of such customers.

     We may receive a substantial portion of our order flow through electronic communications gateways, including a variety of computer-to-computer interfaces and the Internet. Our electronic brokerage services involve alternative forms of order execution. Accordingly, substantial marketing, sales efforts and strategic relationships may be necessary to educate and acquire prospective customers regarding our electronic brokerage services and products. There can be no assurance that our marketing, sales efforts and strategic initiatives will be successful in educating and attracting new customers.

IF ANY OF OUR COMPUTER AND COMMUNICATIONS SYSTEMS FAIL, OUR BUSINESS WILL BE ADVERSELY AFFECTED

     Any computer or communications system failure or decrease in computer systems performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results. We currently do not provide our customers with backup trading systems or complete disaster recovery systems.

     Our trading systems and proprietary trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. We cannot assure you that our network protections will work. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from customers for losses.

SOFTWARE "BUGS," ERRORS AND MALFUNCTIONS MAY EXPOSE US TO LOSSES

     Complex software such as ours often contains undetected errors, defects or imperfections. These bugs could result in service interruptions or other problems for us and our customers. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. In addition, because our products often work with software developed by others, including vendors and customers, bugs in others' software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors' products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers. Problems regarding our VWAP trading algorithms, which we will use to provide proprietary trading commitments, could result in material tracking errors and in significant proprietary trading losses.

OUR NETWORKS MAY BE VULNERABLE TO SECURITY BREACHES

     Our networks may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our customers' confidential information or cause interruptions or malfunctions in our operations. The secure transmission of confidential information over public networks is a critical element of our operations. We have not in the past experienced network security problems. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Although our current security measures have never been breached, we can provide no assurance that our current or future security measures will protect against all security risks in the future.

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

     We regard our products and the research and development that went into developing them as our property. Unauthorized third parties could copy or reverse engineer certain portions of our products or obtain or use information that we regard as proprietary. In addition, our trade secrets could become known to or be independently developed by our competitors. We rely primarily on a combination of trademark and trade secret protection, employee and third party confidentiality and non-disclosure agreements, license agreements, and other intellectual property protection methods to protect these property rights. However, we have not received any patent awards, nor have we filed for federal copyright protection relating to current product lines.

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

     We derive most of our revenue from trading in existing equity securities, which we are about to expand to include most of the securities included in the S&P 500, Russell 1000, and NASDAQ 100 indices. Any reduction in revenues resulting from a decline in the secondary market trading volume for these equity securities could have a material adverse effect on our business, financial condition and operating results. Additionally, a decline in cash flows into the U.S. equity markets or a slowdown in equity trading activity by broker-dealers and other institutional investors may have an adverse effect on the securities markets generally and could result in lower revenues from our trading system activities.

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

     Our products compete with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Tradebook, Liquidnet, and other companies that develop proprietary electronic trading systems. Our electronic trade execution services also compete with services offered by leading brokerage firms offering various forms of volume-weighted average price trade execution. We also compete with various national, regional and foreign securities exchanges for trade execution services.

     Many of our competitors have substantially greater financial, research, development, sales, marketing and other resources than we do and many of their products have substantial operating histories. While we believe our products offer certain competitive advantages, our ability to maintain these advantages will require continued investment in the development of our products, and additional marketing and customer support activities. We may not have sufficient resources to continue to make this investment, while our competitors may continue to devote significantly more resources to competing services, nor can we be sure our products will adequately address all the competitive criteria in a manner that results in a competitive advantage.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET PRICE RISK

     Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy working capital and regulatory requirements, and minimizing risk while maximizing return. For working capital purposes, we invest primarily in money market instruments. Cash that is not needed for normal operations is invested in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We do not use derivative financial instruments in our investment portfolio. As of March 31, 2002, the cash and cash equivalents balance of $635,087 was comprised of balances in our interest-bearing demand checking and savings accounts and a certificate of deposit.

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

     We have been engaged in trading activities with ATG Trading acting as a principal, including the purchase, sale or short sale of securities and derivative securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets, all of which may subject our capital to significant risks. Although on January 7, 2002, we inactivated ATG Trading as a broker-dealer, thereby reducing its minimum net capital requirement, we plan to reactivate it during the fiscal year ending March 31, 2003.

     We will from time to time, make investments that are considered strategic. These investments require approval of executive management and the board of directors. This component of our cash management strategy is reevaluated periodically. As of March 31, 2002, there were no such investments.

INTEREST RATE RISK

     Our exposure to interest rate risk relates primarily to the interest-bearing portion of our cash and cash equivalents balances. As of March 31, 2002, the cash and cash equivalents balance of $635,087 was comprised of balances in our interest-bearing demand checking and savings accounts and a certificate of deposit. Due to the conservative nature of these accounts and their limited balances, a sudden change in interest rates would not have a material effect on our financial condition.

FOREIGN CURRENCY RISK

     Ashton has joint ventures in Canada and in Hong Kong, which were formed to develop, market and operate our trading systems for seamless use by U.S., Canadian and Asian financial intermediaries. Our investments in these joint ventures expose us to currency exchange fluctuations between the U.S. Dollar and the Canadian Dollar, and between the U.S. Dollar and the Hong Kong Dollar. To the extent our international activities recorded in their local currencies increase in the future, the exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in any foreign currency hedging activities because our foreign currency cash balances are generally kept at levels necessary to meet current operating and capitalization needs of these foreign joint ventures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report                                                  29
Consolidated Balance Sheets at March 31, 2002
     and 2001                                                                 30
Consolidated Statements of Operations for the
     years ended March 31, 2002, 2001, and 2000                               31
Consolidated Statements of Cash Flows for the years
    ended March 31, 2002, 2001, and 2000                                      32
Consolidated Statements of Stockholders' (Deficiency) Equity
    and Comprehensive Loss for the years ended March 31, 2002,
    2001, and 2000                                                            34
Notes to Consolidated Financial Statements                                    37

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
The Ashton Technology Group, Inc.


We have audited the accompanying consolidated balance sheets of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' (deficiency) equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ashton Technology Group, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP
-------------------------------

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 6, 2002

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,

                                                                           2002                               2001
ASSETS
Cash and cash equivalents                                        $         635,087                 $        6,028,883
Securities available for sale                                                    -                          1,483,350
Accounts receivable                                                          4,798                             66,695
Current portion of notes receivable                                              -                            131,700
Prepaid expenses and other current assets                                  144,025                            787,640
                                                                 -----------------                 -------------------
   Total current assets                                                    783,910                          8,498,268
Notes receivable, net of current portion                                         -                             94,012
Property and equipment, net of accumulated depreciation                  1,515,430                          2,319,080
Exchange memberships                                                       159,752                            356,652
Investments in and advances to affiliates                                  224,757                            141,144
Other investments                                                                -                          1,500,000
Other assets                                                               102,782                            156,622
                                                                 -----------------                 -------------------

   Total assets                                                  $       2,786,631                 $       13,065,778
                                                                 =================                 ===================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Accounts payable and accrued expenses                            $       1,935,926                 $          979,504
Short-term note, net of discount                                           322,581                                  -
Net liabilities of discontinued operations                                  59,956                            806,030
                                                                 -----------------                 -------------------
           Total current liabilities                                     2,318,463                          1,785,534

Secured convertible note                                                 4,711,400                                  -
Other liabilities                                                           41,044                             18,438
                                                                 -----------------                 -------------------
   Total liabilities                                                     7,070,907                          1,803,972

Minority interest                                                                -                          4,000,000

Commitments and contingencies

Series F redeemable convertible preferred stock $.01 par                         -                          4,363,717
value -  shares authorized: 20,000; shares issued and
outstanding: none and 4,364

Preferred stock - shares authorized: 3,000,000                                   -                                  -
   250,000 shares designated as Series A; shares issued
   and outstanding: none
590,000 shares designated as Series B - (liquidation                       240,000                            442,000
   preference equals $240,000 and $442,000);
   shares issued and outstanding: 24,000 and 44,200
Common stock - par value: $.01; shares authorized:                         682,823                            332,288
   100,000,000 and 60,000,000; shares issued and outstanding:
   68,282,250 and 33,228,830
Additional paid-in capital                                              79,217,625                         73,358,849
Accumulated deficit                                                    (84,414,829)                       (71,186,197)
Accumulated other comprehensive loss                                        (9,895)                           (48,851)
                                                                 ------------------                 ------------------
     Total stockholders' (deficiency) equity                            (4,284,276)                         2,898,089
                                                                 ------------------                 ------------------
     Total liabilities and stockholders'(deficiency) equity      $       2,786,631                  $      13,065,778
                                                                 ==================                 ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended March 31,
                                                                ----------------------------------------------------
                                                                   2002               2001                2000
                                                                --------------    --------------     ---------------
Revenues                                                         $  2,489,470        $  225,068       $ 3,869,084
                                                                 -------------    --------------      ------------
Expenses:
     Costs of revenues                                                      -                 -           644,510
     Salaries & benefits                                            5,139,312         5,784,936         7,198,144
     Professional fees                                              1,529,175         3,265,768         2,713,809
     Brokerage, clearing & exchange fees                            2,701,243           680,960            18,192
     Development costs                                                      -             7,461            95,354
     Depreciation and amortization                                    914,728           700,484           715,956
     Non-cash compensation charges                                          -            40,108           351,369
     Loss on trading activities                                       375,480           335,137                 -
     Selling, general and administrative                            2,951,314         4,066,386         7,324,862
                                                                 -------------    --------------      ------------
        Total costs and expenses                                   13,611,252        14,881,240        19,062,196
                                                                 -------------    --------------      ------------
     Loss from operations                                         (11,121,782)      (14,656,172)      (15,193,112)
                                                                 -------------    --------------      ------------

     Interest income                                                  105,514         1,135,078         1,169,910
     Interest expense                                                (626,790)          (12,156)             (797)
     Gain on deconsolidation of Gomez                                       -                 -         5,568,475
     Gain on redemption of Gomez preferred stock                            -                 -         2,550,000
     Other (expense) income                                          (950,365)          300,809          (416,632)
     Equity in income (loss) of affiliates                            172,373        (1,963,976)           90,508
                                                                 -------------    --------------      ------------

Net loss from continuing operations                               (12,421,050)      (15,196,417)       (6,231,648)
                                                                 -------------    --------------      ------------
Loss from discontinued operations of eMC                               (1,161)       (2,596,006)                -
Gain (loss) from disposal of discontinued operations of eMC           667,137        (3,145,926)                -
                                                                 -------------    --------------      ------------
Total discontinued operations of eMC                                   665,976       (5,741,932)                -
                                                                 -------------    --------------      ------------
Net loss                                                          (11,755,074)    $ (20,938,349)      $(6,231,648)
                                                                 =============    ==============      ============

Dividends attributed to preferred stock                            (1,329,200)       (1,868,705)       (1,259,757)
Dividends in arrears on preferred stock                              (144,358)         (397,857)         (456,075)
                                                                 -------------    --------------      ------------
Net loss applicable to common stock                              $(13,228,632)    $ (23,204,911)      $(7,947,480)
                                                                 =============    ==============      ============

Basic and diluted net loss per share from continuing
operations                                                       $      (0.30)    $       (0.59)      $     (0.32)
Basic and diluted net income (loss) per share from
   discontinued operations                                               0.01             (0.20)                -
                                                                 -------------    --------------      ------------
Basic and diluted net loss per common share                      $      (0.29)    $       (0.79)       $    (0.32)
                                                                 =============    ==============      ============

Weighted average number of common shares outstanding,
     basic and diluted                                             45,987,870        29,394,565        24,929,977
                                                                 =============    ==============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended March 31,
                                                                     ---------------------------------------------------------------
                                                                           2002                   2001                    2000
                                                                     -----------------     --------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS

Net loss from continuing operations                                 $(12,421,050)            $(15,196,417)            $ (6,231,648)
Adjustments to reconcile net loss from continuing
   operations to net cash used in continuing operations:
     Depreciation and amortization                                       914,728                  707,945                  811,310
     Non-cash compensation charge for common stock options                    --                   40,108                   66,161
     Amortization of discount on securities available for sale                --                  (20,229)                      --
     Common stock issued for consulting services                              --                       --                  285,208
     Non-cash reimbursement of legal expenses                                 --                 (413,980)                      --
     Common stock issued for Hudson Knights acquisition                       --                  106,875                       --
     Loss on sale of investments                                         628,116                       --                       --
     UTTC common stock issued in connection with seperation
          agreement                                                           --                       --                  416,632
     Non-cash interest expense                                           626,789
     Gain on deconsolidation of Gomez                                         --                       --               (5,568,475)
     Gain on redemption of Gomez preferred stock                              --                       --               (2,550,000)
     Equity in (income) loss of affiliates                              (172,373)               1,963,976                  (90,508)
Changes in operating assets and liabilities:
     Accounts receivable                                                  61,897                  (66,695)                      --
     Prepaid expenses and other current assets                           643,615                 (432,157)              (2,170,835)
     Due from broker-dealer                                                   --                2,000,000                       --
     Advances to affiliates                                               88,760                 (130,049)                      --
     Other assets                                                         53,840                  101,574                  165,436
     Accounts payable and accrued expenses                               921,007                  113,078                1,981,293
     Other liabilities                                                    22,606                   18,438                 (432,532)
                                                                      -----------             ------------             ------------
          Net cash used in operating activities                       (8,632,065)             (11,207,533)             (13,317,958)
                                                                      -----------             ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATION

Purchase of securities available for sale                                     --               (1,500,000)              (9,968,771)
Proceeds from maturities and sales of securities                       1,500,000               10,000,000                       --
available for sale
Purchase of property and equipment                                      (111,078)              (2,043,315)              (2,591,268)
Sale (purchase) of exchange membership                                   105,000                  (90,000)                 (69,752)
Increase in notes receivable                                                  --                       --               (2,000,000)
Cash received from notes receivable                                      189,496                  121,305                  102,766
Capitalized software development costs                                        --                  (19,897)                      --
Investment in affiliates                                                      --                       --               (1,000,000)
Purchase of other investments                                                 --               (1,500,000)                      --
Effect of deconsolidation of Gomez                                            --                       --                2,554,511
Proceeds from redemption of Gomez preferred stock                             --                       --                2,550,000
                                                                      -----------             ------------             ------------
          Net cash provided by (used in) investing activities          1,683,418                4,968,093              (10,422,514)
                                                                      -----------             ------------             ------------



   The accompanying notes are an integral part of these financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                         Year Ended March 31,
                                                                              ------------------------------------------------------
                                                                                 2002                  2001                2000
                                                                              ----------            ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS

Proceeds from issuance of short term note                                    $    500,000         $         --         $         --
Line of credit borrowings                                                              --            4,109,360
Line of credit repayments                                                              --           (4,109,360)                  --
Preferred stock dividends paid in cash                                                 --              (53,753)            (535,829)
Issuance costs for common stock                                                  (687,357)            (155,884)            (575,000)
Proceeds from issuance of common stock                                          1,800,000            2,000,000            5,750,000
Proceeds from exercise of stock options and warrants to
purchase                                                                               --               65,624            2,855,027
   common stock
Net proceeds from issuance of stock by subsidiaries                                    --                   --            9,626,929
Issuance costs for preferred stock and notes payable                                   --                   --             (682,563)
Proceeds from issuance of preferred stock                                              --                   --           20,000,000
                                                                             -------------        -------------        -------------

           Net cash provided by financing activities                            1,612,643            1,855,987           36,438,564
                                                                             -------------        -------------        -------------
Foreign currency translation adjustment                                            22,306              (32,201)                  --

DISCONTINUED OPERATIONS

Net cash used in operating activities                                             (87,322)          (1,789,976)                  --
Net cash provided by (used in) investing activities                                 7,224           (3,145,926)                  --
Net cash provided by financing activities                                              --               15,000                   --
                                                                             -------------        -------------        -------------


           Net cash used in discontinued operations                               (80,098)          (4,920,902)                  --
                                                                             -------------        -------------        -------------
Net (decrease) increase in cash and cash equivalents                           (5,393,796)          (9,336,556)          12,698,092
Cash and cash equivalents, beginning of year                                    6,028,883           15,365,439            2,667,347
                                                                             -------------        -------------        -------------
Cash and cash equivalents, end of year                                       $    635,087         $  6,028,883         $ 15,365,439
                                                                             =============        =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                                    $         --         $     12,156         $        797
                                                                             =============        =============        =============
Supplemental schedule of non-cash investing and financing
activities:

   Issuance of common stock for purchase of UTTC preferred stock             $         --                    $         $         --
                                                                             =============        =============        =============
   Receipt of Gomez common stock for repayment of Dover note
     and reimbursement of legal costs                                        $         --         $    884,563         $         --
                                                                             =============        =============        =============
   Non-cash and accrued dividends on preferred stock                         $  1,473,558         $  2,212,809         $  1,177,285
                                                                             =============        =============        =============
   Conversion of preferred stock to common stock                             $    202,000         $  3,836,283         $ 16,785,188
                                                                             =============        =============        =============
   Exchange series F preferred stock for secured convertible note            $  5,111,526         $         --         $         --
                                                                             =============        =============        =============
   Exchange of UTTC series KW preferred stock for common stock               $  3,000,000         $         --         $         --
                                                                             =============        =============        =============
   Exchange of UTTC series TK preferred stock for common stock               $  1,500,000         $         --         $         --
                                                                             =============        =============        =============
   Conversion of secured convertible note principal and interest             $    704,334         $         --         $         --
                                                                             =============        =============        =============
   Issuance of warrants in connection with Series F preferred stock          $         --         $         --         $    645,000
                                                                             =============        =============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                         THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY AND COMPREHENSIVE LOSS

                                                                               Year ended March 31,
                                              --------------------------------------------------------------------------------------
                                                        2002                         2001                            2000
                                              -------------------------      -------------------------    --------------------------
                                                Shares          Amount        Shares          Amount        Shares         Amount
                                              -----------   -----------      -----------   -----------     -----------   -----------
COMMON STOCK
Balance at beginning of year                  33,228,830   $   332,288      28,118,594    $   281,186     20,569,172   $   205,692
Issue common stock in connection with puts    12,132,865       121,329              --             --        696,570         6,966
Issue common stock for cash                           --            --       1,333,333         13,333             --            --
Conversion of preferred stock to common
stock                                            121,200         1,212       2,877,358         28,774      5,563,148        55,631
Issue common stock for consulting services       (50,000)         (500)         50,000            500             --            --
Issue common stock in exchange for UTTC
   preferred stock                            18,489,274       184,893         733,945          7,339             --            --
Exercise of stock options and warrants                --            --          85,600            856      1,289,704         12,897
Conversion of secured convertible note to
   common stock                                4,360,081        43,601              --             --             --            --
                                              ----------   -----------      ----------    -----------     ----------   -----------
Issue common stock for asset acquisitions             --            --          30,000            300             --            --
                                              ----------   -----------      ----------    -----------     ----------   -----------
Balance at end of year                        68,282,250       682,823      33,228,830        332,288     28,118,594       281,186
                                              ----------   -----------      ----------    -----------     ----------   -----------

SERIES A PREFERRED STOCK
Balance at beginning of year                          --            --              --             --        125,219     1,252,188
Conversion of series A to common stock                --            --              --             --       (125,219)   (1,252,188)
                                              ----------   -----------      ----------    -----------     ----------   -----------

Balance at end of year                                --            --              --             --             --            --
                                              ----------   -----------      ----------    -----------     ----------   -----------

SERIES B PREFERRED STOCK
Balance at beginning of year                      44,200       442,000          64,200        642,000        417,500     4,175,000
Conversion of series B to common stock           (20,200)     (202,000)        (20,000)      (200,000)      (353,000)   (3,533,000)
                                              ----------   -----------      ----------    -----------     ----------   -----------
Balance at end of year                            24,000       240,000          44,200        442,000         64,200       642,000
                                              ----------   -----------      ----------    -----------     ----------   -----------



                                          THE ASHTON TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY AND COMPREHENSIVE LOSS (continued)


                                                                               Year ended March 31,
                                              --------------------------------------------------------------------------------------
                                                        2002                         2001                            2000
                                              -------------------------      -------------------------    --------------------------
                                                Shares          Amount        Shares          Amount        Shares         Amount
                                              -----------   -----------      -----------   -----------     -----------   -----------

DEFERRED CONSULTING EXPENSE
Balance at beginning of year                          --            --                              --                    (285,208)
Amortization of deferred consulting expense           --            --                              --                     285,208
                                              ----------   -----------      ----------    ------------    ----------   -----------
Balance at end of year                                --            --                              --                          --
                                              ----------   -----------      ----------    ------------    ----------   -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                73,358,849                      64,294,258                  39,133,830
Issue common stock in connection with puts                   1,678,671                              --                   5,743,034
Issue common stock for cash                                         --                       1,986,667
Issue common stock for consulting services                         500                            (500)                         --
Issue common stock in exchange for UTTC
   preferred stock                                           2,815,107                         992,661                          --
Issue common stock and stock options for
  acquisitions                                                      --                         106,575                          --
Issue common stock options                                          --                          40,108                      73,661
Issue costs in connection with common stock                   (687,357)                       (155,886)                   (575,000)
Conversion of preferred stock to common
stock                                                          200,788                       3,807,509                  16,729,557
Issue costs in connection with preferred stock                      --                              --                  (1,556,135)
Preferred stock dividends                                    1,438,143                       2,207,687                   1,493,448
Discount on short-term note                                    500,000                              --                          --
Conversion of secured convertible note to
 common stock                                                  660,733                              --                          --
Exchange series F preferred stock for
 secured convertible note                                     (747,809)                             --                          --
Exercise of stock options and warrants                              --                          64,770                   2,834,631
Common stock issued in connection with
  termination agreement                                             --                              --                     416,632
Issue common stock of subsidiaries to third
parties                                                             --                          15,000                         600
                                              ----------   -----------      ----------    ------------    ----------   -----------
Balance at end of year                                      79,217,625                      73,358,849                  64,294,258
                                              ----------   -----------      ----------    ------------    ----------   -----------



                                              THE ASHTON TECHNNOLOGY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY AND COMPREHENSIVE LOSS (continued)


                                              --------------------------------------------------------------------------------------
                                                        2002                         2001                            2000
                                              -------------------------      -------------------------    --------------------------
                                                Shares          Amount        Shares          Amount        Shares         Amount
                                              -----------   -----------      -----------   -----------     -----------   -----------

ACCUMULATED DEFICIT

Balance at beginning of year                               (71,186,197)                    (47,981,286)                 (40,036,524)
Preferred stock dividends                                   (1,473,558)                     (2,266,562)                  (1,713,114)
Net loss                                                   (11,755,074)                    (20,938,349)                  (6,231,648)
                                              ----------   ------------     ----------    -------------   ----------   -------------
Balance at end of year                                     (84,414,829)                    (71,186,197)                 (47,981,286)
                                              ----------   ------------     ----------    -------------   ----------   -------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year                                  (48,851)                         (73,551)                          --
                                                           ------------                   ------------                 -------------
Unrealized loss on securities available for                       950                           50,605                           --
sale
Reclassification adjustment                                    15,700                            6,296                      (73,551)
Foreign currency translation adjustment                        22,306                          (32,201)                          --
                                              ----------   ------------     ----------    -------------   ----------   -------------
Other comprehensive income (loss)                              38,956                           24,700                      (73,551)
                                              ----------   ------------     ----------    -------------   ----------   -------------
Balance at end of year                                         (9,895)                         (48,851)                     (73,551)
                                                           ------------                   -------------                -------------
Total stockholders' (deficiency) equity                   $(4,284,276)                    $  2,898,089                 $ 17,162,607
                                              ==========   ============     ==========    =============   ==========   =============

COMPREHENSIVE LOSS
Net loss                                                  (11,755,074)                    $(20,938,349)                $ (6,231,648)
Other comprehensive income (loss) per above                    38,956                           24,700                      (73,551)
                                              ----------   ------------     ----------    -------------   ----------   -------------
Total comprehensive loss                                  $(11,716,118)                   $(20,913,649)                $ (6,305,199)
                                              ==========   ============     ==========    =============   ==========   =============


                      The accompanying notes are an integral part of these consolidated financial statements.


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

         The Ashton Technology Group, Inc. was formed as a Delaware corporation in February 1994. We provide equity trade execution services to global institutional investors. Our goal is to provide liquidity in S&P 500, NASDAQ 100 and Russell 1000 securities to global institutional investors at a low cost. Through our guaranteed fill program, we offer a source of anonymous block liquidity with minimal market impact.

         As of March 31, 2002, our operating subsidiaries and joint ventures included:

         o  ATG Trading, LLC

         o  Universal  Trading   Technologies   Corporation   (UTTC),   and  its
            subsidiaries:
            -   Croix Securities, Inc.,
            -   REB Securities, Inc.
         o  Ashton Technology Canada, Inc.,
         o  Kingsway-ATG Asia, Ltd. (KAA)

         Electronic Market Center, Inc. (eMC) is one of our majority-owned subsidiaries. In March 2001, eMC's board of directors voted to discontinue its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. During the fiscal year ended March 31, 2002, eMC incurred an operating loss of $1,161 and a gain on the disposal of its operations of $667,137. The results of eMC are reflected as discontinued operations in our consolidated financial statements.

         Gomez, Inc. was previously one of our majority-owned subsidiaries prior to December 1999. Due to a private placement by Gomez in December 1999, our equity interest decreased to less than 50%. We then began accounting for our investment in Gomez under the equity method of accounting, rather than consolidating Gomez's results of operations within our results. Gomez generated substantially all of our revenue for the fiscal year ended March 31, 2000. We currently recognize no revenue from Gomez, and the carrying value of our Gomez equity investment is zero.

BASIS OF PRESENTATION

         The accounts of each of our majority-owned subsidiaries, UTTC, ATG Trading, and Ashton Canada are consolidated with those of Ashton in our consolidated financial statements. We generally account for investments in businesses of which we own between 20% and 50% using the equity method. Ashton's interests in KAA and Gomez are accounted for using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in "equity in income (loss) of affiliates" in our consolidated statements of operations. Other investments in which our interest is less than 20% and which are not classified as available-for-sale securities are generally carried at the lower of cost or net realizable value. We assess the need to record impairment losses on investments and record such losses when the impairment is determined to be more than temporary in nature.

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

         The accompanying consolidated financial statements reflect eMC's operations as discontinued operations in accordance with APB Opinion No. 30 - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. During the year ended March 31, 2001, we recorded a loss from discontinued operations totaling $2,596,006, primarily for salaries, benefits, and consulting fees for the people hired to develop the technology platform. We also recorded a loss on the disposal of eMC during the year ended March 31, 2001 of $3,145,926, including $63,423 in severance payments, and $3,082,503 in write-offs of eMC's assets. The write-offs included $2,033,088 related to eMC's investments in TeamVest, approximately $796,000 in system development costs, and approximately $254,000 related to software, computer equipment, prepayments and other assets. During the year ended March 31, 2002, we recorded a loss from discontinued operations of $1,161 for administrative costs, and a gain on the disposal of eMC of $667,137 as a result of the settlement of some of its obligations. Also included in the consolidated balance sheets are eMC's remaining net liabilities of $59,956 and $806,030 as of March 31, 2002 and March 31, 2001, respectively.

Computer Science Innovations, Inc.

         On November 4, 1997, Ashton sold its majority-owned subsidiary, Computer Science Innovations, Inc. ("CSI(R)"). CSI(R) was sold to a trust created by the CSI(R) leveraged ESOP. In connection with the sale, we received cash, the forgiveness of amounts due to CSI(R), and a $594,125 five-year 8 1/4% note. On October 3, 2001, Ashton accepted $125,000 in full satisfaction of the note balance of $161,215, and recorded a loss of $36,215.

USE OF ESTIMATES

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. See "Management's Discussion and Analysis - Additional Factors That Could Affect Future Results" in Item 7. of this Form 10-K for a discussion of some of the factors that could cause our actual results to differ from those estimates.

RECLASSIFICATIONS

         Certain reclassifications have been made in the consolidated financial statements to prior year amounts to conform to the current year's presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. The fair values of investment securities are based upon quoted market prices. Notes receivable are carried at a value that approximates fair value based upon the short period to maturity and the rates of return currently available for investments with similar terms and maturities. Our marketable securities are classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115. Securities available for sale are recorded at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Other investments that are not classified as available-for-sale securities are carried at the lower of cost or net realizable value.

REVENUE RECOGNITION

         During the years ended March 31, 2002 and March 31, 2001, we generated revenues on a per transaction basis for each share traded through eVWAP and commission revenue from our customers on a per transaction basis for orders executed through Croix.

         Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis. eVWAP revenues are recorded net of amounts paid to the Philadelphia Stock Exchange pursuant to our September 1995 agreement. Under this agreement, the Philadelphia Stock Exchange employs the eVWAP on its equity-trading floor in exchange for a portion of the revenues eVWAP generates. The Philadelphia Stock Exchange bills our customers for eVWAP trades, and remits the net payments to us.

         Gomez generated substantially all of the revenues in the year ended March 31, 2000. Consulting revenues were recognized by Gomez when the services were completed and the client was billed for the services rendered. Subscription revenue was generated by Gomez from the sale of subscriptions to its website, and recorded ratably over the period of service. Lead generation and transaction-based revenues were generated by Gomez by facilitating contact between Gomez members and online businesses that contracted with Gomez. These revenues were recognized by Gomez upon the members' completion of a transaction, and only when there were no further conditions or obligations to the online business.

CASH AND CASH EQUIVALENTS

         We consider all cash and highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

         Accounts   receivable   included   $4,798  and  $66,695  due  from  the
Philadelphia Stock Exchange for eVWAP revenues as of March 31, 2002 and March 31, 2001, respectively

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         In accordance with AICPA Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/ operation stage are expensed as incurred. During the year ended March 31 2001, we capitalized $19,897, in costs for financial software developed for internal use, which we are amortizing over two years. We did not capitalize any software development costs during the year ended March 31, 2002.

         We account for the costs of software to be marketed in compliance with SFAS No. 86 (FAS 86), Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility of the product is obtained. Development costs incurred subsequent to technological feasibility are capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased or otherwise marketed. Amortization begins when the product is available for release to customers. We amortized software costs related to the eVWAP using the straight-line method over the estimated economic useful life of 18 months. Amortization of the eVWAP development costs totaled $95,354 for the year ended March 31, 2000. We have not capitalized software development costs in accordance with FAS 86 since the second quarter of fiscal 1999 when the technological feasibility of the eVWAP was obtained, and all such costs were expensed by December 31, 1999.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the leasehold improvements.

INTANGIBLE ASSETS

         In March 1999, we purchased the rights to the domain name www.vwap.com, which we categorized as an intangible asset. Amortization of the intangible asset was provided on a straight-line basis over its estimated useful life of 18 months. Amortization expense of $19,521 and $39,042 was recognized during the years ended March 31, 2001 and 2000, respectively.

NET LOSS PER SHARE

         Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the years ended March 31, 2002, 2001 and 2000, because we have incurred net losses; therefore, the effect of the dilutive securities is anti-dilutive in those years.

ADVERTISING EXPENSES

         All advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2002, 2001 and 2000 amounted to approximately $145,465, $672,332 and $79,700, respectively. Advertising is included in selling, general and administrative expense on the consolidated statements of operations.

UTTC COMMON STOCK REVERSE SPLIT

         On April 7, 2000, the Board of Directors of UTTC approved a three-for-four reverse stock split, effective April 10, 2000. All references in the consolidated financial statements to UTTC common shares and common stock options have been adjusted retroactively for the split.

2.       INVESTMENTS IN SUBSIDIARIES AND AFFILIATED COMPANIES

ATG TRADING LLC

         On March 31, 2000, we agreed to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC, a proprietary trading firm and member of the Philadelphia Stock Exchange. On July 25, 2000, we completed the purchase of Hudson Knights Securities, LLC, and formed ATG Trading, LLC. We issued 30,000 shares of our common stock to effect the acquisition and recorded a charge of $106,875 for the issuance of the shares during the year ended March 31, 2001.

         During the years ended March 31, 2002 and 2001, ATG Trading provided liquidity to participants in eVWAP and provided our management with real-time experience with volume-weighted average price trading and risk management techniques. We recorded losses on proprietary trading activities of $375,480 and $335,137 during the years ended March 31, 2002 and 2001, respectively. ATG Trading has not conducted proprietary trading activities since December 2001, and as a result, we inactivated ATG Trading's status as a broker-dealer effective January 7, 2002. We plan to reactivate it as our principal trading entity during the fiscal year ending March 31, 2003 to provide guaranteed liquidity to broker-dealers.

ASHTON TECHNOLOGY CANADA, INC.

         In December 1999, we entered into an agreement to create Ashton Canada to develop, market and operate intelligent matching, online transaction systems and distribution systems for use by U.S. and Canadian financial intermediaries. On June 8, 2000, Ashton Canada entered into an agreement with the Toronto Stock Exchange to market, deploy, and operate eVWAP, as a facility of the Toronto Stock Exchange for Canadian securities. At this time, the Toronto Stock Exchange has deferred implementing eVWAP as a facility in 2002, and Ashton Canada has reduced expenses and staffing to address the reduced prospects for near-term revenues from such a facility.

         On December 20, 1999, we funded Ashton Canada with $333,400 in cash for 51% of the voting equity, and have funded an additional $1,277,472 as of March 31, 2002. In connection with the agreement to form Ashton Canada, we issued series K warrants to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants were exercisable for a period of two years beginning on June 4, 2000. The series K warrants began vesting in quarterly installments of 125,000 shares on December 20, 2000, and became fully vested on September 30, 2001. During each of the years ended March 31, 2002 and 2001, we recorded a dividend of $1,024,900 upon vesting of 250,000 of the series K warrants. Ashton received 309,500 of the series K warrants from TK Holdings in an exchange on September 24, 2001 (see "Stockholders' (Deficiency) Equity"). This exchange increased our ownership in Ashton Canada from 51% of the voting equity to 90%.

KINGSWAY-ATG ASIA, LTD.

         On December 16, 1999, we finalized a joint venture agreement with Kingsway International to create KAA. On January 13, 2000, Ashton purchased 47,000,000 shares of KAA's voting common stock for $1,000,000 for a 47% interest in KAA. Because we own less than 50% of the equity of KAA, we account for our investment in KAA under the equity method. Our investment in KAA, originally recorded at cost, has been adjusted to recognize our share of KAA's net losses. The balance of our investment in KAA at March 31, 2002 and 2001 was $183,468 and $11,095, respectively.

         On January 30, 2002, Ashton and HK Weaver Group, Inc. entered into an "Agreement For Sale And Purchase Of Shares in respect of the shares in Kingsway ATG Asia Limited." Pursuant to the agreement, Ashton has sold all of its KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note issued to Ashton by HK Weaver, effective as of May 7, 2002. The note is convertible into HK Weaver common stock upon an IPO of HK Weaver and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, Ashton shall receive HK Weaver shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should HK Weaver shares not be listed on GEM by January 30, 2003, Ashton's sole recourse is to redeem the note and receive the return of its KAA shares.

GOMEZ, INC.

         Gomez, which was one of our majority-owned subsidiaries through December 1999, was our primary source of revenues since Gomez's inception in May 1997. As a result of Gomez's sale of preferred stock on December 30, 1999, our ownership percentage in Gomez was reduced to below 50%. As of December 31, 1999, we began accounting for our investment in Gomez under the equity method of accounting due to the decrease in ownership and our reduced representation on Gomez's board. As a result, we consolidated Gomez's operating results only through December 31, 1999. Pursuant to the equity method of accounting, the carrying amount of our remaining investment in Gomez was increased to zero. The increase of $5,568,475 was reported as a gain during the year ended March 31, 2000. We also realized a gain of $2,550,000 during the year ended March 31, 2000 from the redemption of 500 shares of our Gomez series A preferred stock.

         In July 2001, Gomez raised approximately $1 million of capital from certain existing investors in the form of senior secured notes. We participated in that round of funding through the purchase of a senior secured note in the amount of $38,633. The balance of the note and accrued interest thereon of $41,289 are included in "Investments in and advances to affiliates" on our March 31, 2002 consolidated balance sheet. On November 7, 2001, Gomez completed the sale and transfer of substantially all of its assets and liabilities to GZ Advisors, Inc. Gomez, Inc. is being liquidated and GZ Advisors, Inc. has been renamed Gomez, Inc. Currently, our investment in the new Gomez, Inc. consists of a $38,633 senior secured note that is convertible into approximately 1.4% of the fully diluted common stock of the new Gomez, Inc. In addition, our series A preferred stock in Gomez was converted into common stock of the new Gomez, Inc., representing an additional 1.1% of the fully diluted ownership.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB

Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. We do not expect the adoption of SFAS No. 145 will have a material impact on our financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset" (SFAS No. 144), which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business described in APB No. 30. We do not expect the adoption of SFAS No. 144 will have a material impact on our financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, Accounting for Retirement Obligations (SFAS No. 143) that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. We do not expect the adoption of SFAS No. 143 will have a material impact on our financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations as well as FASB Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 142 addresses how intangible assets that are acquired individually or within a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.


5.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of March 31, 2002 and 2001:


                                                                                       Estimated
                                                           March 31,                  Useful Life
                                             -------------------------------------- -----------------
                                                  2002                 2001
                                             ----------------    ------------------
         Office equipment......................$     215,040       $     255,954         3 - 5 years
         Computer equipment.....................   1,655,613           2,514,047             3 years
         Computer software......................     223,218             233,310             3 years
         Furniture and fixtures.................     625,133             708,208             5 years
         Leasehold improvements.................     312,995             381,648       Term of lease
                                             ----------------    ---------------
                                                   3,031,999           4,093,167
         Less accumulated depreciation............(1,516,569)         (1,774,087)
                                             ----------------    ---------------
              Property and equipment, net.... $   1,515,430       $   2,319,080
                                             ================    ===============

         Depreciation and amortization expense related to property and equipment for the years ended March 31, 2002, 2001 and 2000 was approximately $915,000, $688,000 and $677,000, respectively.

6.       SECURITIES AVAILABLE FOR SALE AND OTHER INVESTMENTS

         The balance of securities available for sale as of March 31, 2002 and 2001 consist of the following:


                                                   2002                                  2001
                                   ---------------------------------------------------------------------------
                                         Cost               Market               Cost             Market
                                                            Value                                  Value
                                   ---------------------------------------------------------------------------
US government & government
agency obligations                 $               -  $                -  $       1,500,000   $   1,483,350
                                   ===========================================================================

         As of March 31, 2001, our securities available for sale had maturities ranging from three to eight years. Gross unrealized losses on securities available for sale amounting to $16,650 at March 31, 2001 have been excluded from earnings and included in accumulated other comprehensive loss, which is a component of stockholders' (deficiency) equity. The specific identification method is utilized in determining the cost of a security that has been sold. Realized gains and losses of $6,250 and $6,296 for the years ended March 31, 2002 and 2001, respectively, are included in other income (expense) on the consolidated statements of operations.

         On February 6, 2001, we made a $1,500,000 equity investment in JAGfn Broadband, LLC. This investment was recorded at its cost on the consolidated balance sheet as of March 31, 2001.

         On September 24, 2001, we entered into an exchange agreement with the UTTC series TK preferred stock investors. We exchanged our investment in JAGfn for 72,850 shares of series TK preferred stock, all of the outstanding 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada. As a result of this exchange, we recorded a reduction in other assets of $1,500,000, a reduction in minority interest of $1,000,000 and a loss of $500,000 during the year ended March 31, 2002.

7.       EXCHANGE MEMBERSHIPS

         We own two Philadelphia Stock Exchange memberships through ATG Trading and Croix. In July 2000, ATG Trading, LLC purchased an exchange membership with options trading privileges for $90,000 in cash. In January 2000, Croix purchased a regular exchange membership for $69,752 in cash. Exchange memberships are recorded at cost and are evaluated periodically for impairment in value. If an other than temporary impairment is considered to have occurred, the membership will be recorded at a value that reflects our estimate of the impairment.

         On January 23, 2002, REB sold its membership seat which it purchased in March 1999 at a cost of $196,900. REB received proceeds of $105,000 and recorded a loss of $91,900, which is included in other income (expense) on the March 31, 2002 statement of operations.

8.       SHORT-TERM NOTE

         On January 30, 2002, HK Weaver Group, Limited, formerly known as Kingsway Electronic Services, Limited, agreed to lend up to $500,000 to Ashton under a bridge loan agreement. $250,000 of the loan amount was repayable through the mandatory issuance of 5 million shares of Ashton common stock, and the remaining $250,000 was either convertible into an additional 5 million shares of Ashton common stock or repayable in cash, at the option of HK Weaver. The HK Weaver loan was secured by 47 million shares of the common stock of KAA owned by Ashton. HK Weaver is our joint venture partner in KAA, and is a holding company and a subsidiary of Kingsway International Holdings Limited (KIHL).

         We drew a total of $500,000 on the bridge loan during February 2002. Since the note was convertible into shares of Ashton common stock at a rate of $0.05 per share, and the market price of Ashton common stock was $0.25 on the date of the bridge loan agreement, Ashton recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as a discount of $500,000 on the note, and have amortized $322,581 as interest expense through March 31, 2002. The $500,000 note is reflected on the March 31, 2002 consolidated balance sheet net of the remaining unamortized discount of $177,419. Because of the short-term nature of the note instrument, its estimated fair value approximates the carrying amount.

         Also in connection with the bridge loan, we granted HK Weaver a three-year option to purchase two million shares of Ashton common stock at an exercise price equal to the price per share to be paid, by OptiMark Innovations upon closing of the securities purchase agreement between Ashton and OptiMark Innovations (see "Subsequent Events"). The options will vest in quarterly installments of 500,000 each, beginning on August 7, 2002.

         On May 7, 2002, HK weaver converted the entire $500,000 note into 10 million shares of Ashton common stock.


9. EXCHANGE OF SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK FOR SECURED CONVERTIBLE NOTE

SECURED CONVERTIBLE NOTE

         On July 13, 2001, Ashton entered into a securities exchange agreement with RGC International Investors, LDC to exchange all of the outstanding 4,364 shares of series F preferred stock, plus accrued premium, for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The principal amount of the note represents the par value of the series F preferred stock of $4,363,717 plus accrued premium at the date of the exchange of $747,809. Interest on the note was 9% per year, the same rate as the premium on the series F preferred stock. The note was convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceding conversion and $1.00 per share. Certain of our intellectual property, including our eVWAP trading system, secured the note.

         During the year ended March 31, 2002, we recorded interest expense of $304,209, which represents interest on the secured convertible note from July 13, 2001, the exchange date, through March 31, 2002. Also during the year ended March 31, 2002, we issued 4,360,081 shares of common stock upon conversion of $685,000 in principal and $19,334 in interest on the secured convertible note.

         On May 7, 2002, Ashton entered into a securities exchange agreement with RGC International Investors, LDC, pursuant to which RGC exchanged the 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of Ashton common stock at an exercise price of $0.04305 per share. The exchange note is secured by a blanket first priority lien on all assets of Ashton (see "Subsequent Events").

         The estimated fair value of the note approximates the carrying amount because the interest rate approximates those presently available for similar debt.

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

         Each share of the series F preferred was convertible into a number of shares of our common stock based on a formula. The formula was the stated value of the series F preferred plus a premium of 9% per annum, divided by a conversion price. The conversion price was the lesser of $10.79 or the average of the five lowest closing bid prices of our common stock during the 22 trading days preceding conversion. After February 18, 2000, the series F preferred was not subject to a minimum conversion price, but was redeemable at our option in lieu of conversion, if the market price of our common stock was below $7.35 on any conversion date. Since the series F preferred was also subject to redemption by the investor upon the occurrence of certain events which were outside of our control, it is classified in our March 31, 2001 balance sheet as redeemable preferred stock instead of a component of stockholders' equity.

         In January 2001, the aggregate number of shares of common stock issued upon prior conversions of the series F preferred equaled 19.99% of the common stock outstanding on the issue date of the series F preferred, and represented the maximum number of shares issuable to the series F investor without obtaining stockholder approval under NASDAQ rules. As a result of this "triggering event" as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor was entitled to redeem the remaining 4,364 shares of series F preferred for cash. In lieu of such redemption, on July 13, 2001, the series F preferred was exchanged for the secured convertible note maturing on August 18, 2003.

         During the year ended March 31, 2001, 3,636 shares of the series F preferred were converted into 2,757,358 shares of our common stock, including 290,304 shares for the 9% premium, which we recorded as dividends. During the year ended March 31, 2000, 12,000 shares of the series F preferred were converted into 2,192,412 shares of our common stock, including 70,884 shares recorded as dividends. We also accrued dividends in arrears of $108,943, $638,866, and $448,767 to reflect the 9% premium on the remaining series F preferred from the issue date through March 31, 2002, 2001 and 2000, respectively.

         The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of $12.26 per share. The fair value of the warrants, or $645,000, was recorded as a dividend in August 1999 at the time of issuance.

10.      STOCKHOLDERS' EQUITY

INCREASE IN AUTHORIZED COMMON STOCK

         On September 21, 2000, our stockholders voted to increase the authorized shares of our common stock from 60,000,000 to 100,000,000. On April 18, 2002, our stockholders voted to further increase the authorized shares of our common stock from 100,000,000 to 1,000,000,000. (See "Subsequent Events".)

NASDAQ DELISTING

         On November 6, 2001, the NASDAQ Listing Qualifications Panel notified us that it would delist our common stock from the NASDAQ National Market, effective with the open of business on November 7, 2001. In its notice, the Panel noted that we failed to present a definitive plan to achieve and sustain compliance with the minimum net tangible assets/shareholder's equity requirement for continued listing on the NASDAQ National Market as required by NASDAQ marketplace Rule 4450 (a)(3), and that we did not satisfy the requirements for continued listing on the NASDAQ SmallCap Market. On November 7, 2001, our common stock began trading on the OTC Bulletin Board.

EQUITY LINE OF CREDIT AGREEMENT

         On July 10, 2001 we entered into an amended equity line arrangement with Jameson Drive LLC. The equity line is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of Ashton common stock over a 24-month period. Jameson also received a five-year warrant to purchase 1,506,024 shares of common stock at an exercise price of $1.02. Ashton is committed to drawing a minimum of $2.5 million over the term of the agreement, and is limited to drawing a maximum of $15 million. We may request a draw on the equity line by selling common stock to Jameson based on a 10% discount to the market price of Ashton common stock at the time of the sale. At any one time, Ashton can draw a minimum of $100,000 and a maximum of $1 million. During the year ended March 31, 2002, we drew down gross proceeds of $1.8 million on the equity line by selling 12,132,865 shares of common stock to Jameson.

         There are a number of conditions that we must satisfy before we may issue shares under the equity line, including the following:

         o A registration statement covering the resale of the shares purchased by Jameson must be declared effective by the SEC and remain effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock issued under the equity line. The registration statement was declared effective on August 20, 2001. We have already issued the maximum number of shares covered by that registration statement. We have an obligation to register the resale of an additional 4,632,865 shares which we issued to Jameson and were not covered by the registration statement. We are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC;

         o We may not issue shares to Jameson if following such purchase, Jameson and its affiliates would beneficially own more than 9.99% of our common stock then outstanding;

         o Our representation and warranties given to Jameson must be true and correct, and we must comply with the provisions of the agreement with Jameson; and

         o Our common stock must remain traded on NASDAQ National Market, NASDAQ Small Cap Market, American Stock Exchange, New York Stock Exchange or OTC Bulletin Board.

         There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line. We have informed Jameson that our preference is to terminate this agreement without drawing down additional funds. We have not concluded discussions with Jameson and there is no certainty that we will be successful in terminating this agreement

UTTC SERIES KW CONVERTIBLE PREFERRED STOCK

         On December 12, 2001, all 123,240 shares of the series KW preferred were converted into 18,489,274 shares of Ashton common stock. The series KW preferred stock was issued by UTTC in a private placement on January 12, 2000 for gross proceeds of $3,000,000. In accordance with the terms of the series KW preferred, since UTTC had not completed an initial public offering by December 31, 2001, 41,080 shares of the series KW preferred was convertible into 3.477 shares each of Ashton common stock, and 82,160 shares of the series KW preferred was convertible at the liquidation value divided by the average closing price of Ashton common stock for the twenty trading days preceding conversion.

         The UTTC series KW preferred stock is presented as a minority interest on the March 31, 2002 and 2001 consolidated balance sheets at its liquidation preference of $0 and $3,000,000, respectively.

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

         On September 24, 2001, we entered into an exchange agreement with the UTTC series TK preferred stock investors. We received 72,850 shares of series TK preferred stock, all of the outstanding 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada, in exchange for Ashton's investment in JAGfn. Our 5% equity investment in JAGfn was purchased for $1,500,000 on February 6, 2001. As a result of this exchange, we recorded a reduction in other assets of $1,500,000, a reduction in minority interest of $1,000,000 and a loss of $500,000 during the year ended March 31, 2002.

         We also exchanged 72,850 shares of UTTC series TK preferred stock on March 9, 2001 for 733,945 shares of our common stock with a value of $1,000,000. The UTTC series TK preferred stock was presented as a minority interest on the consolidated balance sheet at its liquidation preference of $1,000,000as of March 31, 2001.

         The series T warrants vested in quarterly installments beginning in June 2000. The fair value of the warrants was being recorded as dividends over the vesting period. During the years ended March 31, 2002 and 2001, we recorded dividends of $304,300 and $608,600 upon vesting of 50,000 and 100,000 of the series T warrants, respectively.

SERIES K WARRANTS

         In connection with our agreement to form Ashton Canada in December 1999, we issued series K warrants to purchase 500,000 shares of Ashton common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants are exercisable for a period of two years beginning on June 4, 2000. On December 20, 2000, the series K warrants began vesting in quarterly installments of 125,000 shares, and became fully vested on September 30, 2001. During each of the years ended March 31, 2002 and 2001, we recorded dividends of $1,024,900 upon vesting of 250,000 of the series K warrants. Ashton received 309,500 of the series K warrants from TK Holdings in an exchange on September 24, 2001. (See "UTTC Series TK Convertible Preferred Stock and Series T Warrants").

PRIVATE EQUITY AGREEMENT, SERIES D AND E PREFERRED STOCK

         On April 3, 1998 we entered into a private equity line of credit agreement with a group of accredited investors. Subject to the satisfaction of certain conditions, we were entitled to "put" to the private equity investors shares of our common stock for an aggregate price of $13,000,000. The put price per share was equal to 85% of the average of the lowest bid prices of such common stock over the seven day period beginning three days before and ending three days after we gave notice of a put. During the year ended March 31, 2000, we exercised four puts in the aggregate amount of $5,750,000, and issued 696,570 shares of common stock.

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

         In connection with the private equity line of credit agreement, we paid the placement agent a fee of $150,000 in cash, 0.15 shares of our series D preferred, a warrant, on the same terms as the warrants issued to the private equity investors, to purchase up to 190,000 shares of our common stock, 20,000 shares of our common stock and attorneys' fees of $30,000. On July 15, 1998, we paid the placement agent $100,000 and 0.1 share of our series E preferred, and a warrant to purchase up to 60,000 shares of common stock. In addition, on the completion of each put, we paid the placement agent an amount equal to 5% of the proceeds. Payments of $287,500 were made in the years ended March 31, 2000 in connection with the agreement. Of the total 250,00 warrants issued to the placement agent in connection with the series D and E preferred, 30,000 were exercised in August 1999 for total proceeds of $137,400.

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

         We paid cash dividends of $83,223 on the series A preferred during the year ended March 31, 2000. There were no cash dividends paid on the series A preferred subsequent to March 31, 2000. We paid cash dividends of $58,877 and $452,606 on the series B preferred during the years ended March 31, 2001 and 2000, respectively. As of March 31, 2002 and 2001, dividends in arrears included $35,415 and $5,122, respectively, for the series B preferred.

         During the year ended March 31, 2000 125,219 shares of the series A preferred were converted into a total of 2,518,440 shares of our common stock. By August 1999, all shares of the series A preferred stock had been converted into common stock. In the years ended March 31, 2002, 2001 and 2000, 20,200, 20,000 and 353,300 shares, respectively, of the series B preferred were converted into a total of 2,361,000 shares of common stock.

DEFERRED CONSULTING EXPENSE

         In February 1998, we entered into a consulting agreement with Continental Capital & Equity Corporation. We issued 300,000 shares of common stock, with a fair value of $475,125, for promotional services provided by Continental through February 1999. During August 1998, the agreement was amended to reduce future payments and extend the original term of the February 1998 agreement. As a result of the amendment, we issued 250,000 additional shares of common stock, with a fair market value of $416,657. We recorded a deferred consulting expense of $416,657 as a reduction to stockholders' equity during the year ended March 31, 1999. The consulting cost was amortized over the revised one-year term of the agreement. During the year ended March 31, 2000, non-cash compensation charges of $285,208 were recorded to amortize the deferred consulting expenses.

UNDERWRITERS' WARRANTS

         Warrants that were issued to the underwriters in our initial public offering in May 1996 were exercised on a cashless basis during June 1999, and we issued 100,555 shares of common stock.

REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         In May 1996, we issued an aggregate of 3,232,500 publicly tradable warrants. The warrants were exercisable at any time during the five-year period ending May 2, 2002, provided that a current prospectus relating to the underlying common stock was in effect and the shares were qualified for sale or exempt from qualification under applicable securities laws. During the year ended March 31, 2000, 5,200 of the public warrants were exercised for proceeds to us of $30,420. The outstanding warrants expired on May 2, 2002.

11.      RELATED PARTY TRANSACTIONS

THE DOVER GROUP, INC.

         We have utilized the Dover Group, Inc. for consulting services related to our financing and product development efforts. Fredric W. Rittereiser, the Company's former Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. For the years ended March 31, 2001 and 2000, the Company paid consulting fees to Dover amounting to $75,000 and $180,000. Effective September 1, 2000, Ashton and Mr. Rittereiser entered into an employment agreement, pursuant to which Mr. Rittereiser was compensated by Ashton and UTTC directly, and the consulting arrangement with Dover was terminated. On April 15, 2002, Mr. Rittereiser and Ashton entered into a separation agreement that became effective as of May 7, 2002 (see "Subsequent Events").

         On January 14, 1998, we entered into an agreement with Dover and Mr. Rittereiser, whereby they agreed to reimburse us for $413,980 in legal costs associated with a lawsuit brought by David N. Rosensaft against Ashton and UTTC, to the extent such costs were not covered by our directors' and officers' liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC common stock as collateral in support of their agreement to pay the legal costs. On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft lawsuit in the amount of $1.2 million. We were previously dismissed as a party to the Rosensaft lawsuit, however Ashton's board resolved to fund one-third of the $1.2 million settlement amount, and, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, we loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their one-third portion of the Rosensaft settlement. In exchange for the loan, Dover initially pledged 300,000 shares of Ashton common stock which it owned.

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

ADIRONDACK CAPITAL, LLC

         In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a former member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $80,000, $120,000, and $120,000 during the years ended March 31, 2002, 2001 and 2000, respectively. We terminated the consulting agreement with Adirondack effective December 1, 2001. We also paid Adirondack a fee of $75,000 in September 2000 to terminate a fee agreement for advisory services provided by Adirondack to eMC. We paid Adirondack $287,500 in the year ended March 31, 2000, pursuant to the private equity line of credit agreement. Additionally, we paid Adirondack $300,000 (an amount equal to 5% of the proceeds from the sale of the series C preferred, the series D preferred and the series E preferred) and an option to purchase 600,000 shares of common stock at $1.875 per share. Effective April 1, 1999, Mr. Gothner also began receiving a monthly board retainer.

         In connection with the equity line of credit agreement with Jameson we executed in February 2001, we issued 50,000 restricted shares of our common stock to Adirondack for its assistance in structuring the agreement. On June 27, 2001, Adirondack agreed to return the shares, and on July 10, 2001, we amended the equity line agreement. Adirondack will not receive any compensation in connection with either the original or the amended equity line agreement.

         Effective May 7, 2002, Mr. Gothner resigned from the Ashton board of directors.

WYNDHAM CAPITAL CORPORATION

         In 1997, we retained Wyndham Capital Corporation to provide investment banking and financial advisory services. Thomas G. Brown, a former member of our board of directors, is the President and managing director of Wyndham. The Company paid $25,000 in consulting fees to Wyndham during the year ended March 31, 2000. Effective September 1, 1999, Wyndham's consulting fees were terminated and Mr. Brown began receiving a monthly board retainer.

         Effective May 7, 2002, Mr. Brown resigned from the Ashton board of directors.

KRONISH, LIEB, WEINER & HELLMAN LLP

         Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a former member of our board of directors, is a senior partner, acted as counsel to us in various matters since 1998. We paid aggregate fees of $2,709 $65,071 and $118,479 during the years ended March 31, 2002, 2001 and 2000, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services. Mr. Kronish also began receiving a monthly board retainer in September 2000, upon his election to the board.

         Effective September 25, 2001, Mr. Kronish resigned from the Ashton board of directors.

12.      STOCK OPTION PLANS

ASHTON STOCK OPTION PLANS

         In July 1998, our board of directors adopted the 1998 Stock Incentive Plan. A total of 6,450,000 shares for which options may be granted were reserved pursuant to the 1998 Plan. In November 1998, our board of directors adopted the 1999 Stock Incentive Plan. A total of 2,550,000 shares for which options may be granted were reserved pursuant to the 1999 Plan. In September 2000, our stockholders approved the 2000 Incentive Plan. A total of 3,000,000 shares for which options may be granted were reserved pursuant to the 2000 Plan. Under the 1998 Plan, the 1999 Plan and the 2000 Plan, stock options have been granted to officers, directors, employees and others who provided services to us. In the aggregate, we have already granted options to purchase 9,630,000, shares of common stock under all three stock option plans, and options to purchase 291,250 shares under separate agreements. As of March 31, 2002, 640,500,

1,140,394, and 2,861,500 shares remain available for grant under the 1998 Plan, the 1999 Plan and the 2000 Plan, respectively.

         All Ashton stock options include provisions for: forfeiture in the event the employee dies or ceases to be in the employment of Ashton or one of its subsidiaries during the first year of employment. In January 2000, we filed Forms S-8 to register 774,009 and 266,027 shares under the 1998 Plan and the 1999 Plan, respectively.

         A summary of the status of Ashton's stock options outstanding as of March 31, 2002, 2001 and 2000 is as follows:


                                       MARCH 31, 2002               MARCH 31, 2001             MARCH 31, 2000
                                  ----------------------------------------------------------------------------------
                                                  WEIGHTED                     WEIGHTED                  WEIGHTED
                                                  AVERAGE                      AVERAGE                   AVERAGE
                                     OPTIONS      EXERCISE        OPTIONS      EXERCISE     OPTIONS      EXERCISE
                                   OUTSTANDING     PRICE        OUTSTANDING     PRICE     OUTSTANDING     PRICE
                                  ----------------------------------------------------------------------------------
Outstanding at beginning
of year .......................    8,440,377     $   3.53      7,903,166       $   3.15      7,682,500    $   2.19

Cancelled during the year......   (1,806,060)        3.73       (397,834)          5.25       (166,000)       3.93


Exercised during the year......           --           --       (147,955)          2.03       (761,584)       2.05

Granted during the year........        5,000         0.90      1,083,000           6.75      1,148,250        8.82
                                  ----------------------------------------------------------------------------------
Outstanding at end of year.....    6,639,317     $   3.48      8,440,377       $   3.53      7,903,166    $   3.15
====================================================================================================================

         The following table summarizes information about Ashton's stock options outstanding and exercisable at March 31, 2002:


                                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
  -------------------------------------------------------------------------------------------------------
      RANGE OF                              WEIGHTED          WEIGHTED                       WEIGHTED
  EXERCISE PRICES       OPTIONS        AVERAGE REMAINING       AVERAGE        OPTIONS        AVERAGE
                      OUTSTANDING       CONTRACTUAL LIFE      EXERCISE      EXERCISABLE   EXERCISE PRICE
                                                                PRICE
 --------------------------------------------------------------------------------------------------------
      $0.01 - 1.42             6,000       4.0 Years             $   0.91            200      $     1.00

      $1.43 - 2.85         4,997,067       1.3 Years                 1.88      4,963,067            1.88

      $2.86 - 4.27           375,000       3.9 Years                 3.94        307,000            3.99

      $4.28 - 5.70           125,000       2.8 Years                 5.29         45,000            5.38

      $5.71 - 7.12            65,000       2.6 Years                 6.35         26,000            6.35

      $7.13 - 8.55           100,000       2.8 Years                 8.13         40,000            8.13

      $8.56 - 9.97           216,250       2.5 Years                 9.36        111,250            9.19

     $9.98 - 11.40           655,000       3.1 Years                10.49        637,000           10.49

    $11.41 - 14.25           100,000       4.2 Years                14.25        100,000           14.25
                    -------------------------------------------------------------------------------------
                           6,639,317       1.8 Years             $   3.48      6,229,517      $    3.28
                    =====================================================================================


         Stock options granted to non-employees generally vest immediately and have a maximum exercise term of five years. We recognize a non-cash compensation charge for options granted to non-employees in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. No Ashton stock options were granted to third parties during the years ended March 31, 2002 and 2001. Non-cash compensation charges were recognized during the year ended March 31, 2001 related to the vesting of options that were issued during the year ended March 31, 2000, and which vested over a period of fifteen months. During the years ended March 31, 2001 and 2000, we recognized non-cash compensation expense of $38,552 and $324,252, respectively, for Ashton options granted to non-employees.

SFAS NO. 123 DISCLOSURES

         We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:


                                                      AS REPORTED
                               ----------------------------------------------------------
                                             FOR THE YEAR ENDED MARCH 31,
                                       2002                2001              2000
                               ----------------------------------------------------------
Net loss                       $   (11,755,074)      $  (20,938,349)      $(6,231,648)

Loss per share                 $         (0.29)      $        (0.79)      $     (0.32)
                               ==========================================================


                                                       PRO FORMA
                               ----------------------------------------------------------
                                             FOR THE YEAR ENDED MARCH 31,
                                       2002                2001              2000
                               ----------------------------------------------------------
Net loss                       $   (12,878,518)        $  (22,143,274)   $(10,322,983)

Loss per share                 $         (0.28)        $        (0.83)   $      (0.48)
                               ==========================================================

         The fair value of Ashton options granted during the years ended March 31, 2002, 2001 and 2000 was $1,219 and $382,583, and $5,803,652, respectively.
The assumptions we used to calculate the fair values of options issued to employees during the year ended March 31, 2002 include: (i) a risk-free interest rate of 4.7%, (ii) an expected life of five years, (iii) expected stock volatility of 10.4%, and (iv) expected stock dividends of zero.

UTTC STOCK OPTION PLAN

         In October 1999, UTTC's board of directors adopted the 1999 UTTC Stock Option Plan, pursuant to which UTTC issued stock options to its employees and third parties. A summary of the status of the UTTC stock options outstanding as of March 31, 2002, 2001 and 2000 is as follows:


                                       MARCH 31, 2002               MARCH 31, 2001             MARCH 31, 2000
                                 -----------------------------------------------------------------------------------
                                                  WEIGHTED                     WEIGHTED                  WEIGHTED
                                     OPTIONS       AVERAGE        OPTIONS      AVERAGE       OPTIONS     AVERAGE
                                   OUTSTANDING    EXERCISE      OUTSTANDING    EXERCISE    OUTSTANDING   EXERCISE
                                                    PRICE                       PRICE                     PRICE
                                 -----------------------------------------------------------------------------------
  Outstanding at beginning
  of year.......................      6,709,751      $2.17      6,678,188       $2.14    1,676,250         $1.45

  Cancelled during the year.....     (1,734,563)      2.71       (758,250)         --           --            --

  Exercised during the year.....             --         --              --         --           --            --

  Granted during the year.......             --         --         789,813       2.95    5,001,938          2.37
                                 -----------------------------------------------------------------------------------
  Outstanding at end of year....      4,975,188      $1.99       6,709,751      $2.17    6,678,188         $2.14
                                 ===================================================================================

         The following table summarizes information about UTTC stock options outstanding and exercisable at March 31, 2002:


                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
  ---------------------------------------------------------------------------------------------------------
      RANGE OF                              WEIGHTED          WEIGHTED                         WEIGHTED
  EXERCISE PRICES       OPTIONS        AVERAGE REMAINING       AVERAGE         OPTIONS         AVERAGE
                      OUTSTANDING       CONTRACTUAL LIFE      EXERCISE       EXERCISABLE    EXERCISE PRICE
                                                                PRICE
  ---------------------------------------------------------------------------------------------------------

     $1.33-1.50            1,192,500       1.2 years           $1.33             1,192,500      $    1.33

       $2.00               3,288,500       2.8 years            2.00             1,972,400           2.00

       $3.50                 494,188       3.0 years            3.49               290,638           3.48
                      -------------------------------------------------------------------------------------
                           4,975,188       2.5 years           %1.99             3,455,538      $   1.89
                      =====================================================================================


         UTTC stock options granted to non-employees generally vest immediately and have a maximum exercise term of five years. UTTC recognized a non-cash compensation charge for options granted to third parties in compliance with SFAS No. 123. No UTTC stock options were granted to non-employees during the years ended March 31, 2002 and 2001. Non-cash compensation charges were recognized during the year ended March 31, 2001 related to the vesting of options that were issued during the year ended March 31, 2000, and which vested over a period of fifteen months. During the years ended March 31, 2001 and 2000, UTTC recognized non-cash compensation expense of $1,556 and $27,117, respectively, for UTTC options granted to non-employees.

         If we had elected to recognize compensation cost based on the fair value of the UTTC options granted to directors and employees at the grant date as prescribed by SFAS No. 123, there would be no effect on the net loss.

13.      BENEFIT PLANS

         We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. Certain officers of Ashton serve as trustees of the plan. We may make discretionary contributions, however, we made no contributions during the years ended March 31, 2002, 2001 and 2000.

14.      INCOME TAXES

         We have net operating loss carryforwards at March 31, 2002 of approximately $62,178,000, which will expire between 2011 and 2022, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles and non-qualified options exceeds the basis for financial reporting purposes by approximately $8,532,000. The carryforwards and the temporary difference result in a deferred tax asset of approximately $28,738,000 and $23,938,000 at March 31, 2002 and 2001, respectively, for which we have provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit. As more fully disclosed in Note 19 to the consolidated financial statements, Ashton had a substantial change in ownership as of May 7, 2002. As such, we may now be limited to the amount of net operating loss carryforwards that we use in a particular year to offset future taxable income.


                                                      MARCH 31, 2002         MARCH 31, 2001

        Net operating loss carryforward.............$ 24,871,000            $  20,071,000

        Basis of intangible asset...................     540,000                  540,000

        Grant of non-qualified options..............   3,327,000                3,327,000

        Valuation allowance......................... (28,738,000)             (23,938,000)
                                                    --------------           -------------
           Deferred tax asset.......................   $      --             $         --
                                                    ==============           =============
        ----------------------------------------------------------------------------------

         The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:


                                                                        YEAR ENDED MARCH 31,
                                                     ----------------------------------------------------
                                                           2002             2001              2000
                                                     ----------------------------------------------------
      Tax benefit computed at the federal
           statutory rate of 34%                     $   (4,000,000)     $ (7,119,000)    $ (2,119,000)
      State and local income taxes                         (800,000)
      Permanent difference:
           tax effect of Gomez                                   --                --       (3,586,000)
      Change in valuation allowance                        4,800,000        7,119,000        5,705,000
                                                     ----------------------------------------------------
                                                     $            --     $         --     $         --
                                                     ====================================================

         Ashton, UTTC, REB and Croix filed a consolidated federal income tax return for the years ended March 31, 2001 and 2000, and will file a consolidated federal income tax return for the year ended March 31, 2002 during fiscal 2003. eMC files separate federal tax returns. In 1999, Ashton entered into an agreement with UTTC and its subsidiaries which provides that any member of the group, which has taxable income, must compensate any other member for the use of net operating losses and tax credits.

15.      COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

LEASE COMMITMENTS

         On  December   23,  1999,   we  entered  into  a  ten-year   lease  for
approximately 11,000 square feet of office space in Philadelphia, Pennsylvania. This location is our corporate headquarters.

         We lease approximately 1,675 square feet of office space in Philadelphia, Pennsylvania pursuant to a lease expiring in May 2005. This is the principal location for our computer operations. This lease was entered into on March 18, 2002, and replaces a lease for approximately 10,000 square feet of office space at the same location, which was terminated.

         The leases are subject to escalation for our share of increases in real estate taxes and other operating expenses. Future minimum operating lease payments under the agreements are as follows:

         Year ending March 31,
                     2003                   $  290,718
                     2004                       288,789
                     2005                       282,268
                     2006                       268,022
                     2007                       270,188
                     Thereafter                 942,696
                                                -------
                  Total                     $ 2,342,681

         Rent expense for the years ended March 31, 2002, 2001 and 2000 totaled approximately $634,017, $687,557 and $493,993, respectively.

UNASSERTED POTENTIAL CLAIMS

         On May 20, 2002, Finova filed a motion to add Ashton as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey--Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by Ashton from Innovations pursuant to the Purchase Agreement. We cannot predict whether Finova will be successful in its motion to add Ashton as a defendant, nor can we predict the outcome of the litigation at this time. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify Ashton from any claims relating to the alleged fraudulent conveyance. If Ashton becomes a defendant in this litigation, is found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

         Following the sale of 2,067,278 shares of our common stock by certain selling stockholders in May 2001, pursuant to an effective registration statement, we became aware that the financial statements included in the registration statement did not satisfy the requirements of Regulation S-X of the Securities and Exchange Commission. Because the registration statement incorporated by reference our Annual Report on Form 10-K for the year ended March 31, 2000, rather than for the year ended March 31, 2001, as it should have, the registration statement did not meet the applicable form requirements of a registration statement on Form S-3. Thus, the prospectus used by the selling stockholders did not meet the requirements of, and the sale of the shares was not properly registered pursuant to the Securities Act of 1933. Consequently, the purchasers of the common stock from the selling stockholders could have the right, for a period of one year from the date of their respective purchases of common stock, to recover from us (i) the purchase price paid for their shares, plus interest, upon tender of their shares to us or (ii) their losses measured by the difference (plus interest) between their respective purchase prices and either the value of their shares at the time they sue us or, if they have sold their shares at a loss, the sale price of their shares. Alternatively, the purchasers of the common stock could have a right to seek redress from the selling stockholders, in which case we may have third party liability to the selling stockholders. These refunds or damages could total up to approximately $2.1 million, plus interest, in the event that investors suffer a total loss of their investment during this period and seek refunds or damages.

     On April 26, 2002, we received a draft complaint from counsel for two shareholders of UTTC, one of our subsidiaries, that named as defendants Ashton, UTTC, Innovations and specified present and former directors of UTTC. The draft complaint purports to assert claims arising, among other things, from purported pledges by Ashton of UTTC's intellectual property and the creation of joint ventures that are claimed to have used UTTC's intellectual property, allegedly without compensation to UTTC or its shareholders. Among other claims, the draft complaint also purports to state claims for breach of fiduciary duty arising out of offers, which were not accepted, to acquire the shares of UTTC from these shareholders at a price that was allegedly too low. To our knowledge, the draft complaint has not yet been filed.

     Our publicly traded Warrants expired on May 2, 2002. Under the Warrant Agreement dated as of May 7, 1996 between Ashton and North American Transfer Co., as Warrant Agent, Ashton was required to notify the Warrant Agent and the registered holders of the Warrants of specified adjustments to the exercise price of the Warrants and shares deliverable upon exercise of the Warrants. We failed to provide the Warrant Agent or the registered holders of the Warrants with required notices of adjustments to the exercise price that resulted from multiple issuances or deemed issuances of shares of common stock below the then current market price (as defined in the Warrant Agreement). To date, no claims related to the Warrant Agreement have been asserted.

16.      NET CAPITAL REQUIREMENTS

         As registered broker-dealers, Croix, REB and ATG Trading are subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

         Both Croix and REB are required to maintain minimum net capital of $5,000. As of March 31, 2002, Croix had net capital of $133,089, which exceeded minimum net capital requirements by $128,089, REB had net capital of $16,362, which exceeded minimum net capital requirements by $11,362 and ATG Trading had net capital of $41,248, which exceeded minimum net capital requirements by $40,976. On May 31, 2002, Ashton's Board authorized a loan of up to $1 million to UTTC for the express purpose of increasing the capital of Croix. Thereafter, Ashton made a $1 million loan to UTTC, and UTTC, in turn, made a subordinated loan to Croix of $1 million. The NASD approved the form of the Croix loan for net capital purposes on June 15, 2002. Accordingly, as of June 15, 2002, Croix had net capital of $1,161,100, which exceeded minimum net capital requirements by $1,156,100.

         ATG Trading has not conducted proprietary trading activities since December 2001, and as a result, we inactivated its status as a broker-dealer effective January 7, 2002, thereby eliminating its need to maintain net capital. We plan to reactivate ATG Trading and engage in principal trading activities during the year ending March 31, 2003, at which time ATG Trading will be required to maintain at least a minimum of $100,000 in net capital. On June 13, 2002, Ashton's Board authorized a subordinated loan of $1 million to ATG Trading. The PHLX approved the form of the ATG Trading loan for net capital purposes to be effective July 1, 2002.

17.      SUMMARIZED QUARTERLY DATA (UNAUDITED)


                                                                     QUARTER ENDED
                                          -------------------------------------------------------------------
                                             MARCH31           DECEMBER 31    SEPTEMBER 30       JUNE 30
                                          -------------------------------------------------------------------
YEAR ENDED MARCH 31, 2002

Revenues ..............................     $   326,710      $   750,296      $1,206,726       $   205,738

Net loss from continuing operations ...      (1,875,586)      (3,031,012)     (3,539,915)       (3,974,537)

Net income (loss) from discontinued
    operations.........................           5,782           (4,977)         (1,077)             (889)

Gain on disposal of discontinued
    operations.........................          65,870               --         601,267                --

Net loss per share from continuing
    operationsper share from continuing
    operations.........................           (0.03)           (0.06)           (0.13)           (0.14)

Net gain per share from discontinued
    operations.........................              --               --             0.02               --

Net loss per common share .............           (0.03)           (0.06)           (0.11)           (0.14)

YEAR ENDED MARCH 31, 2001

Revenues ..............................     $    90,580      $    50,593      $    37,778      $    46,117

Net loss from continuing operations ...      (4,897,227)      (5,288,311)      (4,096,608)      (3,180,833)

Net loss from discontinued operations .        (954,494)        (837,020)        (517,792)        (286,700)

Loss on disposal of discontinued ......      (3,145,926)              --               --               --
    operations

Net loss per share from continuing                (0.16)           (0.18)           (0.14)           (0.11)
    operations.........................

Net loss per share from discontinued              (0.14)           (0.03)           (0.02)           (0.01)
    operations.........................

Net loss per common share .............           (0.30)           (0.21)           (0.16)           (0.12)
-----------------------------------------------------------------------------------------------------------



YEAR ENDED MARCH 31, 2000

Revenues ..............................     $       518      $ 2,012,693      $1,057,508       $   798,365

Net loss from continuing operations ...         123,603        1,115,292)     (4,695,074)       (2,775,474)

Net income (loss) from discontinued
    operations.........................            0.00             0.03           (0.23)            (0.13)
-----------------------------------------------------------------------------------------------------------

18.      SEGMENT INFORMATION

         Ashton, UTTC and its subsidiaries, ATG Trading, Ashton Canada and KAA each contributes to our trading systems business.

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


YEAR ENDED                             TRADING            DISCONTINUED
MARCH 31, 2002                         SYSTEMS             OPERATIONS           GOMEZ                 TOTAL
-------------------------------- --------------------    ----------------    --------------    --------------
Revenues                            $   2,489,470         $          --      $    --          $ 2,489,470
Interest income                           105,514                    --           --              105,514
Depreciation and
     amortization                         914,728                    --           --              914,728
Non--cash compensation
     charges                                   --                    --           --                   --
Other income (expense)                   (950,365)                   --           --             (950,365)
Loss on trading activities               (375,480)                   --           --             (375,480)
Equity  in  income (loss)  of                                        --           --
    affiliates                            172,373                                                 172,373
Loss from continuing
     operations                       (12,421,050)                   --           --          (12,421,050)
Loss from discontinued
     operations of eMC                         --                (1,161)          --               (1,161)
Gain (loss) from disposal of
     discontinued operations                   --               667,137           --              667,137

Current assets                            783,910                    --           --              783,910
Total assets                            2,786,631                    --           --            2,786,631
Total stockholders'                                                  --           --
    (deficiency) equity                (4,284,276)                                             (4,284,276)






YEAR ENDED                             TRADING            DISCONTINUED
MARCH 31, 2001                         SYSTEMS             OPERATIONS            GOMEZ             TOTAL
-------------------------------- --------------------    ----------------    --------------    --------------

Revenues                            $     225,068         $          -       $       -        $    225,068
Interest income                         1,135,078                    -               -           1,135,078
Depreciation and
     amortization                         700,484                    -               -             700,484
Non-cash compensation
     charges                               40,108                    -               -              40,108
Other income/expense                      300,809                    -               -             300,809
Loss on trading activities               (903,541)                   -               -            (903,541)
Equity in loss of affiliates           (1,963,976)                   -               -          (1,963,976)
Loss from continuing

     operations                       (15,196,417)                   -               -         (15,196,417)
Loss from discontinued
     operations of eMC                          -           (2,596,006)              -          (2,596,006)
Loss from disposal of
     discontinued operations                    -           (3,145,916)              -          (3,145,916)

Current assets                          8,498,268                    -               -           8,498,268
Total assets                           13,065,778                    -               -          13,065,778
Total stockholders' equity              2,898,089                    -               -           2,898,089



YEAR ENDED                             TRADING            DISCONTINUED

MARCH 31, 2000                         SYSTEMS             OPERATIONS            GOMEZ             TOTAL
-------------------------------- --------------------    ----------------    --------------    --------------

Revenues                            $       32,135        $            -     $ 3,836,949      $   3,869,084
Interest income                          1,075,094                     -          94,816          1,169,910
Depreciation and
     amortization                          381,785                     -         334,171            715,956
Non-cash compensation
     charges                               351,369                     -               -            351,369
Other income/expense                     (416,632)                     -               -           (416,632)
Equity in loss of affiliates                90,508                     -               -             90,508
Loss from continuing

     operations                          (859,333)                     -      (5,372,315)        (6,231,648)

Current assets                          27,839,570                     -               -         27,839,570
Total assets                            31,023,911                     -               -         31,023,911
Total stockholders' equity              17,162,607                     -               -         17,162,607


19.      SUBSEQUENT EVENTS

INVESTMENT BY OPTIMARK INNOVATIONS, INC.

         On May 7, 2002, Ashton and OptiMark Innovations, Inc. closed the transactions contemplated by the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002 (as amended on March 6, 2002 and May 3, 2002). Pursuant to the purchase agreement, we issued 608,707,567 shares of Ashton common stock to Innovations. In consideration for the shares, Innovations paid us $7,272,727 in cash and transferred intellectual property and other non-cash assets to us.

         In addition, Innovations loaned us $2,727,273 in cash. The loan was evidenced by a senior secured convertible note executed by Ashton in favor of Innovations. The note accrues interest at a rate of 7.5% per annum and matures in May 2007. The note is convertible at any time at rate of $0.051583 per share, subject to customary anti-dilution adjustments and is currently convertible into 52,870,757 shares of Ashton common stock. The note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets, including, without limitation, the pledge of the equity interests of Ashton in UTTC, ATG Trading, eMC, Ashton Canada, Croix, and REB.

         Also on May 7, 2002, Ashton and Innovations entered into an investors' rights agreement. Pursuant to the rights agreement, Innovations acquired certain rights, including but not limited to: (i) preemptive rights to subscribe for future sales by Ashton of Ashton common stock, (ii) registration rights and
(iii) the right to designate a number of directors to Ashton's board of directors proportionate to Innovations' ownership of Ashton common stock. In addition, so long as Innovations holds at least 20% of Ashton's common stock, Ashton has agreed that it will not take certain actions without Innovations' prior approval, including, among other things, (i) the issuance of additional Ashton common stock (with certain exceptions), (ii) the repurchase or redemption of its securities, (iii) a merger, consolidation or sale of substantially all of its assets or (iv) engaging in any business other than the business it currently engages in. So long as Innovations has the right to appoint at least one director, certain actions by Ashton's board of directors cannot be taken without the approval of at least one of the directors appointed by Innovations. Such actions include, among other things, making capital expenditures in excess of certain limits, acquisitions or sales of assets with a value in excess of $50,000 within any fiscal year, incurring debt in excess of $100,000 (with certain exceptions) and repurchasing or redeeming Ashton's securities.

         As of May 7, 2002, Innovations owned approximately 88% of the outstanding shares of Ashton common stock. Assuming conversion of the Note issued to Innovations, Innovations would own approximately 89% of Ashton common stock, calculated as of May 7, 2002. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect our entire board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

     o the composition of our board of directors and, through it, decisions with respect to our business direction and policies, including the appointment and removal of officers;

     o   any   determinations   with  respect  to  mergers  or  other   business
         combinations;

     o   acquisition  or  disposition  of assets;

     o   our capital structure;

     o   payment of dividends on our common  stock;  and

     o   other aspects of our business direction and policies.

         On April 30, 2002, OptiMark Innovations Inc. agreed to lend Ashton $300,000 to be credited against the purchase price of the Ashton common stock that was purchased pursuant to the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002. Additionally on April 30, 2002, Ashton agreed to lend OptiMark, Inc., the parent company of Innovations, $200,000 to be credited at the closing against reimbursable expenses owed by Ashton pursuant to the securities purchase agreement with Innovations. Each of the notes accrued interest at a rate of 10%, and was satisfied on May 7, 2002 at the closing of the securities purchase agreement with Innovations.

RGC BRIDGE LOAN AND EXCHANGE AGREEMENT

         On April 11, 2002, RGC International Investors, LDC agreed to lend Ashton up to $250,000, repayable upon the closing of the securities purchase agreement with OptiMark Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all assets of Ashton. Ashton borrowed the entire $250,000 in April 2002, which it repaid on May 7, 2002.

         On May 7, 2002, Ashton entered into a securities exchange agreement with RGC pursuant to which RGC exchanged its 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 million and a five-year warrant to purchase 9 million shares of Ashton common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on all assets of Ashton, including, without limitation, Ashton's and UTTC's equity interests in each of ATG Trading, eMC, Ashton Canada, Croix, REB, and Next Exchange.

         Ashton may redeem the exchange note at any time, in whole but not in part, for an amount equal to: 30% of the principal amount thereof plus all accrued and unpaid interest in year one; 53.3% of the principal amount thereof plus all accrued and unpaid interest in year two; 76.6% of the principal amount thereof plus all accrued and unpaid interest in year three; and 100% of the principal amount thereof plus all accrued and unpaid interest thereafter.

         The warrant is immediately exercisable as to 2,250,000 shares, becomes exercisable as to an additional 2,250,000 shares on the 180th day and the 270th day after the date of the warrant and becomes exercisable in full on the 360th day after the date of the warrant. In addition the warrant becomes immediately exercisable in full in the event of a change of control of Ashton, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of Ashton common stock in excess of the number of shares of common stock which would result in RGC's beneficially owning more than 4.9% of the outstanding shares of Ashton common stock.

INTERCREDITOR, SUBORDINATION AND STANDSTILL AGREEMENT

         On May 7, 2002 and in connection with the closing of the transactions contemplated by the purchase agreement with Innovations and the securities exchange agreement with RGC, Ashton, UTTC, RGC and Innovations entered into an intercreditor, subordination and standstill agreement memorializing the agreements of the parties as to the priority of payment and security with respect to the obligations arising under the note and the exchange note, respectively, and the rights and remedies of Innovations and RGC with respect to such obligations.

SEPARATION AGREEMENT WITH FREDERIC RITTEREISER

         On April 15, 2002, we entered into a separation agreement with Frederic Rittereiser that became effective as of May 7, 2002. As consideration for Mr. Rittereiser's resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 cash payment, (ii) expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4.0 million shares of Ashton common stock to be registered with the first registration statement filed by Ashton after effective date. In addition, Mr. Rittereiser will receive (i) a $50,000 payment within one year of the effective date and (ii) healthcare insurance paid by Ashton for one year following the effective date. Mr. Rittereiser waived his right to an extension of the exercise period for his vested non-qualified options to purchase Ashton common stock.

FINAL ARBITRATION AWARD

         On April 30, 2002, Ashton entered into a final settlement agreement with Matthew Saltzman, the former President of eMC, in connection with the arbitration award in the amount of $510,750 granted to Mr. Saltzman by the American Arbitration Association on January 14, 2002. Pursuant to the settlement, we agreed to pay an aggregate of $200,000 cash, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We made an additional payment of $100,000 and issued 400,000 shares of Ashton common stock on May 7, 2002. Pursuant to the final settlement agreement we will pay an additional payment of $50,000 together with interest accrued at a rate of 9% per annum on or before May 7, 2002. For such consideration,

Mr. Saltzman executed a release and waiver of all claims against Ashton or any of its subsidiaries or affiliates, including, without limitation, claims in connection with the arbitration. We have accrued $266,000 related to the unpaid portion of the settlement as of March 31, 2002.

PURCHASE OF KAA SHARES BY HK WEAVER GROUP, INC.

         On January 30, 2002, Ashton and HK Weaver Group, Inc. entered into an "Agreement For Sale And Purchase Of Shares in respect of the shares in Kingsway ATG Asia Limited." Pursuant to the agreement, Ashton has sold all of its KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note issued to Ashton by HK Weaver, effective as of May 7, 2002. The note is convertible into HK Weaver common stock upon an IPO of HK Weaver and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, Ashton shall receive HK Weaver shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should HK Weaver shares not be listed on GEM by January 30, 2003, Ashton's sole recourse is to redeem the note and receive the return of its KAA shares.

SPECIAL MEETING OF STOCKHOLDERS

         At a special meeting of stockholders held on April 18, 2002, our stockholders approved proposals to (i) amend the Ashton certificate of incorporation to increase our authorized common stock from 100 million shares to one billion shares and (ii) amend the Ashton certificate of incorporation to define our interest and expectancy in specified business opportunities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #                           DESCRIPTION*

2 Agreement and Plan of Reorganization, dated as of October 25, 1995, among Ashton, Universal Trading Technologies Corp. ("UTTC"), Robert A. Eprile ("Eprile"), David N. Rosensaft ("Rosensaft"), The Dover Group, Inc. ("Dover") and Medford Financial Inc. (1)

3.1(a)   Certificate of Incorporation of Ashton filed February 16, 1994. (1)

3.1(b)   Certificate of Amendment of Ashton filed October 27, 1995. (1)

3.1(c)   Certificate of Amendment of Ashton filed December 7, 1995. (1)

3.1(d)   Certificate of Amendment of Ashton filed February 1996. (1)

3.1(e)   Certificate of Amendment of Ashton filed October 17, 2001. (10)

3.1(f)   Certificate of Amendment of Ashton filed April 18, 2002.

3.1(g)   Certificate of Designation  for Series B Convertible  Preferred  Stock.
         (2)

3.1(h) Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series A Cumulative PIK Preferred Stock. (3)

3.1(i) Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series B Cumulative Preferred Stock. (3)

3.1(j) Certificate of Increase to Authorized Number of Shares of Series B Cumulative Preferred Stock. (3)

3.1(k) Certificate of Retirement of Series A Cumulative PIK Preferred Stock, Certificate of Retirement of Series C Cumulative Preferred Stock, Certificate of Retirement of Series D Cumulative Preferred Stock, and Certificate of Retirement of Series E Cumulative Preferred Stock. (3)

3.1(l) Certificate of Designation for UTTC(TM)Series TK Convertible Preferred Stock. (4)

3.1(m) UTTC(TM)Certificate of Designation for Series KW Convertible Preferred Stock. (9)

3.1(n) Certificate of Correction of the Certificate of Designation of the Series A Convertible PIK Preferred Stock, Series C Convertible
         Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock

3.2 The Ashton Technology Group, Inc. Bylaws, as Amended and Restated June 20, 2000. (10)

4.0      Specimen of Common Stock. (1)

4.1 Form of Representative's Warrant Agreement (including Specimen of Redeemable Common Stock Purchase Warrant). (1)

EXHIBIT #                           DESCRIPTION*

4.2 Form of Warrant Agreement (including Specimen of Redeemable Common Stock Purchase Warrant). (1)

4.3 Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock. (5)

4.4      Series F Preferred Stock Purchase Warrant. (5)

4.5      Certificate of Retirement of Series F Convertible Preferred Stock

4.6 Securities Purchase Agreement, dated as of February 4, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.
         (13)

4.7 Amendment No. 1 to Securities Purchase Agreement, dated as of March 6, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.(14)

4.8 Amendment No. 2 to Securities Purchase Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.(14)

4.9 Investors' Rights Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (14)

4.10 Senior Secured Convertible Note of The Ashton Technology Group, Inc. issued in favor of OptiMark Innovations, Inc., dated as of May 3, 2002.
         (14)

4.11 Securities Exchange Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and RGC International Investors, LDC.
         (14)

4.12 7.5% Senior Secured Note of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC, dated as of May 3, 2002.
         (14)

4.13 Intercreditor, Subordination and Standstill Agreement, dated as of May 3, 2002, by and among RGC International Investors, LDC, OptiMark Innovations Inc., The Ashton Technology Group, Inc. and Universal Trading Technologies Corporation. (14)

4.14 Non-competition Agreement, dated as of May 3, 2002, by and among The Ashton Technology Group, Inc., OptiMark Innovations Inc., OptiMark, Inc. and OptiMark Holdings, Inc.(14)

4.15 Stock Purchase Warrant of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC. (14)

4.16 Indemnification Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.). (14)

4.17 Secured Convertible Note by The Ashton Technology Group, Inc. to RGC International Investors, LDC dated July 13, 2001. (11)

4.18 Registration Rights Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001. (11)

4.19 Securities Exchange Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001. (11)

4.20 Agreement for Sale and Purchase of Shares in Respect of the Shares of Kingsway ATG Asia Limited.

EXHIBIT #                           DESCRIPTION*

4.21 Letter Loan Agreement by and between RGC International Investors, LDC, Ashton and UTTC

4.22 Short-term Bridging Loan--Principal sum of US$ 500,000 between The Ashton Technology Group, Inc. and HK Weaver Group Limited,dated January 30, 2002. (13)

4.23 Share Mortgage between The Ashton Technology Group, Inc. and HK Weaver Group Limited, dated January 30, 2002.

10.1 Joint Venture Agreement by and between The Ashton Technology Group, Inc. and Kingsway Electronic Services, Ltd. dated as of December 16, 1999. (4)

10.2 Unanimous Shareholder Agreement between The Ashton Technology Group, Inc., 3690822 Canada, Inc. and Ashton Technology Canada, Inc. dated as of December 20, 1999. (4)

10.3 Tax Allocation Agreement by and among The Ashton Technology Group, Inc. and UTTC(TM)dated as of October 27, 1999. (4)

10.4 Management Services Agreement between The Ashton Technology Group, Inc. and UTTC(TM)dated as of October 27, 1999. (4)

10.5     Form of Stock Purchase K Warrants. (4)

10.6 Lease Agreement between The Ashton Technology Group, Inc. and Eleven Colonial Penn Plaza Associates for 11 Penn Center, Philadelphia, PA.
         (9)

10.7     Toronto Stock Exchange Integration Agreement (9)

10.8 Employment Agreement, effective as of September 1, 2000, by and between The Ashton Technology Group, Inc., Universal Trading Technologies Corporation and Frederic W. Rittereiser. (6)

10.9 Operating Agreement between and among ATG Trading, LLC, The Ashton Technology Group, Inc. and Thomas L. Rittereiser dated as of August 21, 2000. (7)

10.10 Convertible Loan Agreement between and among TeamVest, Inc. and Electronic Market Center, Inc. dated as of August 9, 2000. (7)

10.11    TeamVest,  Inc. Convertible Promissory Note dated as of August 9, 2000.
         (7)

10.12 Operating Agreement between and among TeamVest, Inc., Electronic Market Center, Inc. and E-Trustco.com, Inc. dated as of August 9, 2000. (7)

10.13    Lease  Agreement   between  The  Ashton   Technology  Group,  Inc.  and
         Electronic Data Systems dated as of August 1, 2000. (7)

10.14 Confirmatory Agreement between The Ashton Technology Group, Inc. and Electronic Market Center, Inc., dated as of August 1, 2000. (7)

10.15 Common Stock Purchase Agreement, dated as of February 5, 2001, between The Ashton Technology Group, Inc. and CALP II Limited Partnership. (8)

10.16 Sub-Sublease Agreement between UTTC(TM)and The Philadelphia Stock Exchange for 1900 Market St., Philadelphia, PA.

EXHIBIT #                           DESCRIPTION*

10.17 Sublease Agreement between Ashton and The Northwestern Mutual Life Insurance Company for 1114 Avenue of the Americas, New York, NY

10.18 Amendment, effective September 1, 2001, by and between UTTC, Dover Group, Inc., The Ashton Technology Group, Inc. and the Philadelphia Stock Exchange, Inc. (12)

10.19 Separation Agreement and Release dated as of April 15, 2002 by and between The Ashton Technology Group, Inc. and Fredric W. Rittereiser.
         (14)

10.20 First Amended and Restated Securities Purchase Agreement between The Ashton Technology Group, Inc. and Jameson Drive LLC, dated July 10, 2001 (15)

10.21 Form of Warrant issued by The Ashton Technology Group, Inc. to Jameson Drive, LLC dated July 10, 2001 (15)

10.22 Agreement between The Ashton Technology Group, Inc. and Jameson Drive LLC, dated July 10, 2001. (15)

10.23    Promissory Note in favor of Optimark Innovations, Inc., dated April 30,
         2002

10.24 Promissory Note in favor of The Ashton Technology Group, Inc., dated April 30, 2002.

10.25 Promissory Note in favor of The Ashton Technology Group, Inc., dated April 30, 2002.

21       Subsidiaries

23       Independent Auditor's Consent


*        Incorporated by reference as indicated in the applicable footnote.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-1182.
(2)      Incorporated  by reference  to Form 10-KSB,  for the period ended March
         31, 1998.
(3) Incorporated by reference to Form 10-Q, for the period ended September 30, 1999.
(4) Incorporated by reference to Form 10-Q, for the period ended December 31, 1999.
(5)      Incorporated by reference to Form 8-K, dated August 24, 1999.
(6)      Incorporated  by reference to Form 10-Q,  for the period ended June 30,
         2000.
(7) Incorporated by reference to Form 10-Q, for the period ended September 30, 2000.
(8)      Incorporated by reference to Form S-3, dated May 22, 2001.
(9)      Incorporated  by reference to Form 10-K, for the period ended March 31,
         2000
(10)     Incorporated  by reference to Form 10-K, for the period ended March 31,
         2001
(11)     Incorporated  by reference to Form 10-Q,  for the period ended June 30,
         2001
(12) Incorporated by reference to Form 10-Q, for the period ended September 30, 2001
(13)     Incorporated by reference to Form 8-K, dated January 30, 2002
(14)     Incorporated by reference to Form 8-K, dated May 7, 2002
(15)     Incorporated by reference to Form S-2, dated July 19, 2001

(B)      REPORTS ON FORM 8-K

1.       Form 8-K dated January 30, 2002.
2.       Form 8-K/A dated March 15, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 1, 2002.

                                               THE ASHTON TECHNOLOGY GROUP, INC.

                                               By: /s/ Robert J. Warshaw
                                                   -----------------------------
                                                   Robert J. Warshaw
                                                   Chief Executive Officer


                                               By: /s/ James S. Pak
                                                   -----------------------------
                                                   James S. Pak
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


                      SIGNATURE                        TITLE                           DATE

            /s/ Donald E. Nickelson                Director                         July 1, 2002
            -----------------------
             Donald E. Nickelson

            /s/ James R. Boris                     Director                         July 1, 2002
            -----------------------
             James R. Boris

                                                   Director                         July 1, 2002
            -----------------------
             Ronald D. Fisher


             /s/ Jonathan F. Foster                Director                         July 1, 2002
            -----------------------
             Jonathan F. Foster

                                                   Director                         July 1, 2002
            -----------------------
             Roy S. Neff


             /s/ Trevor B. Price                   Director and Chief Operating     July 1, 2002
            -----------------------                Officer
             Trevor B. Price

             /s/ Robert J. Warshaw                 Director and Chief Executive     July 1, 2002
            -----------------------                Officer) Principal Executive
             Robert J. Warshaw                     Officer)



             /s/ Fred S. Weingard                  Director and Chief Technology    July 1, 2002
            -----------------------                Officer
             Fred S. Weingard

             /s/ Jennifer L. Andrews               Principal Accounting Officer     July 1, 2002
            -----------------------
             Jennifer L. Andrews
