Form 10-K/A
period 2002-03-31
ASHTON TECHNOLOGY GROUP INC
filed 2002-07-31
CIK 1003740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                FORM 10-K/A NO.1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________________

                          Commission File No. 001-11747

                        THE ASHTON TECHNOLOGY GROUP, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                   22-6650372
                     --------                                   ----------
        (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                     Indemnification No.)

        1835 MARKET STREET, SUITE 420                              19103
        PHILADELPHIA, PENNSYLVANIA                                 -----
        --------------------------                              (Zip Code)
        (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (215-789-3300)

           Securities registered under Section 12(b) of the Act: NONE
                                                                 ----

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                                (Title of Class)

                               OTC Bulletin Board
                               ------------------
                     (Name of Exchange on Which Registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO ____
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [_].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, the average of bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). The approximate aggregate market value of common stock of the Registrant was $7,532,417 as of June 14, 2002, which excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgement that any of such individuals is an affiliate of the Registrant).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 14, 2002, there were 690,999,817 shares of the Registrant's common stock, $0.01 par value outstanding.

EXPLANATION FOR AMENDMENT:

     The Annual Report on Form 10-K of The Ashton Technology Group, Inc. (the "Company") for the fiscal year ended March 31, 2002 (the "2002 Form 10-K") filed with the Securities and Exchange Commission (the "Commission") on July 1, 2002 is being amended hereby to include the items below:

ITEM                                   DESCRIPTION
----                                   -----------
Item 10.                               Directors and Executive Officers of the Registrant
Item 11.                               Executive Compensation
Item 12.                               Security  Ownership  of  Certain  Beneficial  Owners and
                                       Management and Related Stockholder Matters
Item 13.                               Certain Relationships and Related Transactions

     As originally filed, the Company's 2002 Form 10-K incorporated the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company's fiscal year ended March 31, 2002 as required by Instruction G. (3), Items 10, 11, 12 and 13 in Part III of the 2002 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information about the directors and executive officers of Ashton.

Name                                    Age      Position
Donald E. Nickelson (3)                 69       Chairman (non-officer) and Director
Robert J. Warshaw                       48       Acting Chief Executive Officer and Director
Trevor B. Price                         33       President, Chief Operating Officer and Director
James R. Boris (1) (2)                  58       Director
Ronald D. Fisher (2) (3)                54       Director
Jonathan F. Foster (1) (4)              41       Director
Roy S. Neff (4)                         48       Director
Fred S. Weingard (4)                    49       Executive Vice President, Chief Technology Officer and
                                                   Director
William W. Uchimoto                     46       Executive Vice President and General Counsel
James S. Pak                            33       Executive Vice President and Chief Financial Officer
Jennifer L. Andrews                     32       Executive Vice President, Finance

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
(4) Member of the Technology Committee

     Donald E. Nickelson has served as our Chairman and a director of Ashton since June 10, 2002. He is currently vice-chairman and director of Harbour Group Industries Inc., a leveraged buy-out firm. He served as president of PaineWebber Group, an investment banking and brokerage firm. He also serves as lead trustee of the Mainstay Mutual Funds Group. He served as chairman of the Pacific Stock Exchange and director of the Chicago Board Options Exchange.

     Robert J. Warshaw has served as a director and our acting Chief Executive Officer since May 8, 2002, and as Chief Executive Officer of OptiMark Holdings, Inc., the parent of our majority stockholder since March 14, 2001. Mr. Warshaw also served as Chief Executive Officer of OptiMark, Inc., a subsidiary of OptiMark Holdings, Inc. Mr. Warshaw previously served as Co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc. From November 1999 through June 2000, Mr. Warshaw served as Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. From October 1993 to October 1999, Mr. Warshaw was Chief Information Officer at Lazard Freres & Co. LLC, an international investment banking firm. From January 1990 to October 1993, he was a partner at McKinsey & Company, a global management consulting firm. Mr. Warshaw received his bachelor's degree in English from the University of Pennsylvania and a Masters in Management from Northwestern University's Kellogg School of Management.

     Trevor B. Price has served as a director and our Chief Operating Officer since May 8, 2002. Prior to joining Ashton, Mr. Price was an Executive Vice President of OptiMark, Inc. since April 16, 2001. Prior to joining OptiMark, Mr. Price was, from January 2000 through April 2001, Chairman, CEO and founder of SavvyJack, Inc. a business-to-business e-commerce application services provider. During the period from January 2000 through May 2000, while founding SavvyJack, Mr. Price also consulted with Continuous Software Corporation where he led the business transition process for the acquisition of Pagoda Corporation, a company that he founded and built. From June 1998 through January 2000, Mr. Price was co-founder Co-CEO and director of Pagoda Corporation with primary responsibility for product marketing and development. Pagoda successfully developed and deployed an enterprise knowledge management solution to Fortune 500 companies. From March 1992 through June 1998, Mr. Price served in different management positions at Software Services International, Inc, a global services capital firm. Mr. Price has an undergraduate degree from the University of Pennsylvania.

     James R. Boris has served as a director of Ashton since June 10, 2002. He is currently chairman of JB Capital Management, LLC, a private investment firm. From 1990-1999 he was the chairman and chief executive officer of Kemper Securities, Inc., renamed EVEREN Securities, Inc., which was acquired by First Union Corporation in 1999. Mr. Boris was an executive vice president and member of the board of directors of PaineWebber, Inc. and Shearson Lehman Brothers, Inc., and served as chairman and chief executive officer of Invest Financial Corporation. His past affiliations include membership on the board of directors of the Chicago Board Options Exchange and the Securities Industry Association. He was also a member of the New York Stock Exchange, Inc., and the board of governors of the Chicago Stock Exchange.

     Ronald D. Fisher has served as a director since May 8, 2002. Mr. Fisher is also the Vice Chairman of SOFTBANK Holdings Inc. and a Director of SOFTBANK Corp., Japan. Mr. Fisher also serves as the CEO of SOFTBANK Global Ventures. Prior to joining SOFTBANK in 1995, Mr. Fisher was, for six years, the Chief Executive Officer of Phoenix Technologies, Ltd., a leading developer and marketer of system software products for personal computers. Earlier, he was with INTERACTIVE Systems Corporation, a UNIX software company, where he served for five years in various capacities including Chief Operating Officer and Chief Executive Officer. Mr. Fisher's experience prior to Interactive Systems includes senior executive positions at Visicorp, TRW, and ICL (USA). Mr. Fisher also serves as a member of the boards of directors of SOFTBANK Corp., E*Trade Group, Key3Media, Global Sports and InsWeb Corporation. Mr. Fisher received his M.B.A. from Columbia University in New York and Bachelor of Commerce degree from the University of Witwatersand in South Africa.

     Jonathan F. Foster has served as a director of Ashton since June 10, 2002. He is a managing director and a member of the investment committee at The Cypress Group, a leading New York-based private equity firm with approximately $3.5 billion under management. Prior to joining The Cypress Group, Mr. Foster was a senior managing director in the mergers and acquisitions group at Bear, Stearns & Co. Inc. from 2001 to 2002. Mr. Foster served as executive vice president, chief operating officer and chief financial officer of Toysrus.com during 2000. From 1989 until 2000, Mr. Foster was an investment banker at Lazard Freres & Co., ultimately as a managing director in Lazard Freres & Co.'s mergers and acquisition group. He is a member of the board of directors of BrandPartners Group, Inc. Mr. Foster received a Msc. in Accounting and Finance from the London School of Economics in 1985 and a B.B.A. in Accounting from Emory University in 1984.

     Roy S. Neff has served as a director of Ashton since June 10, 2002. He is chief executive officer of BarterSecurities, Inc., which builds online trading software. Prior to joining BarterSecurities, Mr. Neff was the co-chief executive officer of BNP/Cooper Neff, Inc., a subsidiary of BNP Paribas that was responsible for the options trading business of the bank. Mr. Neff was a co-founder of Cooper Neff & Associates, a proprietary options trading firm, in 1981 and was the managing partner of Cooper Neff Technologies, L.P., prior to its acquisition by BNP Paribas in January, 1995. Mr. Neff graduated summa cum laude from the Massachusetts Institute of Technology with a Bachelor of Science in mathematics, and earned a Masters of Business Administration from the Wharton Graduate Division of the University of Pennsylvania.

     Fred S. Weingard has served as a director and as Executive Vice President and Chief Technology Officer of Ashton since 1996 with primary responsibility to design and develop advanced trading systems. Prior to joining Ashton, Mr. Weingard was, from January 1986 to July 1996, the founder and Principal of Booz Allen & Hamilton's Advanced Computational Technologies Practice with primary responsibility to deliver advanced-technology systems tailored to customers. From July 1980 to January 1986, Mr. Weingard was a senior intelligence analyst for the Defense Intelligence Agency performing highly classified technical analysis and providing high-level briefings to senior government officials. From June 1976 to July 1980, he was the lead Nuclear Engineer for a commercial architectural engineering firm. Mr. Weingard received his Bachelor of Science degree in Engineering Physics and his Masters Degree in Nuclear Engineering from Cornell University and a second Masters Degree in Computer Science from The George Washington University. He is a National Science Foundation mathematics award winner. He has Professional Engineering licenses in Mechanical Engineering and has two US patents in neural networks. He has co-authored several papers and has given lectures and presentations to government, industry, and academia.

     William W. Uchimoto has served as Executive Vice President and General Counsel of Ashton since June 1998 and served as a member of the Board of Directors from June 1998 through May 2002. Mr. Uchimoto joined Ashton in the Fall of 1997 as Executive Vice President of International Business Development. Mr. Uchimoto served as Associate General Counsel of the Philadelphia Stock Exchange from 1986 to 1987, at which time he was appointed General Counsel, a position he held until 1997. From 1981 to 1986, Mr. Uchimoto was an attorney with the Securities and Exchange Commission. Mr. Uchimoto received his J.D. from U.C. Hastings College of Law in 1981 and Bachelor of Economics from U.C. Davis in 1978.

     James S. Pak has served as Executive Vice President and Chief Financial Officer since May 8, 2002. Prior to joining Ashton, Mr. Pak was an Executive Vice President of OptiMark, Inc. since December 1, 2001. From September 2001 through November 2001, Mr. Pak was a consultant to OptiMark. Between March 2001 and August 2001, Mr. Pak was an independent consultant. From October 1998 through March 2001, Mr. Pak was an investment banker at Lazard Freres & Co. LLC, an international investment banking firm, focused on mergers and acquisitions. Prior to working at Lazard, Mr. Pak worked from August 1992 through October 1998 for Merrill Lynch & Co. in various groups including investment banking and debt capital markets in New York and London. Mr. Pak has an undergraduate degree from New York University.

     Jennifer L. Andrews has served as Executive Vice President, Finance of Ashton since May 8, 2002, as Senior Vice President and Chief Financial Officer from June 2000 to May 2002, and as Vice President and Controller from July 1999 to June 2000. Prior to joining Ashton, Ms. Andrews was an audit manager in the Assurance and Advisory Business Services practice of Ernst & Young LLP, where she advised clients in the financial services industry. Ms. Andrews is a certified public accountant and received her undergraduate degree from Rowan University.

Compensation of Directors

     The directors of Ashton who are also executive officers have not been compensated for their service as directors. For the period from April 1, 2001 through July 30, 2001, each non-employee director received a monthly retainer fee of $5,000. In addition, the Chairman of the Audit Committee was paid an additional monthly fee of $2,500. For the period from August 1, 2001 through March 31, 2002, all non-employee directors received a monthly retainer fee of $1,500 and were reimbursed for out-of-pocket expenses. The Chairman of the Audit Committee was paid an additional monthly fee of $1,000. The non-employee directors also participated in our Stock Option Plans. We have granted options to purchase shares of common stock to each person who became a non-employee director at the time of initial election or appointment. These options were granted with an exercise price per share equal to 100% of the fair market value of a share on the dates of grant.

     As of May 8, 2002, non-employee directors do not receive any cash compensation for their service as directors. As of July 16, 2002, each non-employee director received an option grant under The Ashton Technology Group, Inc. 2002 Option Plan, which the Ashton stockholders will be asked to approve. The options have a strike price of $0.08, subject to adjustment in the case of certain changes in Ashton's capitalization, vest over a four year period, and expire ten years after the date of grant. These option grants were contingent on approval of the 2002 Option Plan.

     We expect that the Board of Directors or a committee thereof will determine compensation for directors.

ITEM 11.       EXECUTIVE COMPENSATION

            The table below sets forth the amount of all compensation paid by Ashton during the years ended March 31, 2002, March 31, 2001, and March 31, 2000 to Ashton's former Chief Executive Officer and to Ashton's most highly compensated executive officers for those years.

                                          Summary Compensation Table

                                        Annual Compensation                      Long-Term Compensation
                                                                                 Number          All
Name and                                    Salary        Bonus      Other         Of           Other
Principal Position           Year             ($)          ($)        ($)        Options         ($)
------------------           ----             ---          ---        ---        -------         ---
Fredric W. Rittereiser .....    2002        342,500        -0-        -0-            -0-        38,920/(3)/
    Former Chairman             2001        210,000        -0-        -0-        500,000        83,313/(2)//(3)/
    and Chief Executive         2000/(1)/       -0-        -0-        -0-            -0-        62,486/(2)//(3)/
    Officer

Arthur J. Bacci ............    2002        203,618        -0-        -0-            -0-         1,490/(3)/
    Former President            2001        230,833        -0-        -0-            -0-        13,440/(3)/
    and Chief                   2000        175,000        -0-        -0-            -0-        10,049/(3)/
    Operating Officer

Jennifer L. Andrews ........    2002        105,000        -0-        -0-            -0-           -0-
    Executive Vice              2001         95,000        -0-        -0-            -0-           -0-
    President, Finance

William W. Uchimoto ........    2002        198,625        -0-        -0-            -0-         2,568/(3)/
    Executive Vice              2001        210,000        -0-        -0-            -0-        16,258/(3)/
    President and               2000        190,000        -0-        -0-            -0-        12,195/(3)/
    General Counsel

Fred S. Weingard ...........    2002        250,648        -0-        -0-            -0-         1,941/(3)/
    Executive Vice              2001        265,000        -0-        -0-            -0-        20,076/(3)/
    President and Chief         2000        245,000     65,000        -0-        100,000        15,057/(3)/
    Technology Officer

_________________
    (1) The Dover Group, Inc. was paid $75,000 and $180,000 in consulting fees for the fiscal years ended March 31, 2001 and 2000, respectively. Mr. Rittereiser is the sole stockholder, director and officer of Dover. On September 1, 2000, Mr. Rittereiser and Ashton entered into an Employment Agreement pursuant to which Mr. Rittereiser was compensated directly by Ashton and Universal Trading Technologies Corporation, a Delaware corporation and a majority-owned subsidiary of Ashton("UTTC").
    (2) Represents the payment of the premiums of a life insurance policy for the benefit of the family of Mr. Rittereiser.
    (3)     Represents the payment of the premiums of a life insurance policy.

            On July 1, 1999, Ashton entered into deferred compensation plans with Messrs. Rittereiser, Bacci, Uchimoto and Weingard. Pursuant to the plans, Ashton maintained (a) term life insurance policies on Mr. Rittereiser in the amount of $5,000,000 (b) key man life insurance policies on Mr. Rittereiser in the amount of $3,000,000, (c) term life insurance policies on Messrs. Bacci, Uchimoto and Weingard in the amount of $1,100,000 each, and (d) key man split-dollar life insurance policies on Messrs. Bacci, Uchimoto and Weingard in the amount of $900,000 each. In connection with the April 15, 2002 separation agreement with Mr. Rittereiser, Ashton agreed to transfer and assign to him the $5,000,000 term life insurance policies. The term life insurance policies on Messrs. Bacci, Uchimoto and Weingard and all of the key man split-dollar life insurance policies were terminated effective May 7, 2002.

          Since inception, Ashton has not granted stock appreciation rights and does not have a defined benefit or actuarial plan.

Option Grants in Last Fiscal Year

          There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2002.

Aggregated Option Exercises in Year Ended March 31, 2002 and Year End Option Values

          The following table sets forth certain information concerning the number of unexercised stock options held by Ashton's executive officers at March 31, 2002 and the value thereof and the number of exercised options and the value thereof during the fiscal year ended March 31, 2002. Amounts were calculated by multiplying the number of unexercised options by the closing price of the common stock on March 28, 2002 ($0.15) and subtracting the exercise price.

          Name                    Shares         Value           Number of Securities           In-the-Money Value
          ----                    -------        ------
                                 Acquired     Realized ($)      Underlying Unexercised             of Unexercised
                                 ---------    ------------
                                    on                           Options at FY-End (#)          Options at FY-End ($)
                                    ---
                                 Exercises                     Exercisable/Unexercisable     Exercisable/Unexercisable
                                 ---------                     -------------------------     -------------------------
Fredric W. Rittereiser(1) ......        --              --           1,500,000/-0-                    -0-/-0-
Arthur J. Bacci ................        --              --              -0-/-0-                       -0-/-0-
William W. Uchimoto (1) ........        --              --            272,536/-0-                     -0-/-0-
Fred S. Weingard (1) ...........        --              --            863,869/-0-                     -0-/-0-
Jennifer L. Andrews ............        --              --             25,000/-0-                     -0-/-0-

     (1) On May 3, 2002, Messrs. Rittereiser, Uchimoto and Weingard relinquished all rights, title and interests in all of their vested, unexercised stock options.


Employment Contracts and Termination of Employment pursuant to a Change in Control

          Mr. Rittereiser, Ashton and UTTC were parties to an Employment Agreement, effective September 1, 2000, which provided that Mr. Rittereiser serve as Chief Executive Officer of Ashton and UTTC for a period of five years. The agreement provided that Mr. Rittereiser be paid a salary of $300,000 per year by UTTC and a salary of $60,000 per year by Ashton. Upon the execution of the Employment Agreement, Ashton granted Mr. Rittereiser a five-year option to purchase 500,000 shares of common stock at a price of $10.50 per share. The options granted in connection with the execution of the agreement were to vest 20% upon execution of the Employment Agreement, 20% on September 1, 2001 and 60% on September 1, 2002. Additionally, Ashton agreed to maintain term life insurance policies on Mr. Rittereiser in the aggregate amount of $5,000,000 and key man life insurance policies on Mr. Rittereiser in the aggregate amount of $3,000,000. In the event of Mr. Rittereiser's termination without cause, Ashton was required to pay his salary for the remainder of the term of the Employment Agreement and continue his benefits for the duration of the term of the agreement and all outstanding stock options would vest immediately. The agreement also contained customary confidentiality and non-competition provisions.

          On April 15, 2002, Mr. Rittereiser and Ashton entered into a separation agreement, as amended, that became effective as of the closing of the transaction between Ashton and OptiMark Innovations Inc., which occurred on May 7, 2002 (the "Closing Date"), which transaction is discussed in detail under
Item 13 below. Pursuant to the separation agreement, upon the Closing Date, as consideration for Mr. Rittereiser's resignation from the Company and release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through the Closing Date totaling $6,000 and (iii) 4.0 million shares of Ashton's common stock to be registered with the first registration statement filed by Ashton after the Closing Date. In addition, Mr. Rittereiser will receive (i) a $50,000 payment within one year of the Closing Date and (ii) healthcare insurance paid by Ashton for one year following the Closing Date. Mr. Rittereiser waived his rights with respect to his previous Employment Agreement and any extension of the exercise period for his vested non-qualified options to purchase Ashton common stock.

          Mr. Weingard, Ashton and UTTC were parties to an employment agreement, which expired on July 6, 2002. Mr. Weingard and Ashton are currently negotiating a new employment agreement.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as of June 30, 2002, regarding the beneficial ownership of the equity securities of Ashton and its subsidiaries by (1) all current directors, (2) Ashton's chief executive officer during the fiscal year ending March 31, 2002, (3) Ashton's four most highly paid executive officers other than the CEO who were serving as executive officers at the end of the fiscal year ending March 31, 2002, (4) all current directors and executive officers of Ashton as a group, and (5) each person known by Ashton to be the beneficial owner of more than 5% of the outstanding shares of its common stock. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. In all cases below, unless otherwise stated, each individual exercises sole investment and dispositive power over the shares listed next to his or her name.

The Ashton Technology Group, Inc., common stock, par value $0.01 per share. As of June 30, 2002, there were 691,674,817 shares of common stock issued and outstanding.

Name and Address of                Amount and              Percent
Beneficial Owner                   Nature of               Of Class
----------------                   Beneficial              --------
                                   Ownership
                                   ---------
OptiMark Innovations Inc ........  661,578,324 (1)           88.9%
   10 Exchange Place
   24th Floor
   Jersey City, NJ 07302
Jennifer L. Andrews .............       25,600 (2)           *
Arthur J. Bacci .................      286,100 (3)           *
James R. Boris ..................           -0-              *
Ronald D. Fisher ................           -0-              *
Jonathan F. Foster ..............           -0-              *
Roy S. Neff .....................           -0-              *
Donald D. Nickelson .............           -0-              *
Trevor B. Price .................        1,000               *
Fredric W. Rittereiser ..........    4,513,500 (4)           *
William W. Uchimoto .............        6,000 (5)           *
Robert J. Warshaw ...............           -0-              *
Fred S. Weingard ................       10,000 (6)           *
All executive officers and
directors of the Company as a
group (12 persons) ..............       42,600               *

*  Represents less than 1%.

(1) OptiMark Innovations Inc. was the only shareholder known by Ashton to beneficially own more than five percent (5%) of its common stock. As of June 30, 2002, Innovations beneficially owned 661,578,324 shares, or 88.9% of Ashton common stock, including 52,870,757 shares issuable upon conversion of the senior secured convertible note executed by Ashton in favor of Innovations on May 7, 2002.

(2) Includes 25,000 shares of common stock which Ms. Andrews has the right to acquire upon the exercise of options, which are currently exercisable at $10.50 per share. Ms. Andrews is also the beneficial owner of 45,000 shares of UTTC common stock (less than 1% of class) issuable upon exercise of options that are currently exercisable at $2.00 per share.

(3) Mr. Bacci is also the beneficial owner of 237,500 shares, or approximately 2.3% of the outstanding common stock of Electronic Market Center, Inc., a majority - owned subsidiary of Ashton ("eMC").

(4) The amount shown includes 403,500 shares of common stock held of record by The Dover Group, Inc., a corporation of which Mr. Rittereiser is the sole stockholder, director and officer. The amount shown also includes 100,000 shares held by Mr. Rittereiser's wife as a gift from her father, Frederick Weimmer, Sr., of which Mr. Rittereiser disclaims beneficial ownership. Mr. Rittereiser is also the beneficial owner of 300,000 shares, or approximately 3.0% of the outstanding common stock of eMC.

(5) Mr. Uchimoto is also the beneficial owner of (i) 500,000 shares of UTTC common stock (approximately 2.7% of class) issuable upon exercise of options that are currently exercisable at $2.00 per share; and (ii) 175,000 shares, or approximately 1.7% of the outstanding common stock of eMC.

(6) Mr. Weingard is also the beneficial owner of (i) 650,000 shares of UTTC common stock (approximately 3.4% of class) issuable upon exercise of options that are currently exercisable at $2.00 per share; and (ii) 175,000 shares, or approximately 1.7% of the outstanding common stock of eMC.

Equity Compensation Plan Information

     The following table summarizes share and exercise price information about Ashton's equity compensation plans as of March 31, 2002. The table does not include any common stock issuable upon the exercise of the options issued under the 2002 Stock Option Plan for which Ashton will be seeking stockholder approval.

            Name             Number of Shares to be  Weighted-Average Exercise     Number of Shares Remaining
            ----             ----------------------- --------------------------    --------------------------
                            Issued upon Exercise of     Price of Outstanding     Available for Future Issuance
                            ------------------------    --------------------     -----------------------------
                              Outstanding Options,     Options, Warrants and       under Equity Compensation
                              --------------------     ---------------------       -------------------------
                                  Warrants and               Rights (b)             Plans (Excluding Shares
                                  ------------               ----------             -----------------------
                                    Rights(a)                                        Included in Column (a))
                                    ---------                                        -----------------------

Equity Compensation Plans             138,500                  $3.16                     2,861,500
Approved by Stockholders

Equity Compensation Plans           6,500,817                  $3.49                     1,880,894
Not Approved by
Stockholders (1)
TOTAL                               6,639,317                  $3.48                     4,742,394

(1) In July 1998 and November 1998, our board of directors adopted the 1998 Stock Incentive Plan and the 1999 Stock Incentive Plan, respectively. The material provisions of each of the 1998 and 1999 Stock Incentive Plans are described below. Additionally, a total of 291,250 options were granted during 1998 and 1999 at a weighted-average exercise price of $2.83 to three individuals under separate agreements, and were not issued pursuant to any of Ashton's option plans. None of these plans or grants have been approved by Ashton's stockholders. Each of the plans and separate grants include provisions for forfeiture in the event the employee dies or ceases to be in the employment of Ashton or one of its subsidiaries during the first year of employment. In January 2000, we filed Forms S-8 to register 774,009 and 266,027 shares under the 1998 Plan and the 1999 Plan, respectively.

1998 Stock Incentive Plan

     A total of 6,450,000 shares for which options may be granted were reserved pursuant to the 1998 Plan. The 1998 Plan was intended to recognize the contributions made to the Company by all employees (including employees who are members of the Board of Directors) of the Company and certain consultants or advisors to the Company, to provide such persons with additional incentive to devote themselves to the future success of the Company, and to improve the ability of the Company to attract, retain, and motivate individuals. In addition, the 1998 Plan was intended as an additional incentive to certain directors of the Company who are not employees of the Company or an affiliate to serve on the Board of Directors and to devote themselves to the future success of the Company. The 1998 Plan was initially comprised of a number of stock option agreements entered into during the period between January 1996 and July 1998 with certain key executives, outside directors and consultants, which agreements became a part of the Plan upon adoption. All grants under the 1998 Plan are in the form of non-qualified stock options. No grant may be made under the plan after July 12, 2003. The Plan is administered by the Compensation Committee. The Company does not have any current plans to make any future grants under the 1998 Plan.

1999 Stock Incentive Plan

     A total of 2,550,000 shares for which options may be granted were reserved pursuant to the 1999 Plan. The 1999 Plan was intended to recognize the contributions made to the Company by all employees (including employees who are members of the Board of Directors) of the Company and certain consultants or advisors to the Company, to provide such persons with additional incentive to devote themselves to the future success of the Company, and to improve the ability of the Company to attract, retain, and motivate individuals. In addition, the 1999 Plan was intended as an additional incentive to certain directors of the Company who are not employees of the Company or an affiliate to serve on the Board of Directors and to devote themselves to the future success of the Company. The 1999 Plan was initially comprised of a number of stock option agreements entered into in 1998 with certain key executives, outside directors and consultants, which agreements became a part of the Plan upon adoption. All grants under the 1999 Plan are in the form of non-qualified stock options. No grant may be made under the plan after November 10, 2005. The Plan is administered by the Compensation Committee. The Company does not have any current plans to make any future grants under the 1999 Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to Ashton during and with respect to the fiscal year ending March 31, 2002, Ashton believes that all of its executive officers, directors and persons who may have been deemed to be greater than 10% stockholders during the year have made all filings required to be made under Section 16(a) of the Securities Exchange Act of 1934, as amended, except that the Company believes that Mr. Rittereiser may have been required to file, and may not have filed, a report pursuant to Form 4 reporting his receipt on May 11, 2002 of 4,000,000 shares of Ashton common stock pursuant to his separation agreement with the Company and 10,000 shares of Ashton common stock to his acceptance of a conversion offer to the minority stockholders of UTTC, relating to the conversion of UTTC shares into Ashton common stock, as well as his relinquishment of all vested Ashton options he held as of May 3, 2002. In addition, Messrs. Uchimoto and Weingard relinquished all vested Ashton options they held as of May 3, 2002 and have taken the position that reporting of this relinquishment is not required at this time. Messrs. Uchimoto and Weingard have advised the Company that they intend to report these relinquishments voluntarily in their next Form 4 filings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Innovations

     On May 7, 2002 (the "Closing Date"), Ashton and OptiMark Innovations Inc., a Delaware corporation ("Innovations"), closed the transactions contemplated by the Securities Purchase Agreement by and between Ashton and Innovations dated as of February 4, 2002 (as amended on March 6, 2002 and May 3, 2002, the "Purchase Agreement"). Pursuant to the Purchase Agreement, Ashton issued 608,707,567 shares of its common stock to Innovations. In consideration for the shares, Innovations paid Ashton total consideration of approximately $27.3 million consisting of (i) $7,272,727 in cash and (ii) intellectual property and other non-cash assets valued, for purposes of the transaction, at $20 million. The intellectual property and other non-cash assets acquired by Ashton from Innovations pursuant to the Purchase Agreement are more fully described under Acquisition of Assets below.

     In addition, Innovations loaned Ashton $2,727,273 in cash. The loan was evidenced by a senior secured convertible note executed by Ashton in favor of Innovations (the "Note"), which accrues interest at a rate of 7.5% per annum and matures in May 2007. The Note is convertible at any time and is currently into 52,870,757 shares of Ashton common stock, subject to customary anti-dilution adjustments. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets, including, without limitation, the pledge of the equity interests of Ashton and UTTC, in each of ATG Trading LLC, a wholly-owned subsidiary of Ashton, "eMC", Ashton Technology Canada, Inc., a majority-owned subsidiary of Ashton Croix Securities, Inc., REB Securities Inc., and NextExchange, Inc., each a wholly-owned subsidiary of UTTC.

     As of June 30, 2002, Innovations owned approximately 88% of the outstanding shares of Ashton common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of Ashton common stock, calculated as of June 30, 2002.

     Mr. Warshaw is also the Chief Executive Officer of OptiMark, Inc. ("OptiMark"), a shareholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. ("Holdings") and is paid a base salary and a guaranteed bonus by OptiMark, Inc. OptiMark, Inc. directly compensates Mr. Warshaw for his duties as acting Chief Executive Officer of Ashton. Ashton reimburses OptiMark, Inc. for that portion of Mr. Warshaw's base salary and guaranteed bonus that is attributable to his performance as the acting Chief Executive Officer of Ashton. From May 8, 2002 through July 15, 2002, Ashton has reimbursed OptiMark, Inc. $53,731 related to Mr. Warshaw's compensation.

Investors' Rights Agreement

     On the Closing Date, Ashton and Innovations entered into an Investors' Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Innovations acquired certain rights, including but not limited to: (i) preemptive rights to subscribe for future sales by Ashton of Ashton common stock, (ii) registration rights and (iii) the right to designate a number of directors to Ashton's board of directors proportionate to Innovations' ownership of Ashton common stock. In addition, so long as Innovations holds at least 20% of Ashton's common stock, Ashton has agreed that it will not take certain actions without Innovations' prior approval, including, among other things, (i) the issuance of additional Ashton common stock (with certain exceptions), (ii) the repurchase or redemption of its securities, (iii) a merger, consolidation or sale of substantially all of its assets or (iv) engaging in any business other than the business it currently engages in. So long as Innovations has the right to appoint at least one director, certain actions by the Ashton's board of directors cannot be taken without the approval of at least one of the directors appointed by Innovations. Such actions include, among other things, making capital expenditures in excess of certain limits, acquisitions or sales of assets with a value in excess of $50,000 within any fiscal year, incurring debt in excess of $100,000 (with certain exceptions) and repurchasing or redeeming Ashton's securities.

Non-Competition Agreement

     Ashton, Innovations, OptiMark, Inc. ("OptiMark"), a shareholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. ("Holdings"), and Holdings executed a non-competition agreement upon the closing of the transaction. The parties currently do not compete. This agreement precludes Innovations, OptiMark, Holdings or any entity that they control from competing on a worldwide basis with Ashton in designing, implementing or operating volume-weighted average pricing trading systems or related services in U.S. and Canadian securities for themselves or any third party. The agreement has a five-year term from the date of its execution.

Changes In Management

     As of the Closing Date, Ashton's board of directors was comprised of five
(5) individuals: Frederic W. Rittereiser, Thomas Brown, K. Ivan Gothner, William
W. Uchimoto and Fred S. Weingard. In accordance with the terms of the Purchase Agreement and the Rights Agreement entered into by Ashton and Innovations in connection therewith, Innovations was entitled initially to install four (4) of the directors that constituted Ashton's board. To that end, Messrs. Brown, Gothner, Rittereiser and Uchimoto resigned from the board of directors as of the Closing Date and on May 8, 2002, Ronald D. Fisher, Trevor B. Price and Robert J. Warshaw were appointed to fill three of the vacancies on Ashton's board of directors resulting from such resignations. In addition, between May 8, 2002 and May 14, 2002, Ashton nominated four (4) additional non-executive directors:
Donald E. Nickelson, as Chairman, James R. Boris, Jonathan F. Foster and Roy S. Neff.

     On April 15, 2002, Fred Rittereiser and Ashton entered into a separation agreement, as amended, that became effective as of the Closing Date pursuant to which, as consideration for Mr. Rittereiser's resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through the Closing Date totaling $6,000 and (iii) 4.0 million shares of Ashton's common stock to be registered with the first registration statement filed by Ashton after the Closing Date. In addition, Mr. Rittereiser will receive (i) a $50,000 payment within one year of the Closing Date and (ii) healthcare insurance paid by Ashton for one year following the Closing Date. Mr. Rittereiser waived his right to an extension of the exercise period for his vested non-qualified options to purchase Ashton common stock.

Indemnification Agreement

     OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.), a wholly-owned subsidiary of Holdings ("Equities"), is a defendant in a litigation captioned Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey - Hudson County. Finova alleges, among other things, that Equities has effected fraudulent conveyances of certain assets of Holdings (the "Fraudulent Conveyance Claim"). On the Closing Date, Ashton and Equities entered into an Indemnification Agreement (the "Indemnification Agreement"). Pursuant to the Indemnification Agreement, in the event that Finova adds Ashton as a defendant in the litigation, Equities will indemnify Ashton from and against the entirety of any actions resulting from, arising out of, relating to, in the nature of, or caused by the Fraudulent Conveyance Claim.

OptiMark's Control Over Ashton's Business Decisions And Board Of Directors

     As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

..    the composition of our board of directors and, through it, decisions with respect to our business direction and policies, including the appointment and removal of officers;

..    any determinations with respect to mergers or other business combinations;

..    acquisition or disposition of assets;

..    our capital structure;

..    payment of dividends on our common stock; and

..    other aspects of our business direction and policies.

In addition, while Innovations owns at least 20% of our common stock, Innovations will retain control over certain corporate decisions affecting Ashton. See the description of the Rights Agreement set forth above.

Possible Future Transactions Between Ashton And Innovations

     Under Section 203 of the Delaware General Corporation Law, a Delaware corporation is prohibited from engaging in a "business combination" with an "interested stockholder" for three years following the date that person or entity becomes an interested stockholder unless such transaction is approved by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Prior to the Closing Date, Ashton's board of directors took action, however, to make the provisions of Section 203 inapplicable to a future transaction between Ashton and Innovations or Innovations' affiliates.

     Any merger, consolidation or similar transaction involving Ashton and Innovations will not be subject to Section 203 and super-majority approval of any such transaction will not be required because Ashton's board of directors has approved the transactions resulting in Innovations becoming an interested stockholder of Ashton.

     Ashton and Innovations have not discussed the possibility of Innovations acquiring the minority interest in Ashton in the future. There is no standstill agreement between Ashton and Innovations or any third party agreeing not to proceed with any future business combinations. Innovations could, therefore, enter into a second step transaction to acquire Ashton's remaining outstanding shares. Although Ashton and Innovations did not enter into a standstill agreement, the Rights Agreement requires the consent of a majority of Ashton's board of directors, which consent must include at least one director not appointed to Ashton's board by Innovations or its affiliates, to authorize Ashton to enter into any future business combination, including acquiring the publicly held minority interest in Ashton.

     The descriptions of the Purchase Agreement, Rights Agreement, Note, Non-Competition Agreement and Indemnification Agreement discussed above are qualified in their entirety by reference to such documents, each of which is an exhibit hereto.

Acquisition Of Assets

     As of the Closing Date, Ashton acquired intellectual property and other non-cash assets from Innovations valued by Ashton and Innovations for the purposes of the Purchase Agreement at $20 million. While Ashton did not obtain an appraisal or other third party valuation of the fair market value of these assets, that value was based on the acquisition by Draper Fisher Jurvetson ePlanet Ventures, L.P. and affiliated entities ("ePlanet") on April 30, 2002 and May 3, 2002 of common stock, par value $.01 per share, and series B preferred stock, par value $.01 per share, of Innovations for an aggregate purchase price of approximately $10 million.

     The intellectual property and non-cash assets transferred to Ashton by Innovations as partial consideration for the purchase of Ashton's common stock consists of:

..    U.S. provisional patent application (No. 60/323,940 entitled "Volume
     Weighted Average Price System and Method" filed on September 1, 2001) that relates to Volume Weighted Average Price, or "VWAP", trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades to users who submit orders.

..    Trade secrets and know how relating to VWAP trading.

..    An assignment to Ashton of a license for technology for use in a system for
     VWAP trading.

..    An assignment to Ashton of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology described above and Innovations.

..    Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

     The provisional patent application will not provide any exclusive rights to Ashton unless and until such application issues into a patent. There can be no assurance that the provisional patent application will issue into a patent.

Other Relationships

     The Dover Group, Inc. and Fredric W. Rittereiser. In April 2000, Mr. Rittereiser entered into an agreement with Morgan Stanley Dean Witter, whereby he pledged certain shares of his Ashton common stock in exchange for a loan in the amount of $500,000. Morgan Stanley requested that Ashton provide additional credit enhancements to secure the Rittereiser loan, in the form of a guarantee by Ashton. Ashton agreed to guarantee the Rittereiser loan up to $500,000, on the condition that Mr. Rittereiser secure our guarantee with sufficient personal collateral pledged to us, and on the condition that the guarantee shall only extend until such time that Mr. Rittereiser either repays the Rittereiser loan or locates other collateral to substitute for our guarantee. Mr. Rittereiser agreed to secure our guarantee of the Rittereiser loan with a first lien on certain real estate that he owned, which was valued in excess of $500,000, and he agreed to repay the Rittereiser loan and/or locate substitute collateral for our guarantee within a reasonable period of time. On September 24, 2001, Mr. Rittereiser repaid his indebtedness to Morgan Stanley, and the latter had released us from our guarantee. At that time, we relinquished our lien on Mr. Rittereiser's real estate that had secured our guarantee.

     Effective May 7, 2002, Mr. Rittereiser resigned from the Ashton Board of Directors.

     Adirondack Capital, LLC and K. Ivan F. Gothner. In May 1997, Ashton retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a former member of Ashton's Board of Directors, is the Managing Director of Adirondack. The Company terminated the consulting arrangement with Adirondack, effective November 30, 2001. Ashton paid consulting fees to Adirondack amounting to $80,000 during fiscal 2002. Additionally, commencing April 1, 1999, Mr. Gothner began to receive a monthly board retainer fee of $5,000 per month, which was reduced to $1,500 per month for the period from September 2001 through April 2002.

     Effective May 7, 2002, Mr. Gothner resigned from the Ashton Board of Directors.

     Arthur J. Bacci. On January 7, 2002, Ashton and Mr. Bacci, the former President and Chief Operating Officer, and a former director of Ashton entered into a consulting agreement. In consideration for his services in the negotiation of definitive agreements with OptiMark Innovations, Mr. Bacci received a payment of $10,000, and Ashton paid Mr. Bacci's medical coverage through April 1, 2002. Further, on June 13, 2002, the Ashton Board agreed to issue 275,000 shares of common stock to Mr. Bacci in connection with his services in the OptiMark Innovations transaction.

     Effective January 7, 2002, Mr. Bacci resigned from the Ashton Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        THE ASHTON TECHNOLOGY GROUP, INC.




Date: July 31, 2002              By: /s/ Robert J. Warshaw
                                     ---------------------
                                     Robert J. Warshaw
                                     Chief Executive Officer