Form 10-Q
period 2002-06-30
ASHTON TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 1003740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

  Common Stock $.01 par value                            691,674,817
       (Title of Class)                                 (No. of shares as
                                                         of August 14, 2002)

                        THE ASHTON TECHNOLOGY GROUP, INC.

                                      INDEX

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 2002 and March 31, 2002...................4

           Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2002 and 2001................................5

           Consolidated Statements of Cash Flows -
           For the Three Months Ended June 30, 2002 and 2001................................6

           Notes to Consolidated Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................15

         Additional Factors that may Affect Future Results.................................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................27


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................27

Item 2.  Changes in Securities and Use of Proceeds ........................................27

Item 3.  Defaults Upon Senior Securities ..................................................28

Item 4.  Submission of Matters to a Vote of Security Holders ..............................28

Item 5.  Other Information ................................................................28

Item 6.  Exhibits and Reports on Form 8-K..................................................28

Signatures ................................................................................29

                         PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements included in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

..         availability, terms and deployment of capital;

..         our ability to successfully operate and obtain sustained liquidity in our trading products in order to achieve profitability;

..         our ability to develop markets for our products;

..         our ability to develop intended future products;

..         fluctuations in securities trading volumes, prices and market liquidity;

..         our dependence on arrangements with self-regulatory organizations;

..         our dependence on proprietary technology;

..         technological changes and costs of technology;

..         industry trends;

..         competition;

..         changes in business strategy or development plans;

..         availability of qualified personnel;

..         changes in government regulation;

..         general economic and business conditions; and

..         other risk factors referred to in this Form 10-Q under the heading
          "Additional Factors That May Affect Future Results".

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

ITEM 1.                       FINANCIAL STATEMENTS

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,       MARCH 31,
                                                                                    2002           2002
                                                                                 (UNAUDITED)     (AUDITED)
                                                                                ------------    ------------
ASSETS
Cash and cash equivalents ......................................................$  7,317,231    $    635,087
Accounts receivable ............................................................          --           4,798
Prepaid expenses and other current assets ......................................     368,081         144,025
                                                                                ------------    ------------
         Total current assets ..................................................   7,685,312         783,910
Property and equipment, net of accumulated depreciation ........................   1,306,056       1,515,430
Exchange memberships ...........................................................     159,752         159,752
Investments in and advances to affiliates ......................................          --         224,757
Other assets ...................................................................     129,585         102,782
                                                                                ------------    ------------
     Total assets ..............................................................$  9,280,705    $  2,786,631
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accounts payable and accrued expenses ..........................................$    833,853    $  1,935,926
Net liabilities of discontinued operations .....................................      59,648          59,956
Short-term note, net of discount ...............................................          --         322,581
                                                                                ------------    ------------
     Total current liabilities .................................................     893,501       2,318,463

Secured note....................................................................   3,660,327              --
Secured convertible note .......................................................     110,565       4,711,400
Other liabilities...............................................................      51,675          41,044
                                                                                ------------    ------------
         Total liabilities......................................................   4,716,068       7,070,907

Commitments and contingencies

Preferred Stock - shares authorized: 3,000,000
 590,000 shares designated as Series B - (liquidation preference equals
 $240,000); shares issued and outstanding; .....................................     240,000         240,000
Common stock - par value: $.01; shares authorized: 1,000,000,000 and
100,000,000; shares issued and outstanding;  691,674,817 and
68,282,250 .....................................................................   6,916,749         682,823
Additional paid-in capital .....................................................  85,252,716      79,217,625
Accumulated deficit ............................................................ (87,834,934)    (84,414,829)
Accumulated other comprehensive loss............................................      (9,895)         (9,895)
                                                                                ------------    ------------
     Total stockholders' equity (deficiency) ...................................   4,564,636      (4,284,276)
                                                                                ------------    ------------
     Total liabilities and stockholders' equity (deficiency) ...................$  9,280,705    $  2,786,631
                                                                                ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                --------------      -------------
REVENUES .......................................................................$      253,981      $     205,738
                                                                                --------------      -------------

EXPENSES:
   Salaries and employee benefits...............................................     1,268,823          1,557,662
   Non-cash compensation........................................................       720,000                 --
   Professional fees............................................................       151,591            793,265
   Brokerage, clearing and exchange fees........................................       185,477            533,503
   Depreciation and amortization ...............................................       188,468            249,905
   Loss on trading activities....................................................           --            271,517
   Selling, general and administrative .........................................       515,407            827,315
                                                                                --------------      -------------
         Total costs and expenses ..............................................     3,029,766          4,233,167
                                                                                --------------      -------------

   Loss from operations.........................................................    (2,775,785)        (4,027,429)
                                                                                --------------      -------------

   Interest income..............................................................        20,301             63,987
   Interest expense.............................................................      (428,723)                --
   Other income.................................................................         1,087                 --
   Equity in loss of affiliates.................................................      (231,905)           (11,095)
                                                                                ---------------     -------------

Net loss from continuing operations  ...........................................$   (3,415,025)     $  (3,974,537)
                                                                                ==============      =============

   Income /(loss) from discontinued operations of eMC...........................           308               (889)
                                                                                --------------      -------------

Net loss .......................................................................$   (3,414,717)     $  (3,975,426)
                                                                                ==============      =============

Dividends attributed to preferred stock.........................................            --           (664,600)
Dividends in arrears on preferred stock.........................................        (5,385)          (112,628)
                                                                                --------------      -------------
Net loss applicable to common  stock............................................$   (3,420,102)     $  (4,752,654)

Basic and diluted net loss per common share from continuing operations..........$        (0.01)     $       (0.14)

Basic and diluted net loss per common share from discontinued operations........$        (0.00)     $       (0.00)
                                                                                --------------      -------------

Basic and diluted net loss per common share.....................................$        (0.01)     $       (0.14)
                                                                                ==============      =============

Weighted average number of common shares outstanding, basic and diluted.........   428,214,900         33,227,145
                                                                                ==============      =============

   The accompanying notes are an integral part of these consolidated financial statements.

               THE ASHTON TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                --------------------------------
                                                                                   2002                2001
                                                                                ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations.............................................$ (3,415,025)     $   (3,974,537)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................................     188,468             249,905
   Common stock issued in connection with consulting agreement..................      41,250                  --
   Common stock issued in connection with separation agreement..................     720,000                  --
   Non-cash interest expense....................................................     424,911                  --
   Equity in loss of affiliates.................................................     231,905              11,095
Changes in operating assets and liabilities:
   Accounts receivable and prepayments..........................................       4,798             480,313
   Advances to affiliates.......................................................      (7,148)            (18,057)
   Prepaid expenses and other current assets....................................    (224,056)                 --
   Other assets.................................................................     (26,803)                 --
   Accounts payable and accrued expenses .......................................    (991,458)           (214,778)
   Other liabilities ...........................................................      10,631               6,637
                                                                                ------------      --------------
         Net cash used in continuing operations.................................  (3,042,527)         (3,459,422)
         Net cash used in discontinued operations...............................          --             (80,098)
                                                                                ------------      --------------
         Net cash used in operating activities..................................  (3,042,527)         (3,539,520)
                                                                                ------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale (purchase) of property and equipment....................................      20,905            (114,921)
   Proceeds from maturity of securities available-for-sale......................          --             500,000
   Proceeds from issuance of note receivable....................................    (200,000)                 --
   Cash received from notes receivable..........................................     200,000              31,917
                                                                                ------------      --------------
         Net cash provided by investing activities..............................      20,905             416,996
                                                                                ------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of short term note....................................     550,000                  --
   Issuance costs on common stock...............................................    (296,234)            (40,825)
   Repayment of short term notes................................................    (550,000)                 --
   Proceeds from issuance of secured convertible note...........................   2,727,273                  --
   Proceeds from issuance of common stock.......................................   7,272,727                  --
                                                                                ------------      --------------
         Net cash provided by (used in) financing activities....................   9,703,766             (40,825)
                                                                                ------------      --------------

Foreign currency translation adjustment.........................................          --              22,713
                                                                                ------------      --------------

Net Increase / (decrease) in cash and cash equivalents..........................   6,682,144          (3,140,636)
Cash and cash equivalents, beginning of period..................................     635,087           6,028,883
                                                                                ------------      --------------
Cash and cash equivalents, end of period........................................$  7,317,231      $    2,888,247
                                                                                ============      ==============

Supplemental disclosure of non-cash activities:
   Common stock issued in final arbitration settlement..........................$    116,000      $           --
                                                                                ============      ==============
   Common stock issued in connection with consulting agreement..................$     41,250      $           --
                                                                                ============      ==============
   Warrants issued in connection with exchange agreement........................$  1,188,000      $           --
                                                                                ============      ==============
   Beneficial conversion feature of secured convertible note....................$  2,727,273      $           --
                                                                                ============      ==============
   Common stock issued in connection with separation agreement..................$    720,000      $           --
                                                                                ============      ==============
   Conversion of short-term note into common stock..............................$    500,000      $           --
                                                                                ============      ==============
   Non-cash and accrued dividends on preferred stock............................$      5,385      $      777,228
                                                                                ============      ==============

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

        These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. The results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

        As of June 30, 2002, we conducted our business through the following operating affiliates:

        .  ATG Trading, LLC (ATG Trading)
        . Universal Trading Technologies Corporation (UTTC), and its subsidiaries:
           .  Croix Securities, Inc. (Croix),
           .  REB Securities, Inc. (REB)
        .  Ashton Technology Canada, Inc. (Ashton Canada), and
        .  Kingsway-ATG Asia, Ltd. (KAA).

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

        The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation or investment. All significant intercompany accounts and transactions by and among Ashton and its subsidiaries are eliminated in consolidation.

        During the three months ended June 30, 2002, one customer accounted for approximately 90% of our revenues.

DISCONTINUED OPERATIONS

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

GOMEZ, INC.

        Gomez, was one of our majority-owned subsidiaries through December 1999. As a result of Gomez's sale of preferred stock on December 30, 1999, our ownership percentage in Gomez was reduced to below 50%. As of December 31, 1999, we began accounting for our investment in Gomez under the equity method of accounting due to the decrease in ownership and our reduced representation on Gomez's board. As a result, we consolidated Gomez's operating results only through December 31, 1999. Pursuant to the equity method of accounting, the carrying amount of our remaining investment in Gomez was increased from a deficit of $5,568,475 to zero.

        In July 2001, Gomez raised approximately $1 million of capital from certain existing investors in the form of senior secured notes. We participated in that round of funding through the purchase of a senior secured note in the amount of $38,633. The balance of the note and accrued interest thereon of $41,289 was included in "Investments in and advances to affiliates" on our March 31, 2002 consolidated balance sheet. On November 7, 2001, Gomez completed the sale and transfer of substantially all of its assets and liabilities to GZ Advisors, Inc. Gomez, Inc. is being liquidated and GZ Advisors, Inc. has been renamed Gomez, Inc. Currently, our investment in the new Gomez, Inc. consists of the senior secured note that is convertible into approximately 1.4% of the fully diluted common stock of the new Gomez, Inc. In addition, our series A preferred stock in Gomez was converted into common stock of the new Gomez, Inc., representing an additional 1.1% of the fully diluted ownership. Pursuant to EITF 99-10 Percentage Used to Determine the Amount of Equity Method Losses, during the three months ended June 30, 2002 we recognized our share of Gomez's losses to the extent of our advances in the amount of $42,242.

2.   RECENT DEVELOPMENTS

INVESTMENT BY OPTIMARK INNOVATIONS INC.

        On May 7, 2002, Ashton and OptiMark Innovations Inc. (Innovations), a Delaware Corporation, closed the transactions contemplated by the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002 (as amended on March 6, 2002 and May 3, 2002). Pursuant to the purchase agreement, Ashton issued 608,707,567 shares of its common stock to Innovations. In consideration for the shares, Innovations paid Ashton (i) $7,272,727 in cash and (ii) intellectual property and other non-cash assets. In addition Innovations loaned Ashton $2,727,273 in cash. The loan was evidenced by a senior secured convertible note executed by Ashton in favor of Innovations. The note accrues interest at a rate of 7.5% per annum and matures in May 2007. The note is convertible at any time into 52,870,757 shares of Ashton common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Ashton. Since the note was convertible into shares of Ashton common stock at a rate of $0.05158 per share, and the market price of Ashton common stock was $0.17 on the date of the agreement, Ashton recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as a discount of $2,727,273 on the note, and have amortized $80,303 as interest expense through June 30, 2002. Also during the three months ended June 30, 2002, we accrued interest expense at a rate of 7.5%, or $30,262, on the Innovations note. The note is reflected on the June 30, 2002 consolidated balance sheet net of the remaining unamortized discount of $2,646,970, plus the accrued interest of $30,262.

        The intellectual property and non-cash assets transferred to Ashton by Innovations as partial consideration for the purchase of Ashton's common stock consists of:

             . U.S. provisional patent application (No. 60/323,940 entitled "Volume Weighted Average Price System and Method" filed on September 1, 2001) that relates to Volume Weighted Average Price, or "VWAP" trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades who submit orders.

             .   Trade secrets and know how relating to VWAP trading.

             . An assignment to Ashton of a license for technology for use in a system for VWAP trading.

             . An assignment to Ashton of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology above and Innovations.

             . Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

        The provisional patent application will not provide any exclusive rights to Ashton unless and until a patent is issued. There can be no assurance that the provisional patent application will result in a patent being issued.

        Ashton has not obtained an independent third party valuation of the intellectual property and other non-cash assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the recorded amount of the intellectual property and non-cash assets should be based upon either the quoted market price of the shares sold to Innovations on the date of closing, or the fair value of the assets acquired, whichever is more clearly evident and thus, more reliably measurable. Although the fair value of securities traded in the market is generally more clearly evident than the fair value of assets acquired, Ashton has considered that its stock is thinly-traded on the OTC Bulletin Board, its market price has experienced significant fluctuations, and the number of shares outstanding has increased substantially as a result of the transaction, and has concluded that the quoted market price of the stock was not reflective of the fair value of the transaction. Alternatively, Ashton considered a more appropriate measure of the value of the transaction to be based on the fair value of the assets acquired, or $7,272,727, the amount of cash received. The consolidated balance sheet reflects no value for the intellectual property and non-cash assets received in the transaction due to Ashton's inability to sell, transfer, license, rent or exchange those assets.

        As of June 30, 2002, Innovations owned approximately 88% of the outstanding shares of Ashton common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of Ashton common stock. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders.

        On April 30, 2002, Innovations agreed to lend Ashton $300,000 to be credited against the purchase price of the Ashton common stock that was purchased pursuant to the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002. Additionally, on April 30, 2002, Ashton agreed to lend OptiMark, Inc., the parent company of Innovations, $200,000 to be credited at the closing against reimbursable expenses owed by Ashton pursuant to the securities purchase agreement with Innovations. The notes were satisfied on May 7, 2002 at the closing of the securities purchase agreement with Innovations.

RGC BRIDGE LOAN AND EXCHANGE AGREEMENT

        On April 11, 2002, RGC International Investors, LDC (RGC) agreed to lend Ashton up to $250,000, repayable upon the closing of the securities purchase agreement with Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all assets of Ashton. Ashton borrowed the entire $250,000 in April 2002, and repaid it on May 7, 2002.

        On May 7, 2002, Ashton entered into a securities exchange agreement with RGC pursuant to which RGC exchanged its 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of Ashton common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on all assets of Ashton (except for certain intellectual property assets given as consideration to Ashton as part of the transaction with Innovations), including, without limitation, Ashton's and UTTC's equity interests in each of its subsidiaries. We recorded the fair value of the warrant, or $1,188,000, as a discount on the note, and have amortized $43,725 as interest expense through June 30, 2002. Also during the three months ended June 30, 2002, we recorded interest expense of $40,477 on the 9% note prior to the exchange, and $52,726 on the 7.5% note after the exchange. The note is reflected on the June 30, 2002 consolidated balance sheet net of the remaining unamortized discount of $1,144,275, plus the accrued interest of $56,726.

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

        The warrant is immediately exercisable as to 2,250,000 shares of common stock, becomes exercisable as to an additional 2,250,000 shares of common stock on the 180th day and the 270th day after the date of the warrant and becomes exercisable in full on the 360th day after the date of the warrant. In addition the warrant becomes immediately exercisable in full in the event of a change of control of Ashton, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of Ashton common stock in excess of the number of shares of common stock which would result in RGC's beneficially owning more than 4.9% of the outstanding shares of Ashton common stock.

INTERCREDITOR, SUBORDINATION AND STANDSTILL AGREEMENT

        On May 7, 2002 and in connection with the closing of the transactions contemplated by the purchase agreement with Innovations and the securities exchange agreement with RGC, Ashton, UTTC, RGC and Innovations entered into an intercreditor, subordination and standstill agreement memorializing the agreements of the parties as to the priority of payment and security with respect to the obligations arising under the Innovations note and the exchange note, respectively, and the rights and remedies of Innovations and RGC with respect to such obligations. Pursuant to this agreement, RGC has a blanket, first-priority lien on all of the assets of Ashton, except for certain intellectual property assets given as consideration to Ashton as part of the Innovations transaction.

SHORT-TERM NOTE WITH HK WEAVER GROUP, LTD.

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

        We drew a total of $500,000 on the bridge loan during February 2002. Since the note was convertible into shares of Ashton common stock at a rate of $0.05 per share, and the market price of Ashton common stock was $0.25 on the date of the bridge loan agreement, Ashton recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as a discount of $500,000 on the note, and amortized $322,581 as interest expense through March 31, 2002. During the three months ended June 30, 2002, we recorded interest expense for the remaining unamortized discount of $177,419. On May 7, 2002, HK weaver converted the entire $500,000 note into 10 million shares of Ashton common stock.

        Also in connection with the bridge loan, we granted HK Weaver a three-year option to purchase two million shares of Ashton common stock at an exercise price equal to the price per share paid by Innovations upon closing of the securities purchase agreement between Ashton and Innovations, or $0.0448. The options vest in quarterly installments of 500,000 each, beginning on August 7, 2002.

SEPARATION AGREEMENT WITH FREDERIC W. RITTEREISER

        On April 15, 2002, we entered into a separation agreement with the Chief Executive Officer, Frederic W. Rittereiser that became effective on May 7, 2002. As consideration for Mr. Rittereiser's resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 cash payment, (ii) expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii)
4.0 million shares of Ashton common stock to be registered with the first registration statement filed by Ashton within 60 days of the effective date. In addition, Mr. Rittereiser will receive (i) a

$50,000payment within one year of the effective date and (ii) healthcare insurance paid by Ashton for one year followingthe effective date. During the three months ended June 30, 2002, we recorded a non-cash compensation charge of $720,000 related for the value of the shares issued. Mr. Rittereiser waived his right to an extension of the exercise period for his vested non-qualified options to purchase Ashton common stock. On July 3, 2002, the final $50,000 payment was made to Mr. Rittereiser and an amendment to the separation agreement was made to permit Ashton to file a registration statement to register the resale of his shares by no later than September 30, 2002.

PURCHASE OF KAA SHARES BY HK WEAVER GROUP, INC.

        On January 30, 2002, Ashton and HK Weaver Group, Inc. entered into an "Agreement For Sale And Purchase Of Shares in Respect of the Shares in Kingsway ATG Asia Limited." Pursuant to the agreement, Ashton sold all of its KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note issued to Ashton by HK Weaver, effective as of May 7, 2002. The note is convertible into HK Weaver common stock upon an IPO of HK Weaver and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, Ashton shall receive HK Weaver shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should HK Weaver shares not be listed on GEM by January 30, 2003, Ashton's sole recourse is to redeem the note and receive the return of its KAA shares. Because of the uncertainty as to whether an HK Weaver IPO will eventually occur, we have determined the fair value of our investment in KAA is $0, and we recorded a loss during the three months ended June 30, 2002 of $189,653.

2002 OPTION PLAN

        On June 13, 2002, Ashton's board of directors approved the 2002 Option Plan, which is designed to enable Ashton to offer employees, directors and consultants options to purchase Ashton common stock in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and Ashton's stockholders. 190,221,115 shares of common stock have been reserved for issuance pursuant to the plan. The plan will be administered by the board or a committee designated by the board. As of July 26, 2002, approximately 39 employees and 5 directors were potentially eligible for grants under the 2002 Option Plan. The option price is based on the trading price of the common stock. The plan contains provisions for granting various awards, including non-qualified stock options and incentive stock options (ISO) as defined in Section 422 of the Internal Revenue Code. On July 9, 2002, the Administrator awarded employees as a group 104,621,612 ISO options at an exercise price per share of eight cents ($0.08), and on July 16, 2002, the Administrator awarded non-employee directors as a group 16,168,796 nonstatutory stock options at an exercise price per share of eight ($0.08) cents. The grants were all made with a standardized four (4)-year vesting schedule where 1/6th of each individual's grant shall vest six months from May 7, 2002 (Vesting Commencement Date), 1/6th shall vest one year from the Vesting Commencement Date, and 2/9ths shall vest on each of the second, third, and fourth anniversary dates from the Vesting Commencement Date, subject in each case to the individual optionee's continuing to be affiliated with Ashton on such dates. The options are contingent on stockholder approval of the plan. The board will request stockholder approval of the 2002 Stock Option Plan at the Annual Meeting of Stockholders on September 13, 2002.

SPECIAL MEETING OF STOCKHOLDERS

        At a special meeting of stockholders held on April 18, 2002, our stockholders approved proposals to (i) amend the Ashton certificate of incorporation to increase our authorized common stock from 100 million shares to one billion shares and (ii) amend the Ashton certificate of incorporation to clarify the circumstances under which certain business opportunities that may be brought to the attention of Innovations, OptiMark Holdings, Inc. (Holdings) or an officer or director of Ashton, who simultaneously serves as an officer or director of Innovations or Holdings, shall be deemed to be opportunities of Ashton, Innovations and Holdings.

CONSULTING AGREEMENT WITH ARTHUR J. BACCI

        On January 7, 2002, Ashton and Mr. Bacci, the former President and Chief Operating Officer, and a former director of Ashton entered into a consulting agreement. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a payment of $10,000, and Ashton paid Mr. Bacci's medical coverage through April 1, 2002. Further, on June 13, 2002, the Ashton Board agreed to issue 275,000 shares of common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees for the three months ended June 30, 2002 related to the issuance of these shares.

SETTLEMENT OF FINAL ARBITRATION AWARD

        On April 30, 2002, Ashton entered into a final settlement agreement with Matthew Saltzman, the former President of eMC, in connection with the arbitration award in the amount of $510,750 granted to Mr. Saltzman by the American Arbitration Association on January 14, 2002. Pursuant to the settlement, we agreed to pay an aggregate of $200,000 cash, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We made an additional payment of $100,000 and issued 400,000 shares of Ashton common stock on May 7, 2002. Pursuant to the final settlement agreement we will pay a final payment of $50,000 together with interest accrued at a rate of 9% per annum on or before May 7, 2003. For such consideration, Mr. Saltzman executed a release and waiver of all claims against Ashton or any of its subsidiaries or affiliates, including, without limitation, claims in connection with the arbitration. We accrued $51,875 and $266,000 related to the unpaid portion of the settlement as of June 30, 2002 and March 31, 2002, respectively.

3.   EQUITY LINE OF CREDIT AGREEMENT

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

        There are a number of conditions that we must satisfy before Jameson is obligated to buy our shares under the equity line, including that a registration statement covering the resale of the shares purchased by Jameson is declared effective by the SEC and remains effective. We have already issued the maximum number of shares covered by the registration statement we filed during 2001 in connection with the equity line. Therefore, we are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC. There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line. The agreement requires us to draw a minimum of $2.5 million over the term of the agreement, and we are limited to drawing a maximum of $15 million. In order for us to fulfill our obligation to sell a minimum of $2.5 million to Jameson, we would be required to draw an additional $700,000. Based on the July 31, 2002 closing price of our common stock of $0.09 per share, we would be required to issue an additional 8,641,975 shares of common stock to satisfy this obligation. We have informed Jameson that our preference is to terminate this agreement without drawing down additional funds. We have not concluded discussions with Jameson and there is no certainty that we will be successful in terminating this agreement on terms acceptable to both parties.

4.   RELATED PARTY TRANSACTIONS

RELATIONSHIP WITH INNOVATIONS

On May 7, 2002, Ashton and Innovations closed the transactions contemplated by the securities purchase agreement by and between Ashton and Innovations. Pursuant to the purchase agreement, Ashton issued 608,707,567 shares of its common stock to Innovations. In consideration for the shares, Innovations paid Ashton (i) $7,272,727 in cash and (ii) intellectual property and other non-cash assets. In addition Innovations loaned Ashton $2,727,273 in cash. The loan was evidenced by a senior secured convertible note executed by Ashton in favor of Innovations. The note accrues interest at a rate of 7.5% per annum and matures in May 2007. The note is convertible at any time into 52,870,757 shares of Ashton common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations has received a first-priority blanket lien on Ashton's assets.

        As of June 30, 2002, Innovations owned approximately 88% of the outstanding shares of Ashton common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of Ashton common stock, calculated as of May 7, 2002.

        Mr. Warshaw, Ashton's interim Chief Executive Officer, is also the Chief Executive Officer of OptiMark, Inc. ("OptiMark"), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. ("Holdings"), and is paid a base salary and a guaranteed bonus by OptiMark. OptiMark directly compensates Mr. Warshaw for his duties as acting Chief Executive Officer of Ashton. Ashton reimburses OptiMark for that portion of Mr. Warshaw's base salary and guaranteed bonus that is attributable to his performance as the acting Chief Executive Officer of Ashton. From May 8, 2002 through June 30, 2002, Ashton has reimbursed OptiMark $39,317 related to Mr. Warshaw's compensation.

Investors' Rights Agreement

        On May 7, 2002, Ashton and Innovations also entered into an Investors' Rights Agreement (the Rights Agreement). Pursuant to the Rights Agreement, Innovations acquired certain rights, including but not limited to: (i) preemptive rights to subscribe for future sales by Ashton of Ashton common stock, (ii) registration rights and (iii) the right to designate a number of directors to Ashton's board of directors proportionate to Innovations' ownership of Ashton common stock. In addition, so long as Innovations holds at least 20% of Ashton's common stock, Ashton has agreed that it will not take certain actions without Innovations' prior approval, including, among other things, (i) the issuance of additional Ashton common stock (with certain exceptions), (ii) the repurchase or redemption of its securities, (iii) a merger, consolidation or sale of substantially all of its assets or (iv) engaging in any business other than the business it currently engages in. So long as Innovations has the right to appoint at least one director, certain actions by the Ashton's board of directors cannot be taken without the approval of at least one of the directors appointed by Innovations. Such actions include, among other things, making capital expenditures in excess of certain limits, acquisitions or sales of assets with a value in excess of $50,000 within any fiscal year, incurring debt in excess of $100,000 (with certain exceptions) and repurchasing or redeeming Ashton's securities.

Non-Competition Agreement

        Ashton, Innovations and Holdings executed a non-competition agreement upon the closing of the transaction. The parties currently do not compete. This agreement precludes Innovations, OptiMark, Holdings or any entity that they control from competing on a worldwide basis with Ashton in designing, implementing or operating volume-weighted average pricing trading systems or related services in U.S. and Canadian securities for themselves or any third party. The agreement has a five-year term from the date of its execution.

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

OptiMark's Control Over Ashton's Business Decisions And Board Of Directors

        As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include the composition of our board of directors and, through it, decisions with respect to our business direction and policies, including the appointment and removal of officers; any determinations with respect to mergers or other business combinations; acquisition or disposition of assets; our capital structure; payment of dividends on our common stock; and other aspects of our business direction and policies.

        In addition, while Innovations owns at least 20% of our common stock, Innovations will retain control over certain corporate decisions affecting Ashton. See the description of the Rights Agreement set forth above.

SEPARATION AGREEMENT WITH FREDERIC W. RITTEREISER

        On April 15, 2002, we entered into a separation agreement with Frederic
W. Rittereiser, Ashton's former Chief Executive Officer, that became effective as of May 7, 2002. (See Note 2, RECENT DEVELOPMENTS.)

ADIRONDACK CAPITAL, LLC

        In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors through May 7, 2002, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $30,000 during the three months ended June 30, 2001. We terminated the consulting agreement with Adirondack effective December 1, 2001, and therefore did not pay any consulting fees to Adirondack during the three months ended June 30, 2002. Mr. Gothner received a monthly board retainer through May 7, 2002 when he resigned from the board of directors.

CONSULTING AGREEMENT WITH ARTHUR J. BACCI

        On January 7, 2002, Ashton and Mr. Bacci, the former President and Chief Operating Officer, and a former director of Ashton entered into a consulting agreement, whereby Mr. Bacci received a payment of $10,000, and paid medical coverage through April 1, 2002. Further, on June 13, 2002, Ashton agreed to issue 275,000 shares of common stock to Mr. Bacci (see Note 2, RECENT DEVELOPMENTS).

5.   NET LOSS PER SHARE

        Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- month periods ended June 30, 2002 and 2001 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

6.   COMPREHENSIVE LOSS

        Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $3,101,036 and $3,951,763, respectively, for the three months ended June 30, 2002 and 2001.


7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (SFAS No. 144), which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business described in APB No. 30. We do not expect the adoption of SFAS No. 144 will have a material impact on our financial statements.

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

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations as well as FASB Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

8.   SUBSEQUENT EVENTS

        On July 26, 2002 Ashton's board of directors approved, and recommended that Ashton's stockholders approve, an amendment to Ashton's Certificate of Incorporation to effect a "reverse stock split" in the range of ten (10) to thirty (30) pre-split shares for one post-split share, the exact magnitude of which would be determined by the board of directors. Depending on the exchange ratio ultimately chosen by the board, the 691,674,817 currently outstanding shares of common stock would be combined into between approximately 69,167,481 and 23,055,827 shares of common stock.

        The reverse stock split, if implemented, would not change the number of authorized shares of common stock as designated by our certificate of incorporation or the par value of our common stock. Therefore, because the number of issued and outstanding shares of our common stock would decrease, the number of shares remaining available for issuance under our authorized pool of common stock would materially increase.

        Stockholders will be asked to approve the reverse split at Ashton's Annual Meeting of Stockholders on September 13, 2002. If the reverse split is approved by the stockholders of Ashton, the board of directors will set the record date, which shall be no later than October 31, 2002 for stockholders eligible to participate in the reverse stock split. The board will also determine the appropriate conversion ratio based upon certain factors, including but not limited to the then current price of Ashton's common stock and existing and expected marketability and liquidity of the common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

        The Ashton Technology Group, Inc. was formed as a Delaware corporation in 1994. We provide equity trade execution services to global institutional investors. Our goal is to provide liquidity in S&P 500, Nasdaq100 and Russell 1000 securities to global institutional investors at a low cost. Through our guaranteed fill program, we offer a source of anonymous block liquidity with minimal market impact.

        We conduct our business through the following operating affiliates:

        .    Universal Trading Technologies Corporation, and its subsidiaries:
             .   Croix Securities, Inc.
             .   REB Securities, Inc.
        .    ATG Trading, LLC
        .    Ashton Technology Canada, Inc.
        .    Kingsway-ATG Asia, Ltd. (KAA)

        As a result of the transaction with OptiMark Innovations, as more fully described in the Notes to the unaudited consolidated financial statements, Ashton and its subsidiaries have made substantive changes to its existing business model and operation of its subsidiaries, including deploying the majority of our resources to Croix Securities, Inc. and ATG Trading LLC in order to 1) expand the universe of securities in which we provide liquidity, 2) expand the sessions in which we provide liquidity, 3) initiate a proprietary trading algorithm which allows us to provide guaranteed liquidity to our customers at the volume-weighted average price (VWAP), and 4) lowering our total cost of executing, clearing and settling trades.

THE ASHTON TECHNOLOGY GROUP, INC.

        Ashton provides various services and support to its broker-dealer subsidiaries, Croix and ATG Trading. Some of the services and support that Ashton provides include finance, accounting, legal, compliance/ regulatory, technology, marketing, operations, customer relationship management, and human resources services.

UNIVERSAL TRADING TECHNOLOGIES CORPORATION

        UTTC was incorporated in February 1995 with the business objective of designing, developing and utilizing the Universal Trading System (UTS) and future products appropriate for the securities trading market. In September 1995, UTTC entered into an agreement with the Philadelphia Stock Exchange (PHLX) to employ the UTS. The UTS was later renamed eVWAP, and is operated by its subsidiary REB Securities, Inc. under the regulatory supervision of the PHLX.

         In October 1995, we acquired 80% of the common stock of UTTC, and in December 1998, our ownership of UTTC was increased to 93%. UTTC's wholly-owned broker-dealer subsidiary, REB, operates the eVWAP facility of the PHLX. UTTC's wholly-owned broker-dealer subsidiary, Croix, operates our guaranteed liquidity program on an agency basis.

Croix Securities, Inc. (Subsidiary of UTTC)

        Croix was formed in February 1999 as a wholly owned subsidiary of UTTC. Croix is a registered broker-dealer with the PHLX and the NASD that focuses on providing block liquidity for buy-side institutions. Croix fills orders by matching its customers' orders with liquidity from various providers anonymously, thereby protecting Croix's client trade information and minimizing market impact. Croix has an average of over 200 million shares of liquidity available for its clients in the S&P 500, Nasdaq 100 and 700 of the Russell 1000 stocks. On May 30, 2002, Croix launched the offering of its new interval product. The interval product provides for balance of day VWAP on half hour time intervals from 9:30 A.M to 2:00P.M. for the above mentioned securities. Croix operates strictly as an agency broker that matches buy-side institutional orders with other buy-side or liquidity provider orders. Ashton is currently preparing to re-launch the Croix Securities business under a new brand and identity.

        Croix's sales and sales trading team consists of sales executives responsible for new account acquisition, and sales traders responsible for daily coverage of existing accounts. As of August 1, 2002, Croix had 26 accounts signed up and ready to trade. From May 7, 2002 through August 1, 2002, Croix signed up 10 new customers. Our overall customer mix consists of 14 investment managers, five broker-dealers, four hedge funds and two pension funds. As of August 1, 2002, four accounts were actively trading with Croix.

REB Securities, Inc. (Subsidiary of UTTC)

        REB is a wholly owned subsidiary of UTTC and is a PHLX and NASD registered broker-dealer. REB operates as the facilities manager for the eVWAP, and does not engage in any other broker-dealer activities. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. We launched eVWAP for New York Stock Exchange-listed U.S. stocks during August 1999.

        We are currently working with the PHLX to determine whether the eVWAP system presents a sustainable business model that will generate profitable revenue for Ashton and for the PHLX. There is no assurance that we will succeed in reaching a mutually satisfactory business arrangement and therefore we, the PHLX, or both parties may decide to terminate our current relationship.

ATG TRADING LLC

ATG Trading is a broker-dealer engaged in proprietary trading. On June 19, 2002, ATG Trading applied to become a member of the NASD. We plan to operate ATG Trading as our principal trading entity that would execute orders to provide liquidity at the VWAP for securities in the S&P 500, Nasdaq 100 and the majority of Russell 1000 stocks to various broker-dealers. We plan to use our trading algorithm to execute orders for the purpose of minimizing the cost of providing liquidity to our clients at the VWAP. ATG Trading plans to offer its liquidity to broker-dealers, including Croix, at competitive price levels. ATG Trading was inactive from January 2002 until July 2002, when we began testing our trading algorithm. Ashton is currently preparing to re-launch the ATG Trading business under a new brand and identity.

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

        Since our inception we have not realized an operating profit and have reported significant losses. Our business is subject to significant risks, as discussed further in the section entitled "Additional Factors That May Affect Future Results."

For the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        We incurred a net loss from continuing operations totaling $3,415,025, or $0.01 per share, for the three months ended June 30, 2002, compared to $3,974,537 or $0.14 per share, for the three months ended June 30, 2001. The decrease is primarily due to a decrease in salaries, professional fees, brokerage, clearing and exchange fees, depreciation, losses on trading activities, and general and administrative costs, offset by increases in interest and other non-operating expenses.

        Ashton's revenues totaled $253,981 for the three-month period ended June 30, 2002, and $205,738 for the three-month period ended June 30, 2001. 100% of the revenues in the current year period were from securities commissions on trades executed through Croix, while the revenues in the prior year period were from both Croix commissions and the operation of eVWAP. Approximately 90% of the revenues during the three-month period ended June 30, 2002 were from transactions with a single customer, while approximately 90% of the revenues during the three-month period ended June 30, 2001 were from transactions with four customers. The 23.5% increase in revenues this year is despite a substantial decrease in the number of shares executed, and is primarily due to the fact that all of our volume was from trades executed through Croix. eVWAP has a substantially lower fee structure than the commission structure in place for the guaranteed liquidity program offered by Croix. Total shares decreased to
8.8 million during the three-month period ended June 30, 2002 from 23.6 million shares during the same period last year as a result of our scale-back in operations to focus on the close of the Innovations transaction, which occurred on May 7, 2002, limitations on our business due to the minimal net capital levels prior to the transaction with Innovations, and the integration of the technology, marketing, and product strategy, all of which will be used in the re-launch of our business.

        Salaries and employee benefits decreased 18.5% to $1,268,823 for the three-month period ended June 30, 2002 from $1,557,662 for the three-month period ended June 30, 2001. The decrease was primarily due to a decrease in the number of employees, a temporary salary reduction program in place prior to May 7, 2002, when the Innovations transaction closed, and permanent salary reductions which were put in place after May 7, 2002. Both the temporary and permanent salary reductions were applied to substantially all employees, including the executive management team. During the three-month periods ended June 30, 2002 and 2001, we employed an average of 38 and 53 employees, respectively.

        We recorded a non-cash compensation charge of $720,000 during the three months ended June 30, 2002 for the cost of shares issued to Frederic W. Ritterieser, Ashton's former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

        Professional fees decreased 80.9% to $151,591 during the three months ended June 30, 2002 from $793,265 during the three months ended June 30, 2001. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel working on the development of our trading systems, and a decrease in legal expenses. Consulting and temporary personnel decreased to $96,833 for the three months ended June 30, 2002 from $536,333 during the three months ended June 30, 2001. In addition, legal expenses decreased approximately $123,000 for the period, although we recognized $296,234 in legal costs as a reduction to additional paid-in capital related to the closing of the Innovations transaction during the current year period.

        Brokerage, clearing and exchange fees decreased to $185,477 for the three months ended June 30, 2002 from $533,503 for the three months ended June 30, 2001. This decrease is a result of fewer trades executed through Croix and ATG Trading, as well as a decrease in certain execution costs per share. Shares traded decreased as a result of our scale-back in operations to focus on the close of the Innovations transaction and preparations for the re-launch of our business.

        Depreciation for the three-month period ended June 30, 2002 decreased 24.6% to $188,468 from $249,905 for the three-month period ended June 30, 2001. Capital expenditures decreased to $3,008 for the three months ended June 30, 2002 compared to $114,921 in the same period last year.

        We recorded a loss on proprietary trading activities of $0 and $271,517 during the three months ended June 30, 2002 and 2001, respectively. The trading account was previously used by ATG Trading to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. ATG Trading was inactive during the three-month period ended June 30, 2002, however we began trading in July 2002 to test our proprietary VWAP algorithm, and we anticipate trading on a larger scale during September 2002.

        Selling, general and administrative expenses totaled $515,407 and $827,315 for the three months ended June 30, 2002 and 2001, respectively. The 37.7% decrease is primarily a result of a decrease in occupancy expenses, communication expenses, marketing and advertising expenses, and travel and entertainment expenses. Occupancy expenses decreased $61,913 or 25% due to the renegotiation of our lease at 1900 Market Street in Philadelphia. Our communications expenses decreased approximately 26% due to the cancellation or renegotiation of various contracts. Marketing and advertising expense decreased by $44,817 or 70%, due primarily to cost savings initiatives during April and May of 2002. Travel and entertainment expenses were decreased by approximately $45,000 due to less traveling and a focus on decreasing such costs during the period.

        Interest income decreased to $20,301 for the three months ended June 30, 2002 from $63,987 for the three months ended June 30, 2001, as a result of the lower average cash and cash equivalents balances.

        Interest expense of $428,723 for the three months ended June 30, 2002 was comprised primarily of $110,565 related to the secured convertible note that we executed with Innovations on May 7, 2002, $136,928 related to the secured convertible notes with RGC and $177,419 on the short-term note with HK Weaver (see "Notes to Unaudited Consolidated Financial Statements").

        Equity in loss of affiliates amounted to $231,905 and $11,095 for the three month period ended June 30, 2001 and 2002, respectively. These amounts represent in the write off of our investment in KAA ($189,653) and the write-down of our investment in Gomez ($42,252).

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, we had total assets of $9,280,705 compared to $2,786,631 at March 31, 2002. Current assets at June 30, 2002 totaled $7,685,312 and current liabilities from continuing operations were $833,853. Stockholders' equity (deficiency) increased to $4,564,636 at June 30, 2002 from ($4,284,276) at March 31, 2002 due primarily to the equity investment made by Innovations on May 7, 2002.

        At June 30, 2002, our principal sources of liquidity consisted of cash and cash equivalents of $7,317,231, compared to cash and cash equivalents of $635,087 at March 31, 2002. The increase in cash and cash equivalents is primarily a result of the investment by Innovations on May 7, 2002.

Investment by OptiMark Innovations, Inc.

        On May 7, 2002, Ashton and OptiMark Innovations Inc. closed the transactions contemplated by the securities purchase agreement by and between Ashton and Innovations dated as of February 4, 2002 (as amended on March 6, 2002 and May 3, 2002). Pursuant to the purchase agreement, we issued 608,707,567 shares of Ashton common stock to Innovations. In consideration for the shares, Innovations paid us $7,272,727 in cash and transferred intellectual property and other non-cash assets to us. In addition, Innovations loaned us $2,727,273 in cash. The loan is evidenced by a senior secured convertible note executed by Ashton in favor of Innovations. The note accrues interest at a rate of 7.5% per annum and matures in May 2007. The note is currently convertible into 52,870,757 shares of Ashton common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations has received a first-priority blanket lien on Ashton's assets.

        We believe that without generating any revenues from our operations, the $10,000,000 gross proceeds we received upon closing of the transactions contemplated by the purchase agreement with Innovations should be sufficient to fund our operations through March 31, 2003. There can be no assurance, however, that we will not need additional financing during that time. Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing entered into by Ashton would be subject to approval by Innovations pursuant to the rights agreement.

Equity Line of Credit

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

        There are a number of conditions that we must satisfy before Jameson is obligated to buy our shares under the equity line, including that a registration statement covering the resale of the shares purchased by Jameson is declared effective by the SEC and remains effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock issued under the equity line. That registration statement was declared effective on August 20, 2001. We have already issued the maximum number of shares covered by that registration statement. Therefore, we are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC. There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line. Under the agreement, we must draw a minimum of $2.5 million over the term of the agreement, and are limited to drawing a maximum of $15 million. In order for us to fulfill our obligation to sell a minimum of $2.5 million to Jameson, we would be required to draw an additional $700,000. Based on the July 31, 2002 closing price of our common stock of $0.09 per share, we would be required to issue an additional 8,641,975 shares of common stock to satisfy this obligation. We have informed Jameson that our preference is to terminate this agreement without drawing down additional funds. We have not concluded discussions with Jameson and there is no certainty that we will be successful in terminating this agreement on terms acceptable to both parties.

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


RISKS RELATED TO OUR FINANCIAL CONDITION

IF DEMAND FOR OUR PRODUCTS AND SERVICES FAILS TO GROW, WE MAY NEVER ACHIEVE PROFITABILITY

        We have never realized an operating profit and have reported significant losses. As of June 30, 2002, we have accumulated losses of approximately $87.5 million.

        We were founded in 1994 as a development stage company. We derived all of our revenues in the three-month period ended June 30, 2002 on a per transaction basis for VWAP securities trades executed through our subsidiary Croix. Approximately 90% of the revenues during the three-month period ended June 30, 2002 were from transactions with a single customer. We can give no assurance that we will successfully develop additional products or obtain additional customers, or that the marketplace will accept any new products we are able to develop. Our future success will depend on continued growth in demand for VWAP trading and other electronic trade execution services, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

WE MAY NEED ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND STRATEGIC
INITIATIVES

        We believe that without generating any revenues from our operations, the $10,000,000 gross proceeds we received upon closing of the transactions contemplated by the purchase agreement with Innovations should be sufficient to fund our operations through March 31, 2003. There can be no assurance, however, that we will not need additional financing during that time. Additional financing may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing entered into by Ashton would be subject to approval by Innovations pursuant to the Rights Agreement.

OUR BUSINESS IS HIGHLY VOLATILE AND OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

        We have experienced an increase in volatility of trading volume executed through our systems from session to session during the past year. These fluctuations have a direct impact on our operating results and cause significant fluctuations in our day-to-day profitability. We cannot be certain that the volatility in our daily trading volume will not continue. Moreover, the continued volatility in the securities markets could result in significant proprietary trading losses. These losses could have a material adverse effect on our business, financial condition and operating results. If demand for our current services declines and/or never materializes for our future products and services, and we are unable to adjust our cost structure on a timely basis, it could have a material adverse effect on our business, financial condition and operating results.

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

RISKS RELATED TO YOUR INVESTMENT IN OUR COMMON STOCK

YOU WILL SUFFER DILUTION IN THE FUTURE UPON ISSUANCE OF OUR COMMON STOCK

        In connection with our closing under the purchase agreement, we issued to Innovations a senior secured convertible note in the principal amount of $2,727,273. The principal amount of the senior secured note is currently convertible into 52,870,757 shares of Ashton common stock.

        We also have recently granted HK Weaver Group Limited an option to purchase up to 2 million shares of our common stock, and RGC warrants to purchase 9 million shares of our common stock. The future public sale of our common stock by Innovations and other stockholders that may control large blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

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

YOUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY OUR DE-LISTING FROM THE NASDAQ NATIONAL MARKET

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

             . On April 26, 2002, we received a draft complaint from counsel for two shareholders of UTTC, one of our subsidiaries, that named as defendants Ashton, UTTC, Innovations and specified present and former directors of UTTC. The draft complaint purports to assert claims arising, among other things, from purported pledges by Ashton of UTTC's intellectual property and the creation of joint ventures that are claimed to have used UTTC's intellectual property, allegedly without compensation to UTTC or its shareholders. Among other claims, the draft complaint also purports to state claims for breach of fiduciary duty arising out of offers, which were not accepted, to acquire the shares of UTTC from these shareholders at a price that was allegedly too low. To our knowledge, the draft complaint has not yet been filed.
             . Our publicly traded Warrants expired on May 2, 2002. Under the Warrant Agreement dated as of May 7, 1996 between Ashton and North American Transfer Co., as Warrant Agent, Ashton was required to notify the Warrant Agent and the registered holders of the Warrants of specified adjustments to the exercise price of the Warrants and shares deliverable upon exercise of the Warrants. We failed to provide the Warrant Agent or the registered holders of the Warrants with required notices of adjustments to the exercise price that resulted from multiple issuances or deemed issuances of shares of common stock below the then current market price (as defined in the Warrant Agreement). To date, no claims related to the Warrant Agreement have been asserted
             . On May 20, 2002, Finova filed a motion to add Ashton as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey--Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by Ashton from Innovations pursuant to the Purchase Agreement. We cannot predict whether Finova will be successful in its motion to add Ashton as a defendant, nor can we predict the outcome of the litigation at this time. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify Ashton from any claims relating to the alleged fraudulent conveyance. If Ashton becomes a defendant in this litigation, is found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

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

RISKS RELATED TO OUR MANAGEMENT

WE ARE UNDERGOING SIGNIFICANT BOARD AND MANAGEMENT CHANGES

        Our future success depends upon the experience, skills and working relationship of our new board and management team. We have experienced a complete change in the members of our board of directors, except for Fred Weingard who continues as a director and executive officer of Ashton. We have a new non-executive Chairman of our board, a new acting Chief Executive Officer, a new President and Chief Operating Officer, and a new Chief Financial Officer. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, including the hiring of a permanent Chief Executive Officer, which may require, among other things, execution of acceptable employment agreements with these individuals.

SALES OR GRANTS OF STOCK TO OUR EMPLOYEES AND KEY INDIVIDUALS WILL REDUCE YOUR OWNERSHIP PERCENTAGE

        We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership in Ashton of the then-existing stockholders. We have reserved 190,221,115 shares of common stock for issuance pursuant to our 2002 Option Plan, 6,450,000 shares of common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of common stock for issuance pursuant to our 1999 Stock Option Plan and 3,000,000 shares of common stock for issuance pursuant to our 2000 Incentive Plan.

OUR PRINCIPAL STOCKHOLDER EXERCISES CONTROL OVER ALL MATTERS SUBMITTED TO A VOTE OF STOCKHOLDERS

        Our principal stockholder, OptiMark Innovations Inc., owns 608,707,567 shares of our common stock and has rights to acquire an additional 52,870,757 upon conversion of a note. Innovations' holdings represent approximately 88% of our outstanding capital stock, and approximately 89% of our outstanding common stock assuming conversion of the convertible note. As a result of Innovations' ownership interest in Ashton, Innovations is able to elect all of our directors and otherwise control our operations. Furthermore, the disproportionate percentage of the vote controlled by Innovations could also serve to impede or prevent a change of control. As a result, potential acquirers may be discouraged from seeking to acquire control through the purchase of our common stock, which could have a depressive effect on the price of our securities and will make it less likely that stockholders receive a premium for their shares as a result of any such attempt.

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

OUR COMPLIANCE AND RISK MANAGEMENT METHODS MIGHT NOT BE FULLY EFFECTIVE IN REDUCING OUR EXPOSURE TO LOSSES

        There can be no assurance that our risk management and compliance procedures will be adequate or effective to detect and deter compliance systems failures. Nor can we assure you that we will be able to manage our systems, technology and regulatory compliance growth successfully. Our inability to do so could have a material adverse effect on our business and our financial condition. The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. We plan to continue to revise formal compliance procedures for the proprietary trading system we will operate through our subsidiary ATG Trading.

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

CONDITIONS BEYOND OUR CONTROL COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

        Our business and operating results are very dependent upon equity trading volumes. Many conditions beyond our control can adversely effect such trading volumes, including national and international economic, political and market conditions, investor sentiment, the availability of funding and capital, the level and volatility of interest rates, legislative and regulatory changes, inflation, and similar broad trends. With reduced trading volumes, we may expect to receive fewer transactions with concomitantly reduced transaction fees and commissions from our broker-dealer operations.

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

        Croix's guaranteed liquidity at a guaranteed price competes with offerings from traditional broker-dealers, proprietary trading firms like Susquehanna, Timberhill/ Interactive Brokers, and alternative trading systems from companies including Investment Technology Group, Instinet and Bloomberg.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Ashton uses various management tools to monitor its exposure to market risks. Our exposure to market risk has not changed materially from our exposure described in Ashton's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2002. For a further discussion of Ashton's market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of Ashton's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2002.

PART II   -  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 7, 2002, Ashton issued 608,707,567 shares of Ashton common stock to OptiMark Innovations. In consideration for the shares, Innovations paid us $7,272,727 in cash and transferred intellectual property and other non-cash assets to Ashton in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from this transaction will be used to fund our operations. For more information on this transaction, please see note (2) RECENT DEVELOPMENTS and the discussion under the heading "Liquidity and Capital Resources."

        On May 7, 2002, HK Weaver converted its $500,000 note into 10 million shares of Ashton common stock in an exchange pursuant to Section 3(a)(9) of the Securities Act of 1933. The proceeds from the note have been used to fund our operations. For additional information on this transaction please see note (2) RECENT DEVELOPMENTS.

        On May 11, 2002, Ashton issued 4,000,000 shares of common stock to Fredric W. Rittereiser in connection with a separation agreement dated April 15, 2002. Additionally, Ashton issued 10,000 shares of Ashton common stock to Mr. Rittereiser in exchange for his 250,001 shares of UTTC common stock. These issuances were made pursuant to Section 4(2) of the Securities Act of 1933. Ashton received no proceeds for the issuance of these shares.

        On June 27, 2002, Ashton issued 275,000 shares of common stock to Arthur
J. Bacci in connection with his consulting services provided to Ashton. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933. Ashton received no proceeds for the issuance of these shares

        On May 7, 2002, Ashton issued 400,000 shares of common stock to Matthew Saltzman in connection with the April 30, 2002 final settlement of his arbitration award. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933. Ashton received no proceeds for the issuance of these shares.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At a special meeting of stockholders held on April 18, 2002, our stockholders approved proposals to (i) amend the Ashton certificate of incorporation to increase our authorized common stock from 100 million shares to one billion shares and (ii) amend the Ashton certificate of incorporation to clarify the circumstances under which certain business opportunities that may be brought to the attention of Innovations, OptiMark Holdings, Inc. ("Holdings") or an officer or director of Ashton, who simultaneously serves as an officer or director of Innovations or Holdings, shall be deemed to be opportunities of Ashton, Innovations and Holdings. The number of votes cast for, against or withheld, as well as the number of abstentions was as follows:


     (i)      Increase in authorized common stock:

              For             Against            Abstain
              ---             -------            -------
              41,368,772      1,191,303          185,084


     (ii) Define our interest and expectancy in specified business opportunities:

              For             Against            Abstain
              ---             -------            -------

              39,983,247      2,333,799          244,133



ITEM 5.      OTHER INFORMATION

None.
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (A)       Exhibits

                None.

      (B)       Reports on Form 8-K

Current Report on Form 8-K filed on May 22, 2002, as amended by Current Report on Form 8-K filed on May 23, 2002, reporting the change in control of Ashton and the acquisition of certain assets as a result of the closing of the transaction with Innovations on May 7, 2002. In addition, Ashton reported the exchange note with RGC and the settlement of the final arbitration award with Mr. Saltzman.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Ashton Technology Group, Inc.
                                        ---------------------------------
                                                   (Registrant)


Date: August 14, 2002                   By:   /s/ James S. Pak
      ---------------------             ---------------------------------
                                            James S. Pak
                                            Chief Financial Officer