Form 10-Q
period 2002-09-30
VIE FINANCIAL GROUP INC
filed 2002-11-15
CIK 1003740

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

                     For the period ended September 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                                   ----------

                        Commission File Number: 001-11747

                            VIE FINANCIAL GROUP, INC.
                  (formerly The Ashton Technology Group, Inc.)

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
                (Title of Class)                        (No. of shares as
                                                      of November 14, 2002)

                            VIE FINANCIAL GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                    PAGE
Item 1.  Financial Statements

           Consolidated Balance Sheets -
           September 30, 2002 (Unaudited) and March 31, 2002 ....................    4

           Consolidated Statements of Operations (Unaudited)-
           For the Three and Six Months Ended September 30, 2002 and 2001 .......    5

           Consolidated Statements of Cash Flows (Unaudited)-
           For the Six Months Ended September 30, 2002 and 2001 .................    6

           Notes to Consolidated Financial Statements ...........................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................   16

         Additional Factors that may Affect Future Results ......................   21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............   29

Item 4.  Controls and Procedures ................................................   29


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................   29

Item 2.  Changes in Securities and Use of Proceeds ..............................   30

Item 3.  Defaults Upon Senior Securities ........................................   30

Item 4.  Submission of Matters to a Vote of Security Holders ....................   30

Item 5.  Other Information ......................................................   30

Item 6.  Exhibits and Reports on Form 8-K .......................................   31

Signatures ......................................................................   32

Certifications ..................................................................   33

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

..    our ability to become profitable;

..    our ability to develop markets for our products;

..    our dependence on proprietary technology;

..    fluctuations in securities trading volumes, prices and market liquidity;

..    our ability to develop intended future products;

..    our dependence on arrangements with self-regulatory organizations;

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

ITEM 1.                       FINANCIAL STATEMENTS
                   VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,    March 31,
                                                                               2002            2002
                                                                            (Unaudited)      (Audited)
                                                                           ------------    ------------
Assets

Cash and cash equivalents ..............................................   $  4,387,051    $    635,087
Accounts receivable ....................................................             --           4,798
Prepaid expenses and other current assets ..............................        390,524         144,025
                                                                           ------------    ------------
         Total current assets ..........................................      4,777,575         783,910

Property and equipment, net of accumulated depreciation ................      1,157,717       1,515,430
Exchange memberships ...................................................        159,752         159,752
Investments in and advances to affiliates ..............................             --         224,757
Other assets ...........................................................        127,098         102,782
                                                                           ------------    ------------
     Total assets ......................................................   $  6,222,142    $  2,786,631
                                                                           ============    ============

 Liabilities and Stockholders' Equity (Deficiency)

Accounts payable and accrued expenses ..................................   $  1,286,723    $  1,935,926
Net liabilities of discontinued operations .............................         60,675          59,956
Short-term note, net of discount .......................................             --         322,581
                                                                           ------------    ------------
     Total current liabilities .........................................      1,347,398       2,318,463

Secured note ...........................................................      3,823,675              --
Secured convertible note ...............................................        298,065       4,711,400
Other liabilities ......................................................         83,590          41,044
                                                                           ------------    ------------
         Total liabilities .............................................      5,552,728       7,070,907

Commitments and contingencies

Preferred Stock - shares authorized: 3,000,000
  590,000 shares designated as Series B - (liquidation preference equals
     $240,000); shares issued and outstanding; 24,000 ..................        240,000         240,000

Common stock - par value: $.01; shares authorized: 1,000,000,000; shares
issued and outstanding; 691,674,817 and 68,282,250 .....................      6,916,749         682,823

Additional paid-in capital .............................................     85,014,813      79,217,625

Accumulated deficit ....................................................    (91,492,253)    (84,414,829)

Accumulated other comprehensive loss ...................................         (9,895)         (9,895)
                                                                           ------------    ------------
     Total stockholders' equity (deficiency) ...........................        669,414      (4,284,276)
                                                                           ------------    ------------
     Total liabilities and stockholders' equity (deficiency) ...........   $  6,222,142    $  2,786,631
                                                                           ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                        Three Months Ended
                                                                  ------------------------------              Six Months Ended
                                                                           September 30,                        September 30,
                                                                  ------------------------------     -------------------------------
                                                                        2002             2001            2002              2001
                                                                  --------------    -------------    -------------    --------------

Revenues .......................................................   $     583,961    $   1,206,726    $     837,942    $   1,412,464
                                                                   -------------    -------------    -------------    -------------
Expenses:
   Salaries and employee benefits ..............................       1,487,828        1,366,971        2,715,430        2,924,633
   Professional fees ...........................................         513,036          404,638          705,848        1,197,903
   Brokerage, clearing and exchange fees .......................         562,538        1,218,287          748,015        1,751,790
   Depreciation and amortization ...............................         239,362          232,266          427,830          482,171
   Non-cash compensation charges ...............................              --               --          720,000               --
   Loss on trading activities ..................................         151,345          103,215          151,345          374,732
   Selling, general and administrative .........................         943,794          853,512        1,459,201        1,680,827
                                                                   -------------    -------------    -------------    -------------
         Total costs and expenses ..............................       3,897,903        4,178,889        6,927,669        8,412,056
                                                                   -------------    -------------    -------------    -------------

   Loss from operations ........................................      (3,313,942)      (2,972,163)      (6,089,727)      (6,999,592)
                                                                   -------------    -------------    -------------    -------------

   Interest income .............................................          16,036           26,461           36,337           90,448
   Interest expense ............................................        (351,969)         (87,963)        (780,692)         (87,963)
   Other income (expense) ......................................              --         (506,250)           1,087         (506,250)
   Equity in loss of affiliates ................................            (974)              --         (232,879)         (11,095)
                                                                   -------------    -------------    -------------    -------------

Net loss from continuing operations ............................   $  (3,650,849)   $  (3,539,915)   $  (7,065,874)   $  (7,514,452)
                                                                   =============    =============    =============    =============
Loss from discontinued operations of eMC .......................          (1,027)          (1,077)            (719)          (1,966)
Gain on disposal of eMC ........................................              --          601,267               --          601,267
                                                                   -------------    -------------    -------------    -------------

Total discontinued operations of eMC ...........................          (1,027)         600,190             (719)         599,301
                                                                   -------------    -------------    -------------    -------------
Net loss .......................................................   $  (3,651,876)   $  (2,939,725)   $  (7,066,593)   $  (6,915,151)
                                                                   =============    =============    =============    =============

Dividends attributed to preferred stock ........................              --         (664,600)              --       (1,329,200)
Dividends in arrears on preferred stock ........................          (5,443)         (16,231)         (10,828)        (128,859)
                                                                   -------------    -------------    -------------    -------------
Net loss applicable to common stock ............................   $  (3,657,319)   $  (3,620,556)   $  (7,077,421)   $  (8,373,210)
                                                                   =============    =============    =============    =============

Basic and diluted net loss per common share from
continuing operations ..........................................   $       (0.01)   $       (0.13)   $       (0.01)   $       (0.27)

Basic and diluted net income per common share
from discontinued operations ...................................   $        0.00    $        0.02    $        0.00    $        0.02
                                                                   -------------    -------------    -------------    -------------

Basic and diluted net loss per common share ....................   $       (0.01)   $       (0.11)   $       (0.01)   $       (0.25)
                                                                   =============    =============    =============    =============

Weighted average number of common shares                           =============    =============    =============
outstanding, basic and diluted .................................     691,674,817       33,894,389      559,994,858       33,556,801
                                                                   =============    =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                       VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Six Months Ended September 30,
                                                                              ------------------------------------
                                                                                   2002                2001
                                                                              ----------------    ----------------
Cash Flows from Operating Activities - Continuing Operations
Net loss from continuing operations .......................................   $(7,065,874)           $(7,514,452)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................       427,830                482,171
    Common stock issued in connection with consulting agreement ...........        41,250                     --
    Common stock issued in connection with separation agreement ...........       720,000                     --
    Loss on sale of investments ...........................................            --                500,000
    Non-cash interest expense .............................................       783,634                 87,963
    Equity in loss of affiliates ..........................................       232,879                 11,095
Changes in operating assets and liabilities:
   Accounts receivable ....................................................         4,798               (164,505)
   Advances to affiliates .................................................        (8,124)              (116,669)
   Prepaid expenses and other current assets ..............................      (246,499)               367,916
   Other assets ...........................................................       (24,316)                46,774
   Accounts payable and accrued expenses ..................................      (551,906)              (257,460)
   Other liabilities ......................................................        42,546                 12,289
                                                                              -----------            -----------
         Net cash used in continuing operations ...........................    (5,643,782)            (6,544,878)

Cash Flows from Investing Activities - Continuing Operations
   Purchase of property and equipment .....................................       (70,117)              (155,251)
   Proceeds from maturity of securities available-for-sale ................            --              1,500,000
   Proceeds from issuance of note receivable ..............................      (200,000)                    --
   Cash received from notes receivable ....................................       200,000                 64,496
                                                                              -----------            -----------
         Net cash (used in) provided by investing activities ..............       (70,117)             1,409,245
                                                                              -----------            -----------
Cash Flows from Financing Activities - Continuing Operations

   Proceeds from issuance of short term note ..............................       550,000                     --
   Issuance costs on common stock .........................................      (534,137)               (89,347)
   Repayment of short term notes ..........................................      (550,000)                    --
   Proceeds from issuance of secured convertible note .....................     2,727,273                     --
   Proceeds from issuance of common stock .................................     7,272,727              1,200,000
                                                                              -----------            -----------
         Net cash provided by financing activities ........................     9,465,863              1,110,653
                                                                              -----------            -----------
Foreign currency translation adjustment ...................................            --                 (4,317)
                                                                              -----------            -----------
Discontinued Operations

    Net cash used in operating activities .................................            --                (87,322)
    Net cash provided by investing activities .............................            --                  7,224
                                                                              -----------            -----------
         Net cash used in discontinued operations .........................            --                (80,098)
                                                                              -----------            -----------
Net Increase / (decrease) in cash and cash equivalents ....................     3,751,964             (4,109,395)
Cash and cash equivalents, beginning of period ............................       635,087              6,028,883
                                                                              -----------            -----------
Cash and cash equivalents, end of period ..................................   $ 4,387,051            $ 1,919,488
                                                                              ===========            ===========

Supplemental disclosure of non-cash activities:

   Common stock issued in final arbitration settlement ....................   $   116,000            $        --
                                                                              ===========            ===========
   Common stock issued in connection with consulting agreement ............   $    41,250            $        --
                                                                              ===========            ===========
   Warrants issued in connection with exchange agreement ..................   $ 1,188,000            $        --
                                                                              ===========            ===========
   Beneficial conversion feature of secured convertible note ..............   $ 2,727,273            $        --
                                                                              ===========            ===========
   Common stock issued in connection with separation agreement ............   $   720,000            $        --
                                                                              ===========            ===========
   Conversion of short-term note into common stock ........................   $   500,000            $        --
                                                                              ===========            ===========
   Non-cash and accrued dividends on preferred stock ......................   $    10,828            $ 1,458,059
                                                                              ===========            ===========
   Exchange of series F preferred stock for secured convertible note ......   $        --            $ 5,111,526
                                                                              ===========            ===========
   Exchange of UTTC series TK preferred stock for JAGfn investment ........   $        --            $ 1,500,000
                                                                              ===========            ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     On October 9, 2002, we changed our name to Vie Financial Group, Inc. from The Ashton Technology Group, Inc. We also changed the name of our subsidiaries, Croix Securities, Inc. and ATG Trading, LLC to Vie Institutional Services, Inc. and Vie Securities, LLC, respectively.

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

     These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. The results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

     During the six months ended September 30, 2002, we conducted our business through the following subsidiaries:

     .    Vie Securities, LLC (formerly ATG Trading, LLC)
     .    Universal Trading Technologies Corporation (UTTC), and its
          subsidiaries:
          .    Vie Institutional Services, Inc. (formerly Croix Securities,
               Inc.)
          .    REB Securities, Inc. (REB)

     The accounts of each of our majority-owned subsidiaries, Vie Securities, UTTC, and Ashton Technology Canada, Inc. are consolidated with those of Vie Financial Group in our consolidated financial statements. We generally account for investments in businesses of which we own between 20% and 50% of the outstanding equity using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in "equity in loss of affiliates" in our consolidated statements of operations. During the six months ended September 30, 2002 and 2001, we used the equity method to account for our investments in Gomez, Inc. and Kingsway-ATG Asia, Ltd.
(KAA).

     The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation or investment. All significant intercompany accounts and transactions by and among Vie Financial Group and its subsidiaries are eliminated in consolidation. During the six months ended September 30, 2002 and 2001, two customers accounted for approximately 87% and 75%, respectively, of our revenues.

     We are a subsidiary of OptiMark Innovations, Inc. (Innovations), a Delaware corporation, and an indirect subsidiary of OptiMark Holdings, Inc., a Delaware corporation. On May 7, 2002, Innovations acquired approximately 88% of our outstanding shares of common stock, and we issued a senior secured convertible note to Innovations for $2,727,273. Assuming conversion of the note, Innovations would own approximately 89% of our common stock.

Discontinued Operations

         We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. In April 2000, our board of directors agreed to fund eMC's initial development efforts. In March 2001, eMC's board of directors voted, after being unable to find other funding sources or consummate a sale of eMC to a third party, to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC's results are reflected as discontinued operations in our consolidated financial statements for all periods presented.

Gomez, Inc.

         Gomez, Inc. was one of our majority-owned subsidiaries through December 1999, when our ownership of Gomez fell below 50% as a result of our not participating in subsequent rounds of their financing. In July 2001, Gomez raised approximately $1 million of capital from certain existing investors through their issuance of senior secured notes. We participated in that financing in the amount of $38,633. The balance of the note and accrued interest thereon of $41,289 was included in "Investments in and advances to affiliates" on our March 31, 2002 consolidated balance sheet. Pursuant to EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, during the six months ended September 30, 2002 we recognized our share of Gomez's losses to the extent of our advances in the amount of $43,216.

2.  RECENT DEVELOPMENTS

Investment by OptiMark Innovations Inc.

         On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC International Investors, LDC (RGC), Innovations and Vie Financial Group.

         Since the Innovations note was convertible into shares of our common stock at a rate of $0.05158 per share, and the market price of our common stock was $0.17 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $216,667 as interest expense through September 30, 2002. Also during the six months ended September 30, 2002, we accrued the contractual interest at a rate of 7.5%, or $81,398, on the Innovations note. The note is reflected on the September 30, 2002 consolidated balance sheet net of the remaining unamortized discount of $2,510,606, plus the accrued interest of $81,398.

         The intellectual property and non-cash assets transferred to us by Innovations as partial consideration for the purchase of our common stock consisted of:

          . U.S. provisional patent application (No. 60/323,940 entitled "Volume Weighted Average Price System and Method" filed on September 1, 2001) that relates to Volume Weighted Average Price, or "VWAP" trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades.

          .    Trade secrets and know how relating to VWAP trading.

          . An assignment of a license for technology for use in a system for VWAP trading.

          . An assignment of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology above and Innovations.

          . Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

     The provisional patent application will not provide us with any exclusive rights unless and until a patent is issued. There can be no assurance that the provisional patent application will result in a patent being issued.

     We have not obtained an independent third party valuation of the intellectual property and other non-cash assets received from Innovations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the recorded amount of the intellectual property and non-cash assets should be based upon either the quoted market price of the shares sold to Innovations on the date of closing, or the fair value of the assets acquired, whichever is more clearly evident and thus, more reliably measurable. Although the fair value of securities traded in the market is generally more clearly evident than the fair value of assets acquired, we have concluded that the quoted market price of the stock was not reflective of the fair value of the transaction as a result of the following factors: (i) our stock is thinly-traded on the OTC Bulletin Board; (ii) the market price of our stock has historically experienced significant fluctuations; and (iii) Innovations' ownership percentage after the closing of the transaction is substantially greater than the public float, and therefore, Innovations' shares were valued at a discount to the market price of the public float. Alternatively, we considered a more appropriate measure of the value of the transaction to be based on the fair value of the assets acquired, or $7,272,727, the amount of cash received. The consolidated balance sheet reflects no value for the intellectual property and non-cash assets received in the transaction due to our inability to sell, transfer, license, rent or exchange those assets.

     On April 30, 2002, Innovations agreed to lend us $300,000 to be credited against the purchase price of the common stock to be purchased by Innovations. Additionally, on April 30, 2002, we agreed to lend OptiMark, Inc., the parent company of Innovations, $200,000 to be credited at the closing against reimbursable expenses we owed to OptiMark, Inc. pursuant to the securities purchase agreement with Innovations. Each of the notes was satisfied on May 7, 2002 at the closing of the securities purchase agreement with Innovations.

RGC Bridge Loan and Exchange Agreement

     On April 11, 2002, RGC agreed to lend us up to $250,000, repayable upon the closing of the securities purchase agreement with Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all of our assets. We borrowed the entire $250,000 in April 2002, and repaid it on May 7, 2002.

     Also on April 11, 2002, we entered into a securities exchange agreement with RGC pursuant to which RGC exchanged its 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of our common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and have amortized $117,975 as interest expense through September 30, 2002. Also during the six months ended September 30, 2002, we recorded contractual interest of $40,477 on the 9% note prior to the exchange, and $141,824 on the 7.5% note after the exchange. The note is reflected on the September 30, 2002 consolidated balance sheet net of the remaining unamortized discount of $1,070,025, plus the accrued interest of $141,824.

     We may redeem the exchange note at any time, in whole but not in part, for an amount equal to: 30% of the principal amount thereof plus all accrued and unpaid interest in year one; 53.3% of the principal amount thereof plus all accrued and unpaid interest in year two; 76.6% of the principal amount thereof plus all accrued and unpaid interest in year three; or 100% of the principal amount thereof plus all accrued and unpaid interest thereafter.

     The warrant was immediately exercisable as to 2,250,000 shares of common stock, and becomes exercisable in quarterly installments of 2,250,000 shares each, beginning October 11, 2002. In addition, the warrant becomes immediately exercisable in full in the event of a change of control of Vie, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of our common stock in excess of the number of shares of common stock which would result in RGC's beneficially owning more than 4.9% of our outstanding shares of common stock.

Intercreditor, Subordination and Standstill Agreement

     On May 7, 2002, in connection with the closing of the transactions contemplated by the purchase agreement with Innovations and the securities exchange agreement with RGC, Vie, UTTC, RGC and Innovations entered into an intercreditor, subordination and standstill agreement memorializing the agreements of the parties as to the priority of payment and security with respect to the obligations arising under the Innovations note and the RGC exchange note, respectively, and the rights and remedies of Innovations and RGC with respect to such obligations. Pursuant to this agreement, RGC has a blanket, first-priority lien on all of our assets, except for certain intellectual property assets we received as consideration in the Innovations transaction.

Short-Term Note with HK Weaver Group, Ltd.

     On January 30, 2002, HK Weaver Group, Limited, formerly known as Kingsway Electronic Services, Limited, agreed to lend us up to $500,000 under a bridge loan agreement. $250,000 of the loan amount was repayable through our mandatory issuance of 5 million shares of common stock, and the remaining $250,000 was either convertible into an additional 5 million shares of our common stock or repayable in cash, at the option of HK Weaver. The HK Weaver loan was secured by the 47 million shares of common stock of KAA owned by us. HK Weaver is our joint venture partner in KAA, and is a holding company and a subsidiary of Kingsway International Holdings Limited (KIHL).

     We drew a total of $500,000 on the bridge loan during February 2002. Since the note was convertible into shares of our common stock at a rate of $0.05 per share, and the market price of our common stock was $0.25 on the date of the bridge loan agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $500,000 on the note, and amortized $322,581 as interest expense through March 31, 2002. During the six months ended September 30, 2002, we recorded interest expense for the remaining unamortized discount of $177,419. On May 7, 2002, HK Weaver converted the entire $500,000 note into 10 million shares of our common stock.

     Also in connection with the bridge loan, we granted HK Weaver a three-year option to purchase two million shares of our common stock at an exercise price equal to the price per share paid by Innovations upon closing of the securities purchase agreement with Innovations, or $0.0448. The options vest in quarterly installments of 500,000 each, beginning on August 7, 2002.

Separation Agreement with Frederic W. Rittereiser

     On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Frederic W. Rittereiser, that became effective on May 7, 2002. As consideration for Mr. Rittereiser's resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock to be registered with the first registration statement we file within 60 days of the effective date. According to the terms of the separation agreement, Mr. Rittereiser would also receive (i) a $50,000 payment within one year of the effective date and
(ii) healthcare insurance paid by us for one year following the effective date. During the six months ended September 30, 2002, we recorded a non-cash compensation charge of $720,000 related for the value of the shares issued. On July 3, 2002, we paid the final $50,000 payment to Mr. Rittereiser.

Purchase of KAA Shares by Weaver Capital Limited.

     On January 30, 2002, we entered into an "Agreement For Sale And Purchase Of Shares in Respect of the Shares in Kingsway ATG Asia Limited" with HK Weaver. Pursuant to the agreement, we sold all of our KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note, effective as of May 7, 2002. On October 3, 2002, we entered into a "Deed of Novation" allowing HK Weaver to assign its rights under the agreements to Weaver Capital Limited, a wholly owned subsidiary of Weaver International Limited. The note is convertible into Weaver Capital or Weaver International common stock upon an IPO of either entity and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, we will receive Weaver Capital or Weaver International shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should neither Weaver Capital nor Weaver International shares not be listed on GEM by April 30, 2003, our sole recourse is to redeem the note and receive the return of our KAA shares. Because of the uncertainty as to whether an IPO of Weaver Capital or Weaver International will eventually occur, we have determined the fair value of our investment in KAA is $0, and we recorded a loss during the six months ended September 30, 2002 of $189,653.

2002 Option Plan

     On June 13, 2002, our board of directors approved the 2002 Option Plan, which is designed to enable us to offer employees, directors and consultants options to purchase our common stock in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. We have reserved 190,221,115 shares of common stock for issuance pursuant to the plan. Our compensation committee that has been designated by the board administers the plan.

     During the three months ended September 30, 2002, the administrator awarded employees as a group 106,670,507 incentive stock options at an exercise price per share of eight cents ($0.08), and non-employee directors as a group 22,675,428 nonstatutory stock options at an exercise price per share of eight ($0.08) cents. The grants were all made with a standardized four (4)-year vesting schedule where 1/6/th/ of each individual's grant shall vest six months from the vesting commencement date, 1/6/th/ shall vest one year from the vesting commencement date, and 2/9ths shall vest on each of the second, third, and fourth anniversary dates from the vesting commencement date, subject in each case to the individual optionee's continuing to be affiliated with our company on such dates. On September 11, 2002 we also issued 4,755,528 stock options to Robert J. Warshaw, our interim Chief Executive Officer. Mr. Warshaw's options became fully vested upon the hiring of our current Chief Executive Officer on October 9, 2002. Our stockholders approved the 2002 Option Plan at the annual meeting of stockholders held on September 13, 2002.

Meetings of Stockholders

     At a special meeting of stockholders held on April 18, 2002, our stockholders approved proposals to (i) amend our certificate of incorporation to increase our authorized common stock from 100 million shares to one billion shares and (ii) amend our certificate of incorporation to clarify the circumstances under which certain business opportunities that may be brought to the attention of Innovations, OptiMark Holdings, Inc. (Holdings) or an officer or director of Vie Financial Group, who simultaneously serves as an officer or director of Innovations or Holdings, shall be deemed to be opportunities of Vie Financial Group, Innovations and Holdings.

     At the annual meeting of stockholders held on September 13, 2002, our stockholders approved proposals to (i) elect nine directors to serve until the next annual meeting and until their successors have been duly elected and qualified; (ii) approve the 2002 Option Plan; and (iii) amend our certificate of incorporation to authorize a reverse stock split by October 31, 2002. The board will not effect the reverse stock split at this time as a result of current market conditions and the expected negative impact on our stock price. The board may reconsider whether to implement a reverse stock split in the future, and would again seek stockholder approval to do so at that time.

Consulting Agreement with Arthur J. Bacci

     On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the six months ended September 30, 2002 related to the issuance of these shares.

Settlement of Final Arbitration Award

     On April 30, 2002, we entered into a final settlement agreement with Matthew Saltzman, the former President of eMC, in connection with the arbitration award in the amount of $510,750 granted to Mr. Saltzman by the American Arbitration Association on January 14, 2002. Pursuant to the settlement, we agreed to pay an aggregate of $200,000 cash, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We made an additional payment of $100,000 and issued 400,000 shares of our common stock on May 7, 2002. Pursuant to the final settlement agreement we will pay a final payment of $50,000 together with interest accrued at a rate of 9% per annum on or before May 7, 2003. For such consideration, Mr. Saltzman executed a release and waiver of all claims against us, including without limitation, claims in connection with the arbitration. We accrued $53,000 and $266,000 related to the unpaid portion of the settlement as of September 30, 2002 and March 31, 2002, respectively.

3. RELATED PARTY TRANSACTIONS

Relationship with Innovations

     On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement withInnovations dated as of February 4, 2002, as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of our common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Vie Financial Group.

     As of September 30, 2002, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock.

     Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also the Chief Executive Officer of OptiMark, Inc. (OptiMark), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. (Holdings), and is paid a base salary and a guaranteed bonus by OptiMark. We reimbursed OptiMark for the portion of Mr. Warshaw's base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through September 30, 2002, we have reimbursed OptiMark $125,156 related to Mr. Warshaw's compensation. We entered into an employment agreement with Mr. Warshaw effective September 15, 2002, whereby we also granted him 4,755,528 stock options at an exercise price of $0.08. The options became fully vested upon the employment of Dean Stamos, our current Chief Executive Officer, on October 9, 2002.

Investors' Rights Agreement

     On May 7, 2002, we also entered into an Investors' Rights Agreement (the Rights Agreement) with Innovations. Pursuant to the Rights Agreement, Innovations acquired certain rights, including but not limited to: (i) preemptive rights to subscribe to future sales of our common stock, (ii) registration rights and (iii) the right to designate a number of directors to our board of directors proportionate to Innovations' ownership of our common stock. In addition, so long as Innovations holds at least 20% of our common stock, we have agreed that we will not take certain actions without Innovations' prior approval, including, among other things, (i) the issuance of additional common stock (with certain exceptions), (ii) the repurchase or redemption of our securities, (iii) a merger, consolidation or sale of substantially all of our assets or (iv) engaging in any business other than the business we currently engage in. So long as Innovations has the right to appoint at least one director, certain actions by our board of directors cannot be taken without the approval of at least one of the directors appointed by Innovations. Such actions include, among other things, making capital expenditures in excess of certain limits, acquisitions or sales of assets with a value in excess of $50,000 within any fiscal year, incurring debt in excess of $100,000 (with certain exceptions) and repurchasing or redeeming our securities.

Non-Competition Agreement

     We executed a non-competition agreement with Innovations and Holdings upon the closing of the transaction. The parties currently do not compete. This agreement precludes Innovations, OptiMark, Holdings or any entity that they control from competing with us on a worldwide basis in designing, implementing or operating volume-weighted average pricing trading systems or related services in U.S. and Canadian securities for themselves or any third party. The agreement expires in May 2007.

Indemnification Agreement

     OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.), a wholly-owned subsidiary of Holdings ("Equities"), is a defendant in a litigation captioned Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey - Hudson County. Finova alleges, among other things, that Equities has effected fraudulent conveyances of certain assets of Holdings (the "Fraudulent Conveyance Claim"). Finova added us as a defendant in the case in May 2002. On May 7, 2002, we entered into an Indemnification Agreement with Equities whereby Equities has indemnified us from and against the entirety of any actions resulting from, arising out of, relating to, in the nature of, or caused by the Fraudulent Conveyance Claim.

OptiMark's Control Over Vie's Business Decisions And Board Of Directors

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

     In addition, while Innovations owns at least 20% of our common stock, Innovations will retain control over certain corporate decisions affecting us. See the description of the Rights Agreement set forth above.

Separation Agreement with Frederic W. Rittereiser

     On April 15, 2002, we entered into a separation agreement with Frederic W. Rittereiser, our former Chief Executive Officer, that became effective as of May 7, 2002. (See Note 2, Recent Developments.)

Adirondack Capital, LLC

     In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors through May 7, 2002, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $60,000 during the six months ended September 30, 2001. We terminated the consulting agreement with Adirondack effective December 1, 2001, and therefore did not pay any consulting fees to Adirondack during the current period. Mr. Gothner received a monthly board retainer through May 7, 2002 when he resigned from the board of directors.

Consulting Agreement with Arthur J. Bacci

     On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director, pursuant to which Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of common stock to Mr. Bacci (see Note 2, Recent Developments).

4.   NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock issuances is not included in diluted earnings per share for the three- and six-month periods ended September 30, 2002 and 2001 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

5.   COMPREHENSIVE LOSS

     Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $3,651,876 and $2,951,054, respectively, for the three months ended September 30, 2002 and 2001, and $7,066,593 and $6,902,817,
respectively for the six months ended September 30, 2002 and 2001, respectively.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 147). SFAS No. 147 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Lwiability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." Statement No. 147 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of at the date of an entity's commitment to an exit plan.

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 does not have a material impact on our financial statements.

7.   SUBSEQUENT EVENTS

Corporate Name Change

     On October 9, 2002, we changed our name to Vie Financial Group, Inc. from The Ashton Technology Group, Inc. We also changed the name of our subsidiaries, Croix Securities, Inc. and ATG Trading, LLC to Vie Institutional Services, Inc. and Vie Securities, LLC, respectively.

Chief Executive Officer

     We hired Dean Stamos as our Chief Executive Officer on October 9, 2002. Mr. Stamos, 36, is co-founder and the former president of NYFIX Millennium. Robert
J. Warshaw, a director and our acting Chief Executive Officer, resigned his position as Chief Executive Officer upon Mr. Stamos' employment. Mr. Warshaw will continue to serve on our board of directors. Further, Fred Weingard has resigned from our board of directors, and Mr. Stamos was appointed to fill the vacancy left by Mr. Weingard. Mr. Weingard will continue to serve as Executive Vice President and Chief Technology Officer.

     We have entered into an employment contract with Mr. Stamos, effective October 9, 2002. The contract has an initial one-year term, and we may extend it for additional one-year terms with 60 days' advance notice before expiration. The agreement provides for a salary of no less than $300,000 per year, performance bonuses of up to $200,000 for the first year (with $100,000 of the bonus guaranteed assuming continued employment), and the potential for additional discretionary bonuses. We will pay the two one-time performance bonuses of $100,000 each if, respectively, (i) we achieve net proceeds from financing of $10 million or more before January 31, 2003 and/or (ii) we achieve earnings before interest and taxes in any two consecutive months before May 1, 2003 (other than where there have been certain unapproved changes to our operating cost structure). If we terminate Mr. Stamos' employment without cause or if a constructive termination occurs, we will be required to pay him amounts ranging from six months' to one year's base salary, depending upon the date of termination, and vesting of his options will partially accelerate. The agreement also contains customary definitions of "cause" and "constructive termination" and contains customary confidentiality and non-competition provisions.

     Also in connection with Mr. Stamos' employment, our board granted him options to acquire 47,555,279 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08 per share. The options are incentive stock options to the extent the tax laws allow and nonqualified stock options for the remainder. The options become exercisable over four years, assuming continued service, with the exercisability partially accelerated if Mr. Stamos' employment is terminated without cause, if he resigns as a result of constructive termination, or upon a change in control of the company. Mr. Stamos has anti-dilution rights on 50% of his options with respect to the first post-employment round of financing (defined as our receiving net proceeds of $1 million or more from a single funding source or $3 million or more from more than one source). These anti-dilution rights will entitle him to receive additional options to purchase shares at an exercise price of $0.08 per share, subject to the same exercise schedule as the initial options, to preserve his relative ownership percentage on a fully-diluted shares outstanding basis in place on the date of grant of his initial options.

Resignation of the Chairman of the Board

     Effective as of the close of business October 31, 2002, Donald E. Nickelson resigned as non-executive Chairman of the Board of Directors and as a director. Mr. Nickelson took this action so that we would not be subject to business association restrictions that might be placed upon us as a result of his also serving as lead trustee of the Mainstay Mutual Funds Group. Effective upon Mr. Nickelson's resignation, Ronald D. Fisher has been designated by the board of directors to serve as its interim Chairman of the Board of Directors.

Decision Not to Effect the Reverse Stock Split

     At the annual meeting of stockholders held on September 13, 2002, our stockholders approved a proposal to amend our certificate of incorporation to authorize a reverse stock split by October 31, 2002. Our board of directors will not effect the reverse stock split as a result of current market conditions and the expected negative impact on our stock. Our board may reconsider whether to implement a reverse stock split in the future, and would again seek stockholder approval to do so at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Vie Financial Group, Inc., formerly The Ashton Technology Group, Inc., was formed as a Delaware corporation in 1994. Vie Financial Group and its subsidiaries provide electronic trading and brokerage solutions for institutional investors and broker-dealers. We provide liquidity in S&P 500, Nasdaq 100 and Russell 1000 securities to global institutional investors. As part of our trade execution services, we offer a guaranteed fill program to our customers. This program provides a guaranteed source of anonymous block liquidity, which helps reduce market impact and lowers transaction costs.

     We conduct our business through the following operating subsidiaries:

     . Universal Trading Technologies Corporation, and its subsidiaries:
       -   Vie Institutional Services, Inc. (formerly Croix Securities, Inc.)
       -   REB Securities, Inc.
     . Vie Securities, LLC (formerly ATG Trading, LLC)

     Vie Institutional Services was formed in February 1999 as a broker-dealer registered with the Philadelphia Stock Exchange and the National Association of Securities Dealers (NASD). Through Vie Institutional Services, we provide liquidity for block trades at the volume-weighted average price (VWAP) for our buy-side institutional clients. We anonymously match customers' orders with liquidity from various providers, thereby protecting our client trade information. By executing trades at the VWAP, we are able to minimize our customers' exposure to market impact, or the implicit cost of trading that results when large orders cause changes in the short-term supply and demand of a stock, thereby impacting its market price. On May 30, 2002, we launched our new interval product which provides the VWAP during sessions beginning on each half hour time interval from 9:30 A.M to 2:00P.M., and ending at 4:00 P.M., for the above mentioned securities. We operate Vie Institutional Services as an agency broker that matches buy-side institutional orders with other buy-side or liquidity provider orders. We collect commissions from our customers and pay fees to our liquidity providers on a per share basis.

     Vie Securities was formed in July 2000 as a broker-dealer engaged in proprietary trading. On September 19, 2002, Vie Securities received approval to operate as a member of the NASD. Through Vie Securities, we are implementing our proprietary trading algorithm that allows us to minimize our cost of providing guaranteed liquidity at the VWAP for securities in the S&P 500, Nasdaq 100 and the majority of Russell 1000 stocks to our broker-dealer customers that participate in our guaranteed fill program. The Vie Securities guaranteed fill program is being offered to broker-dealers, including Vie Institutional Services, at competitive price levels. We are currently in the process of testing our trading algorithm and offering it to customers on a limited basis.

     REB Securities is a wholly owned subsidiary of UTTC and is a PHLX and NASD registered broker-dealer. REB operates as the facilities manager for the eVWAP, and does not engage in any other broker-dealer activities. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the volume-weighted average price for the day. We launched eVWAP for New York Stock Exchange-listed U.S. stocks during August 1999. We are currently working with the PHLX to determine whether the eVWAP system presents a sustainable business model that will generate profitable revenue for us and for the PHLX. There is no assurance that we will succeed in reaching a mutually satisfactory business arrangement and therefore we, the PHLX, or both parties may decide to terminate our current relationship.

     We are a subsidiary of OptiMark Innovations, Inc., a Delaware corporation, and an indirect subsidiary of OptiMark Holdings, Inc., a Delaware corporation. On May 7, 2002, Innovations acquired approximately 88% of our outstanding shares of common stock, and we issued a senior secured convertible note to Innovations for $2,727,273, which is convertible into 58,870,757 shares of our common stock. Assuming conversion of this note, Innovations would own approximately 89% of our common stock. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Pursuant to an Investors' Rights Agreement, Innovations has the right to approve certain significant corporate matters such as (i) the issuance of additional shares of common stock; (ii) the repurchase or redemption of our securities; (iii) a merger, consolidation, or sale of substantially all of our assets; or (iv) our involvement in any business other than our current line of business.

     As a result of the transaction with OptiMark Innovations, as more fully described in the Notes to the unaudited consolidated financial statements, we have made substantive changes to our existing business model and operation of our subsidiaries, including deploying the majority of our resources to Vie Institutional Services, Inc. and Vie Securities LLC in order to 1) expand the universe of securities in which we provide liquidity, 2) expand the sessions in which we provide liquidity, 3) initiate a proprietary trading algorithm which allows us to provide guaranteed liquidity to our customers at the volume-weighted average price (VWAP), and 4) lowering our total cost of executing, clearing and settling trades. To this end, we have surpassed monthly volume projections for each month during the quarter ended September 30, 2002, and average order size, average monthly orders per customer, number of trading days and number of new accounts traded have all increased month over month. Revenues for the quarter ended September 30, 2002 have increased by $329,980 or 130% from the previous quarter ended June 30, 2002. We have successfully launched our trading algorithm on a limited basis and related proprietary technology, allowing us to optimize the allocation of orders to our liquidity sources and execute trades electronically.

     On October 9, 2002, we hired Dean Stamos as our Chief Executive Officer. Mr. Stamos, 36, is co-founder and the former president of NYFIX Millennium, a New York-based alternative trading system and registered broker-dealer. Robert
J. Warshaw, a director and our acting Chief Executive Officer, resigned his position as Chief Executive Officer upon Mr. Stamos' employment, and will continue to serve on our board of directors. Also on October 9, 2002, we began the launch of our new identity with the announcement of our name change to Vie Financial Group, Inc. from The Ashton Technology Group, Inc. We also changed the name of our subsidiaries, Croix Securities, Inc. and ATG Trading, LLC to Vie Institutional Services, Inc. and Vie Securities, LLC, respectively.

     Since our inception we have not realized an operating profit and have reported significant losses. Our business is subject to significant risks, as discussed further in the section entitled "Additional Factors That May Affect Future Results."

For the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     We incurred a net loss from continuing operations totaling $3,650,849, or $0.01 per share, for the three months ended September 30, 2002, compared to $3,539,915 or $0.13 per share, for the three months ended September 30, 2001. The increase is primarily due to an increase in salaries, professional fees, and general and administrative costs.

     Our revenues totaled $583,961 for the three-month period ended September 30, 2002, and $1,206,726 for the three-month period ended September 30, 2001. 100% of the revenues in the current year period were from securities commissions on trades executed through Vie Institutional Services, while the revenues in the prior year also included fees from the operation of the eVWAP system. The decrease in revenues for the three months ended September 30, 2002 compared to the same period last year is the result of fewer shares traded, partially offset by higher commissions per share in the current period. We recognized higher commissions per share in the current year period because eVWAP has a substantially lower fee structure than the commission structure in place for the Vie Institutional Services guaranteed liquidity program we currently offer, and we have not traded through the eVWAP system during the current period. We continue to focus on building profitable volume, expanding our relationships with liquidity providers, and refining the results of our proprietary trading algorithm, all in accordance with our new business model. Approximately 83% of the revenues during the three-month period ended September 30, 2002 were from transactions with two customers, while approximately 85% of the revenues during the three-month period ended September 30, 2001 were from transactions with two customers. We currently have 32 activated accounts, eight of which traded during the current period.

     Salaries and employee benefits increased 8.8% to $1,487,828 for the three-month period ended September 30, 2002 from $1,366,971 for the three-month period ended September 30, 2001. The increase was primarily due to an increase in the number of employees in the New York area at higher average salaries relative to employees in the Philadelphia area, and an increase in employee medical insurance premiums. During the three-month periods ended September 30, 2002 and 2001, we employed an average of 41 and 47 employees, respectively.

     Professional fees increased 26.8% to $513,036 during the three months ended September 30, 2002 from $404,638 during the three months ended September 30, 2001. The increase was primarily a result of an increase in legal expenses and recruiting costs, offset by a decrease in outsourced labor, temporary personnel and board fees, which are no longer paid to our directors. Legal expenses increased approximately $235,000 for the period, and we recognized $237,903 in legal costs as a reduction to additional paid-in capital related to the closing of the Innovations transaction during the current year period. Recruiting costs of $80,305 were incurred in the three months ended September 30, 2002 related to the hiring of our Chief Executive Officer, while no such costs were incurred in the prior year period. Consulting and temporary personnel decreased to $56,623 for the three months ended September 30, 2002 from $197,747 during the three months ended September 30, 2001.

     Brokerage, clearing and exchange fees decreased to $562,538 for the three months ended September 30, 2002 from $1,218,287 for the three months ended September 30, 2001. This decrease is a result of fewer trades executed through Vie Institutional Services and Vie Securities, as well as a decrease in certain execution costs per share. Included in brokerage, clearing and exchange fees for the three months ended September 30, 2002 is $88,429 in fees related to test trades executed for the purpose of testing our trading algorithm.

     Depreciation for the three-month period ended September 30, 2002 increased 3.1% to $239,362 from $232,266 for the three-month period ended September 30, 2001. Capital expenditures increased to $67,109 for the three months ended September 30, 2002 compared to $40,330 in the same period last year.

     We recorded a loss on proprietary trading activities of $151,345 and $103,215 during the three months ended September 30, 2002 and 2001, respectively. We began trading in July 2002 through Vie Securities after being inactive since January 2002, to test our proprietary VWAP algorithm and to offer liquidity to Vie Institutional Services on a limited basis. $134,260 of the loss during the three months ended September 30, 2002 was related to the algorithm testing. The trading account was used by Vie Securities during the quarter ended September 30, 2001 to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques.

     Selling, general and administrative expenses totaled $943,794 and $853,512 for the three months ended September 30, 2002 and 2001, respectively. The 10.6% increase is primarily a result of increases in marketing and advertising expenses, insurance premiums and software licensing fees, partially offset by decreases in travel and entertainment and other costs. Marketing and advertising expense increased by $110,438 or 329%, due primarily to the launch of our new identity and branding initiative. Insurance premiums increased by $186,198 or 147% as a result of increased directors' and officers' coverage, higher premiums, and an additional policy covering the directors who resigned from the board of directors upon the completion of the transactions with Innovations for one year. We paid $75,000 during the three months ended September 30, 2002 in connection with a license agreement related to our VWAP trading algorithm. Travel and entertainment expenses decreased by approximately $55,000 due to less traveling and a focus on decreasing such costs during the period.

     Interest income decreased to $16,036 for the three months ended September 30, 2002 from $26,461 for the three months ended September 30, 2001, as a result of lower interest rates and lower average cash and cash equivalents balances.

     Interest expense of $351,969 for the three months ended September 30, 2002 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations on May 7, 2002, and $163,348 related to the secured convertible notes with RGC (see "Notes to Unaudited Consolidated Financial Statements").

     Other expense for the three months ended September 30, 2001 includes a loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

     Equity in loss of affiliates amounted to $974 and $0 for the three-month periods ended September 30, 2002 and 2001, respectively. The current period amount relates to the write-down of our investment in Gomez in accordance with the equity method of accounting.

For the Six Months Ended September 30, 2002 Compared to the Six Months Ended September 30, 2001

     We incurred a net loss from continuing operations totaling $7,065,874, or $0.01 per share, for the six months ended September 30, 2002, compared to $7,514,452 or $0.27 per share, for the six months ended September 30, 2001. The decrease is primarily due to a decrease in salaries, professional fees, brokerage, clearing and exchange fees, losses on trading activities, and general and administrative costs, offset by increases in non-cash compensation, interest expense, and other non-operating expenses.

     Our revenues totaled $837,942 for the six-month period ended September 30, 2002, and $1,412,464 for the six-month period ended September 30, 2001. 100% of the revenues in the current year period were from securities commissions on trades executed through Vie Institutional Services, while the revenues in the prior year also included fees from the operation of the eVWAP system. The decrease in revenues for the six months ended September 30, 2002 compared to the same period last year is the result of fewer shares traded, partially offset by higher commissions per share in the current period. We recognized higher commissions per share because eVWAP has a substantially lower fee structure than the commission structure in place for the Vie Institutional Services guaranteed liquidity program we currently offer, and we have not traded through the eVWAP system during the current period. We continue to focus on building profitable volume, expanding our relationships with liquidity providers, and refining the results of our proprietary trading algorithm, all in accordance with our new business model. Approximately 87% of the revenues during the six-month period ended September 30, 2002 were from transactions with two customers, while approximately 75% of the revenues during the six-month period ended September 30, 2001 were from transactions with two customers. We currently have 32 activated accounts, eight of which traded during the current six-month period.

     Salaries and employee benefits decreased 7.2% to $2,715,430 for the six-month period ended September 30, 2002 from $2,924,633 for the six-month period ended September 30, 2001. The decrease was primarily due to a decrease in the number of employees. During the six-month periods ended September 30, 2002 and 2001, we employed an average of 41 and 51 employees, respectively.

     We recorded a non-cash compensation charge of $720,000 during the six months ended September 30, 2002 for the cost of shares issued to Frederic W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

     Professional fees decreased 41.1% to $705,848 during the six months ended September 30, 2002 from $1,197,903 during the six months ended September 30, 2001. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel working on the development of our trading systems, and a decrease in legal expenses. Consulting and temporary personnel decreased to $153,456 for the six months ended September 30, 2002 from $734,079 during the six months ended September 30, 2001.

     Brokerage, clearing and exchange fees decreased to $748,015 for the six months ended September 30, 2002 from $1,751,790 for the six months ended September 30, 2001. This decrease is a result of fewer trades executed through Vie Institutional Services and Vie Securities, as well as a decrease in certain execution costs per share.

     Depreciation for the six-month period ended September 30, 2002 decreased 11.3% to $427,830 from $482,171 for the six-month period ended September 30, 2001. Capital expenditures decreased to $70,117 for the six months ended September 30, 2002 compared to $155,251 in the same period last year.

     We recorded a loss on proprietary trading activities of $151,345 and $374,732 during the six months ended September 30, 2002 and 2001, respectively. We began trading in July 2002 through Vie Securities after being inactive since January 2002, to test our proprietary VWAP algorithm and to offer liquidity to Vie Institutional Services on a limited basis. $134,260 of the loss during the six months ended September 30, 2002 was related to the algorithm testing. The trading account was used by Vie Securities during the quarter ended September 30, 2001 to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques.

     Selling, general and administrative expenses totaled $1,459,201 and $1,680,827 for the six months ended September 30, 2002 and 2001, respectively. The 13.2% decrease is primarily a result of a decrease in occupancy expenses, communication expenses, marketing and advertising expenses, and travel and entertainment expenses. Occupancy expenses decreased $64,883 or 25% due primarily to the renegotiation of our lease at 1900 Market Street in Philadelphia. Our communications expenses decreased approximately 21% due to the cancellation or renegotiation of various contracts. Marketing and advertising expense increased by $65,621 or 67%, due primarily to the launch of our new identity and branding initiative. Travel and entertainment expenses were decreased by approximately $100,000 due to less traveling and a focus on decreasing such costs during the period.

     Interest income decreased to $36,337 for the six months ended September 30, 2002 from $90,448 for the six months ended September 30, 2001, as a result of the lower interest rates and lower average cash and cash equivalents balances.

     Interest expense of $780,692 for the six months ended September 30, 2002 was comprised primarily of $298,065 related to the secured convertible note that we executed with Innovations on May 7, 2002, $259,799 related to the secured convertible notes with RGC and $177,419 on the short-term note with HK Weaver (see "Notes to Unaudited Consolidated Financial Statements").

     Other expense for the six months ended September 30, 2001 includes a loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

     Equity in loss of affiliates amounted to $232,879 and $11,095 for the six-month periods ended September 30, 2002 and 2001, respectively. The amount in 2002 represents the write off of our investment in KAA of $189,653 and the write-down of our investment in Gomez of$43,226. The amount in 2001 represents our portion of the net losses of KAA. Our portion of KAA's loss for the six months ended September 30, 2001 was only recognized to the extent of our remaining investment balance, in accordance with the equity method of accounting.

Discontinued Operations

     On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary eMC to a third party, eMC's board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

     We recognized a loss on the discontinued operations of eMC of $719 during the six months ended September 30, 2002, compared to a loss of $1,966 and a gain on the disposal of eMC of $601,267, or net income of $0.02 per share during the six months ended September 30, 2001 The gain on the disposal of eMC during the six months ended September 30, 2001 was a result of liabilities settled during the period.

Liquidity and Capital Resources

     At September 30, 2002, we had total assets of $6,222,142 compared to $2,786,631 at March 31, 2002. Current assets at September 30, 2002 totaled $4,777,575 and current liabilities from continuing operations were $1,286,723. Stockholders' equity (deficiency) increased to $669,414 at September 30, 2002 from ($4,284,276) at March 31, 2002 due primarily to the equity investment made by Innovations on May 7, 2002.

     At September 30, 2002, our principal source of liquidity was cash and cash equivalents of $4,387,051, compared to cash and cash equivalents of $635,087 at March 31, 2002. The increase in cash and cash equivalents is primarily a result of the investment by Innovations on May 7, 2002.

Investment by OptiMark Innovations, Inc.

     On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of our common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Vie Financial Group.

     We believe our current cash position of $4,387,051 will be sufficient to fund our operations through March 31, 2003. Included in our cash balance is approximately $2.3 million which is invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. If necessary, we may seek to use a portion of our excess net capital to fund our operations. However, if we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

     We are seeking to raise additional financing which could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors' Rights Agreement.

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

     There are a number of conditions that we must satisfy before Jameson is obligated to buy our shares under the equity line, including that a registration statement covering the resale of the shares purchased by Jameson is declared effective by the SEC and remains effective. We filed a registration statement on Form S-2 covering the resale of 7,500,000 shares of stock issued under the equity line. That registration statement was declared effective on August 20, 2001, and we have already issued the maximum number of shares covered by that registration statement. Therefore, we are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC. There is no guarantee that in the future we will be able to meet these or any other conditions under the securities purchase agreement or the registration rights agreement with Jameson, or that we will be able to make any additional draws on the equity line.

     Under the agreement, we must draw a minimum of $2.5 million over the term of the agreement, and are limited to drawing a maximum of $15 million. In order for us to fulfill our obligation to sell a minimum of $2.5 million to Jameson, we would be required to draw an additional $700,000. Based on the November 4, 2002 closing price of our common stock of $0.06 per share, we would be required to issue an additional 12,962,963 shares of common stock to satisfy this obligation. We have informed Jameson that our preference is to terminate this agreement without drawing down additional funds. We have not concluded discussions with Jameson and there is no certainty that we will be successful in terminating this agreement on terms acceptable to both parties.

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

                    Risks Related to Our Financial Condition

If demand for our products and services fails to grow, we may never achieve profitability

     We have never realized an operating profit and have reported significant losses. As of September 30, 2002, we have accumulated losses of approximately $91.5 million.

     We were founded in 1994 as a development stage company. We derived all of our revenues in the three-and six- month periods ended September 30, 2002 on a per transaction basis for securities trades executed through our broker-dealer subsidiaries. Approximately 77% of the revenues during the six months ended September 30, 2002 were from transactions with a single customer. We can give no assurance that we will successfully develop additional products or obtain additional customers, or that the marketplace will accept any new products we are able to develop. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

We may need additional financing to fund our operations and strategic initiatives

     We believe that without generating any revenues from our operations, the $10,000,000 gross proceeds we received from Innovations in May 2002 should be sufficient to fund our operations through March 31, 2003. Our cash position as of September 30, 2002 is $4,387,051. Included in our cash balance is approximately $2.3 million which is invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. If necessary, we may seek to use a portion of our excess net capital to fund our operations. However, if we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

     We are seeking to raise additional financing which may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors' Rights Agreement.

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

We are subject to net capital requirements that could limit our operations

     A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand as planned or to maintain our present levels of business, which could have a material adverse effect on our operating results. The SEC and the NASD have strict rules that require each of our broker-dealer affiliates to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may impose sanctions, including suspending or revoking our broker-dealers' registrations or memberships. Also, a change in the net capital rules, the imposition of new rules, a change in interpretation of the rules, or any unusually large charge against our net capital could limit our operations. In addition, the net capital requirements limit our ability to transfer funds from our broker-dealer affiliates to the parent company, which may affect our ability to repay our debts or fund our operations.

We may be subject to lawsuits that could seriously harm our operating results and financial condition

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

          . On April 26, 2002, we received a draft complaint from counsel for two shareholders of Universal Trading Technologies Corporation
               (UTTC), one of our subsidiaries, that named as defendants Vie Financial Group, UTTC, Innovations and specified present and former directors of UTTC. The draft complaint purports to assert claims arising, among other things, from purported pledges by us of UTTC's intellectual property and the creation of joint ventures that are claimed to have used UTTC's intellectual property, allegedly without compensation to UTTC or its shareholders. Among other claims, the draft complaint also purports to state claims for breach of fiduciary duty arising out of offers, which were not accepted, to acquire the shares of UTTC from these shareholders at a price that was allegedly too low. To our knowledge, the draft complaint has not yet been filed.
          . Our publicly traded Warrants expired on May 2, 2002. Under the Warrant Agreement dated as of May 7, 1996 with North American Transfer Co., as Warrant Agent, we were required to notify the Warrant Agent and the registered holders of the Warrants of specified adjustments to the exercise price of the Warrants and shares deliverable upon exercise of the Warrants. We failed to provide the Warrant Agent or the registered holders of the Warrants with required notices of adjustments to the exercise price that resulted from multiple issuances or deemed issuances of shares of common stock below the then current market price (as defined in the Warrant Agreement). To date, no claims related to the Warrant Agreement have been asserted.
          . On May 20, 2002, Finova filed a motion to add Vie Financial Group as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey--Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by us from Innovations pursuant to the Purchase Agreement. Finova has been successful in its motion to add us as a defendant. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify us from any claims relating to the alleged fraudulent conveyance. If we are found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

              Risks Related to Your Investment in Our Common Stock

Sales of our shares by Innovations and other stockholders may depress our stock price

     Our principal stockholder, Innovations owns 608,707,567 shares of our common stock and has rights to acquire an additional 52,870,757 shares upon conversion of a note. Pursuant to an agreement with Innovations, we may be obligated to register the resale of these shares of common stock under certain conditions. In addition, we have certain contractual obligations to register the resale of additional shares of common stock owned by other stockholders. The future public sale of our common stock by Innovations and other stockholders that may control blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible note, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

     Innovations currently holds a note that entitles it to acquire an additional 52,870,757 shares of common stock upon conversion of the note. In addition, as of September 30, 2002, we have outstanding options and warrants that may be exercised for an aggregate of 154,010,804 shares of common stock. If Innovations exercises its conversion rights to acquire the shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

Your common stock may be adversely affected by our delisting from the Nasdaq National Market

     On November 7, 2001, our common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. Our stock was delisted as a result of our inability to maintain compliance with the minimum net tangible assets/ shareholders' equity requirement for continued listing on the Nasdaq National Market as required by Nasdaq Marketplace Rules. Our delisting could have an adverse effect on the liquidity of our common stock and upon your ability to obtain an accurate quotation as to the price of our common stock. In addition, it could be more difficult for us to raise funds through future offerings of common stock.

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

                         Risks Related to Our Management

Recent board and management changes will impact our business direction

     Our future success depends upon the experience, skills and working relationship of our new board and management team. Since May 7, 2002, we experienced a complete change in the members of our board of directors. On October 9, 2002, we hired Dean Stamos to be our new Chief Executive Officer. We also have a new non-executive Chairman of our board, a new President and Chief Operating Officer, and a new Chief Financial Officer. The near-term success of our business will depend on the successful integration of these new members of our management team. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals. Our ability to operate successfully may be jeopardized if we are unable to attract and retain skilled management and personnel to conduct our business.

Sales or grants of stock to our employees and key individuals will reduce your ownership percentage

     We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership of our then-existing stockholders. We have reserved 190,221,115 shares of common stock for issuance pursuant to our 2002 Option Plan, 6,450,000 shares of common stock for issuance pursuant to our 1998 Stock Option Plan, 2,550,000 shares of common stock for issuance pursuant to our 1999 Stock Option Plan and 3,000,000 shares of common stock for issuance pursuant to our 2000 Incentive Plan.

Our principal stockholder exercises control over all matters submitted to a vote of stockholders and may not act in the interests of our other stockholders

     Our principal stockholder, Innovations, owns 608,707,567 shares of our common stock and has rights to acquire an additional 52,870,757 upon conversion of a note. Innovations' holdings represent approximately 88% of our outstanding capital stock, and approximately 89% of our outstanding common stock assuming conversion of the convertible note. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

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

     As a result of Innovations' control, potential acquirers may be discouraged from seeking to acquire control through the purchase of our common stock, which could have a depressive effect on the price of our securities and will make it less likely that stockholders receive a premium for their shares as a result of any such attempt.

     In addition, as long as Innovations owns at least 20% of our common stock, Innovations will retain control over certain corporate decisions affecting us, including:

..    the issuance of shares of our common stock (with certain exceptions);

..    the repurchase or redemption of our securities;

..    a merger, consolidation or sale of substantially all of our assets; and

..    any changes in our business direction.

     As disclosed in a Schedule 13D filed by OptiMark Holdings, Inc. on May 17, 2002, OptiMark Holdings, Inc., OptiMark, Inc., a subsidiary of OptiMark Holdings, Inc., and the other stockholders of Innovations have entered into an agreement whereby the parties agreed to use their best efforts to consummate a merger of Innovations with and into Vie Financial Group. Pursuant to the agreement, upon consummation of the merger, each stockholder of Innovations would receive the number of shares of our common stock proportionate to such stockholder's interest in Innovations prior to the merger. The agreement contemplates that the merger shall take place any time after December 31, 2003, but not later than December 31, 2008.

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

Our trading activities expose our capital to potential losses

     We engage in securities trading activities, predominantly through our subsidiary Vie Securities acting as principal. These activities include the purchase, sale or short sale of securities and derivative securities for our own account. These activities are subject to a number of risks including price fluctuations and rapid changes in the liquidity of markets, all of which subjects our capital to significant risks.

Our compliance and risk management methods might not be fully effective in reducing our exposure to losses

     There can be no assurance that our risk management and compliance procedures will be adequate or effective to detect and deter compliance systems failures. Nor can we assure you that we will be able to manage our systems, technology and regulatory compliance growth successfully. Our inability to do so could have a material adverse effect on our business and our financial condition. The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. We plan to continue to revise formal compliance procedures for the proprietary trading system we are operating through our subsidiary Vie Securities.

Our brokerage operations expose us to liability for errors in handling customer orders

     Errors in performing clearing services or execution services, including clerical and other errors related to the handling customer orders could lead to regulatory sanctions and civil penalties imposed by applicable authorities as well as potential losses and liability resulting from lawsuits brought by customers or others. We provide execution services to each of our trading system customers and execute orders on behalf of each of our broker-dealer affiliates. In conjunction with our clearing brokers, we provide clearing services, which include the confirmation, receipt, settlement and delivery functions, involved in securities transactions.

Our clearing agents may fail to provide our customers or us with accurate information about securities transactions

     We rely on our clearing brokers to discharge their obligations to our customers and us on a timely basis. If they fail to do so, our trading operations may suffer. Our trading and information systems are coordinated with the clearing and information systems of our clearing brokers. We rely on these systems to furnish us with certain information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. These systems may experience systems failure, interruptions, capacity constraints, or other errors.

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

Conditions beyond our control could adversely affect our business and operating results

     Our business and operating results are very dependent upon equity trading volumes. Many conditions beyond our control can adversely effect such trading volumes, including national and international economic, political and market conditions, investor sentiment, the availability of funding and capital, the level and volatility of interest rates, legislative and regulatory changes, inflation, and similar broad trends. With reduced trading volumes, we may expect to receive fewer transactions and thus earn fewer commissions from our broker-dealer operations.

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

     Our trading systems and proprietary trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. We cannot assure you that our network protections will work. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause customers to suffer delays or errors in trading. These problems could cause substantial losses for customers and could subject us to claims from customers.

Software "bugs," errors and malfunctions may expose us to losses

     Complex software such as ours often contains undetected errors, defects or imperfections. These bugs could result in service interruptions or other problems for us and our customers. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. In addition, because our products often work with software developed by others, including vendors and customers, bugs in others' software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors' products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers. Problems regarding our VWAP trading algorithms, which we use to provide proprietary trading commitments, could result in material tracking errors and in significant proprietary trading losses.

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

We may not receive accurate and timely financial data from our third-party suppliers, which may cause us to lose customers and be subject to litigation

     We receive consolidated New York Stock Exchange listed trading information, including real-time quotes, last sale reporting, volume and price information and error reports from a number of third parties, including the New York Stock Exchange, the Consolidated Tape Association and the Securities Industry Automation Corporation. We then calculate the volume weighted average price information for the listed securities traded in our systems and distribute this information to our customers. We also use this information for pricing matched orders executed in our systems.

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

     We derive most of our revenue from trading in existing equity securities, including most of the securities in the S&P 500, Russell 1000, and Nasdaq 100 indices. Any reduction in revenues resulting from a decline in the secondary market trading volume for these equity securities could have a material adverse effect on our business and operating results. Additionally, further declines in cash flows into the U.S. equity markets or a slowdown in equity trading activity by broker-dealers and other institutional investors may have an adverse effect on the securities markets generally, and could result in lower revenues from our trading systems.

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

Our industry is highly competitive

     The SEC's regulations governing alternative trading systems have lowered the barriers to entering the securities trading markets. We face competition from traditional securities exchanges, which could establish similar trading systems in an attempt to increase or retain their respective trade volumes. We also face competition from other alternative trading systems and leading brokerage firms offering similar trade execution services. In particular, our guaranteed liquidity program competes with services provided by traditional broker-dealers, proprietary trading firms such as Susquehanna, Timberhill/Interactive Brokers, and alternative trading systems established by companies such as Investment Technology Group, Instinet and Bloomberg.

     Many of our competitors have substantially greater financial, research, development, sales, marketing and other resources than we have and many of their products have established operating histories. While we believe that our products and services offer certain competitive advantages, our ability to maintain these advantages will require continued investment in product development, additional marketing, and customer support activities. We may not have sufficient resources to continue to make these investments, while our competitors may continue to devote significantly more resources to their services. Also, we cannot be sure that our products will result in a competitive advantage to our customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use various management tools to monitor our exposure to market risks. Our exposure to market risk has not changed materially from that described in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2002. For a further discussion of our market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of our management. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and timely report information required to be disclosed by the Company under the Securities Exchange Act of 1934.

     (b) There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation of our internal controls. Internal controls and procedures are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 20, 2002, Finova added us as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of

New Jersey--Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets we acquired from Innovations pursuant to our securities purchase agreement with them. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify us from any claims relating to the alleged fraudulent conveyance. If we are found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on September 13, 2002, our stockholders approved proposals to (i) elect nine directors to serve until the next annual meeting and until their successors have been duly elected and qualified; (ii) approve the 2002 Option Plan (See "Notes to Unaudited Consolidated Financial Statements."); and (iii) amend our certificate of incorporation to authorize a reverse stock split in the range of ten to thirty pre-split shares for one post-split share, the exact magnitude of which would be determined by the board of directors by October 31, 2002. The number of votes cast for, against or withheld, as well as the number of abstentions was as follows:

(i)    Election of directors:

       Name of                           (Withhold Authority)
       Nominee                       For      Against        Abstain
       -------                       ---      -------        -------

       James R. Boris            649,977,666      --        1,546,613
       Ronald D. Fisher          649,977,841      --        1,546,438
       Jonathan F. Foster        649,976,341      --        1,547,938
       William A. Lupien         649,976,441      --        1,547,838
       Carmine F. Adimando       649,977,546      --        1,546,733
       Roy S. Neff               649,976,441      --        1,547,838
       Donald E. Nickelson       649,977,341      --        1,546,938
       Fred S. Weingard          649,956,466      --        1,567,813
       Robert J. Warshaw         649,978,716      --        1,545,563

(ii)   Approve the 2002 Option Plan:

                  For               Against                    Abstain
                  ---               -------                    -------

                  613,650,480      3,488,566                   134,151

(iii) Amend our certificate of incorporation to authorize a reverse stock split by October 31, 2002:

                  For               Against                    Abstain
                  ---               -------                    -------

                  648,424,101      2,781,858                   318,320


ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

         3.1 Vie Financial Group, Inc. Bylaws, as Amended and Restated July 12, 2002.
         10.1 Agreement between Vie Financial Group, Inc. and Robert J. Warshaw, dated as of September 11, 2002.
         10.2 Agreement between Vie Financial Group, Inc. and James S. Pak, dated as of October 2, 2002.
         10.3 Agreement between Vie Financial Group, Inc. and Trevor B. Price, dated as of October 7, 2002.

     (B) Reports on Form 8-K

         A current report on Form 8-K was filed on August 14, 2002 that included
Item 7. "Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure."

         A current report on Form 8-K was filed on November 8, 2002 that included Item 5. "Other Events."

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Vie Financial Group, Inc.
                                                  --------------------------
                                                                (Registrant)


Date:  November 14, 2002                             By: /s/ James S. Pak
      -----------------------------               ------------------------------
                                                         James S. Pak
                                                         Chief Financial Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Dean Stamos, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vie Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


/s/ Dean Stamos
-------------------------------
Dean Stamos
Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James S. Pak, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vie Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


/s/ James S. Pak
------------------------------------
James S. Pak
Chief Financial Officer