Form 10-Q
period 2002-12-31
VIE FINANCIAL GROUP INC
filed 2003-02-14
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-11747

VIE FINANCIAL GROUP, INC.

(formerly The Ashton Technology Group, Inc.)

Delaware	22-6650372
(State of incorporation)	(I.R.S. Employer Identification No.)

1835 MARKET STREET, SUITE 420

PHILADELPHIA, PENNSYLVANIA 19103

(215) 789-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date:

Common Stock $.01 par value	691,674,817
(Title of Class)	(No. of shares as of February 14, 2003)

VIE FINANCIAL GROUP, INC.

PART I—FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this document constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	our ability to become profitable;

•	availability, terms and deployment of capital;

•	our ability to develop markets for our products;

•	our dependence on proprietary technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	our ability to develop intended future products;

•	our dependence on arrangements with our clearing firm, execution venues and self-regulatory organizations;

•	technological changes and costs of technology;

•	industry trends;

•	competition;

•	changes in business strategy or development plans;

•	availability of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other riskfactors referred to in this Form 10-Qunder the heading “Additional Factors That May Affect Future Results”.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or other forms of or the negative of those terms or other comparable terms.

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

ITEM 1.

FINANCIAL STATEMENTS

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
Assets
Cash and cash equivalents	$4,093,564	$635,087
Accounts receivable	22,876	4,798
Prepaid expenses and other current assets	426,086	144,025

Total current assets	4,542,526	783,910
Property and equipment, net of accumulated depreciation4	1,056,701	1,515,430
Exchange memberships	159,752	159,752
Investments in and advances to affiliates	—	224,757
Debt issuance costs	29,000	—
Other assets	127,373	102,782

Total assets	$5,915,352	$2,786,631

Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$1,055,033	$1,935,926
Net liabilities of discontinued operations	60,796	59,956
Short-term note, net of discount	—	322,581

Total current liabilities	1,115,829	2,318,463

Secured note	3,987,023	—
Secured convertible note	485,564	4,711,400
Subordinated convertible notes	2,057,143	—
Other liabilities	87,020	41,044

Total liabilities	7,732,579	7,070,907

Commitments and contingencies

Preferred Stock – shares authorized: 3,000,000
590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000
Common stock—par value: $.01; shares authorized: 1,000,000,000; shares issued and outstanding; 691,674,817 and 68,282,250	6,916,749	682,823

Additional paid-in capital	85,357,668	79,217,625
Accumulated deficit	(94,321,749)	(84,414,829)
Accumulated other comprehensive loss	(9,895)	(9,895)

Total stockholders’ deficiency	(1,817,227)	(4,284,276)

Total liabilities and stockholders’ deficiency	$5,915,352	$2,786,631

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues	$830,119	$750,296	$1,668,061	$2,162,760

Expenses:
Salaries and employee benefits	1,423,891	1,425,213	4,137,918	4,349,846
Professional fees	368,678	155,753	1,074,525	1,353,656
Brokerage, clearing and exchange fees	403,900	751,152	1,151,915	2,502,942
Depreciation and amortization	208,750	222,920	636,578	705,091
Non-cash compensation charges	—	—	720,000	—
Loss on trading activities	114,522	747	265,866	375,479
Selling, general and administrative	789,751	827,203	2,250,351	2,508,030

Total costs and expenses	3,309,492	3,382,988	10,237,153	11,795,044

Loss from operations	(2,479,373)	(2,632,692)	(8,569,092)	(9,632,284)

Interest income	8,380	8,928	44,717	99,376
Interest expense	(351,972)	(118,013)	(1,132,668)	(205,976)
Other income (expense)	—	(551,815)	1,087	(1,058,065)
Equity in (loss) income of affiliates	(974)	262,580	(233,852)	251,485

Loss from continuing operations	$(2,823,939)	$(3,031,012)	$(9,889,808)	$(10,545,464)

Loss from discontinued operations of eMC	(121)	(4,977)	(840)	(6,943)
Gain on disposal of eMC	—	—	—	601,267

Total discontinued operations of eMC	(121)	(4,977)	(840)	594,324

Net loss	$(2,824,060)	$(3,035,989)	$(9,890,648)	$(9,951,140)

Dividends attributed to preferred stock	—	—	—	(1,329,200)
Dividends in arrears on preferred stock	(5,444)	(9,981)	(16,272)	(138,840)

Net loss applicable to common stock	$(2,829,504)	$(3,045,970)	$(9,906,920)	$(11,419,180)

Basic and diluted net loss per common share from continuing operations	$0.00	$(0.06)	$(0.02)	$(0.32)
Basic and diluted net income per common share from discontinued operations	$0.00	$0.00	$0.00-	$0.02

Basic and diluted net loss per common share	$0.00	$(0.06)	$(0.02)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	691,674,817	48,369,605	606,197,039	38,589,965

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash Flows from Operating Activities – Continuing Operations
Loss from continuing operations	$(9,889,808)	$(10,545,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	636,578	705,091
Common stock issued in connection with consulting agreement agrpurposes	41,250	—
Common stock issued in connection with separation agreement	720,000	—
Loss on sale of investments	—	536,216
Non-cash interest expense	1,129,981	205,976
Equity in loss of affiliates	233,853	(251,485)
Changes in operating assets and liabilities:
Accounts receivable	(18,078)	(201,971)
Advances to affiliates	(9,097)	89,715
Prepaid expenses and other current assets	(282,061)	44,369
Other assets	(24,591)	542,685
Accounts payable and accrued expenses expenses	(784,540)	648,187
Other liabilities expenses	45,976	17,447

Net cash used in continuing operations	(8,200,537)	(8,209,234)

Cash Flows from Investing Activities – Continuing Operations
Purchase of property and equipment	(177,849)	(142,585)
Proceeds from maturity of securities available-for-sale	—	1,500,000
Proceeds from issuance of note receivable	(200,000)	—
Cash received from notes receivable	200,000	189,496

Net cash (used in) provided by investing activities	(177,849)	1,546,911

Cash Flows from Financing Activities – Continuing Operations
Proceeds from issuance of short term note	550,000	—
Repayment of short term notes	(550,000)	—
Proceeds from issuance of secured convertible note	2,727,273	—
Proceeds from issuance of subordinated convertible notes	2,400,000	—
Debt issuance costs	(29,000)	—
Proceeds from issuance of common stock	7,272,727	1,800,000
Issuance costs on common stock	(534,137)	(109,347)

Net cash provided by financing activities	11,836,863	1,690,653

Foreign currency translation adjustment	—	(16,863)

Discontinued Operations
Net cash used in operating activities	—	(87,322)
Net cash provided by investing activities	—	7,222

Net cash used in discontinued operations	—	(80,100)

Net Increase / (decrease) in cash and cash equivalents	3,458,477	(5,068,633)
Cash and cash equivalents, beginning of period	635,087	6,028,883

Cash and cash equivalents, end of period	$4,093,564	$960,250

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Continued)

Supplemental disclosure of non-cash activities:
Common stock issued in final arbitration settlement	$116,000	$—

Common stock issued in connection with consulting agreement	$41,250	$—

Warrants issued in connection with exchange agreement	$1,188,000	$—

Beneficial conversion feature of secured convertible note	$2,727,273	$—

Common stock issued in connection with separation agreement	$720,000	$—

Conversion of short-term note into common stock	$500,000	$—

Non-cash and accrued dividends on preferred stock	$16,272	$1,468,040

Exchange of series F preferred stock for secured convertible note	$—	$5,111,526

Conversion of secured convertible note principal and interest	$—	$704,334

Exchange of UTTC series KW preferred stock for common stock	$—	$3,000,000

Exchange of UTTC series TK preferred stock for JAGfn investment	$—	$1,500,000

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. The results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

During the nine months ended December 31, 2002, we conducted our business through the following subsidiaries:

•	Vie Securities, LLC (formerly ATG Trading, LLC)
•	Universal Trading Technologies Corporation (UTTC), and its subsidiaries:
•	Vie Institutional Services, Inc. (formerly Croix Securities, Inc.)
•	REB Securities, Inc. (REB)

The accounts of each of our majority-owned subsidiaries, Vie Securities, UTTC, and Ashton Technology Canada, Inc. are consolidated with those of Vie Financial Group in our consolidated financial statements. We generally account for investments in businesses of which we own between 20% and 50% of the outstanding equity using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in “equity in loss of affiliates” in our consolidated statements of operations. During the nine months ended December 31, 2002 and 2001, we used the equity method to account for our investments in Gomez, Inc. and Kingsway-ATG Asia, Ltd. (KAA).

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

Discontinued Operations

We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. In April 2000, our board of directors agreed to fund eMC’s initial development efforts. In March 2001, eMC’s board of directors voted, after being unable to find other funding sources or consummate a sale of eMC to a third party, to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC’s results are reflected as discontinued operations in our consolidated financial statements for all periods presented.

Gomez, Inc.

Gomez, Inc. was one of our majority-owned subsidiaries through December 1999, when our ownership of Gomez fell below 50% as a result of our not participating in subsequent rounds of their financing. In July 2001, Gomez raised approximately $1 million of capital from certain existing investors through their issuance of senior secured notes. We participated in that financing in the amount of $38,633. The balance of the note and accrued interest thereon of $41,289 was included in “Investments in and advances to affiliates” on our March 31, 2002 consolidated balance sheet. Pursuant to EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, during the nine months ended December 31, 2002 we recognized our share of Gomez’s losses to the extent of our advances in the amount of $44,190.

2.    RECENT DEVELOPMENTS

Financial Condition

We have never realized an operating profit and have reported significant losses. As of December 31, 2002, we have accumulated losses of approximately $94.3 million. We presently have a stockholders’ deficiency of approximately $1.8 million.

We were founded in 1994 as a development stage company. We derived all of our revenues in the three-and nine- month periods ended December 31, 2002 on a per transaction basis for securities trades executed through our broker-dealer subsidiaries. During the nine months ended December 31, 2002 and 2001, two customers accounted for approximately 76% and 75%, respectively, of our revenues. We can give no assurance that we will become profitable or be able to successfully develop additional products, obtain additional customers, or that the marketplace will accept any new products we are able to develop. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

We believe that our cash should be sufficient to fund our operations until we are able to generate sufficient operating revenues to fund our operations. Our cash position as of December 31, 2002 is $4, 387, 051, including approximately $1.7 million which is invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues, however we can give no assurance that we will be able to do so. If necessary, we may seek to use a portion of our excess net capital to fund our operations. However, if we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We are seeking to raise additional financing which may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock. Further, additional financing may not be available on attractive terms or at all.

Investment by SOFTBANK and DFJ ePlanet

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue notes and warrants to the lenders. The loan agreement was executed by and between Vie and SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK), and Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and

Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet). The lenders are investors in entities that own or control a majority of our outstanding common stock. Directors designated by the lenders, these entities or their affiliates recused themselves from deliberation on the loan agreement and the transaction. The loan agreement and the terms of the transaction were approved by a majority of disinterested directors.

In accordance with the loan agreement, we issued SOFTBANK notes with an aggregate principal loan amount of $1.4 million, and issued notes to DFJ ePlanet with an aggregate principal loan amount of $1 million. Each Lender’s note is due and payable on May 4, 2006 and accrues simple interest at 8% per annum. We may prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes are subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC International Investors, LDC (RGC) to the extent required by the terms of the RGC note. The lenders may convert all or any portion of the outstanding loan amount into shares of our common stock at a conversion price of $0.0448 per share.

Additionally, upon our completion of any issuance and sale of equity securities during the term of the loan, the lenders may convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into securities of the same class as those issued and sold in such financing at a conversion price equal to the price paid by the purchasers of such financing. The lenders shall have 30 days from the closing date or written notice of such financing to exercise their conversion rights with respect to the applicable financing. If the lenders do not exercise their conversion rights within such 30-day period, then those rights will expire.

The conversion prices will be subject to anti-dilution adjustment in the event of stock dividends, stock splits and combinations, and to broad-based, weighted–average anti-dilution adjustment with respect to any equity issuance, including warrants, to our vendors, service providers or sales representatives up to 2% of our outstanding common stock on December 30, 2002. In the event we do not have equity securities available for conversions under the loan agreement, then upon such conversions, the loan will convert, on an interim basis, into shares of a new series of preferred stock designed to have voting and economic rights substantially equivalent to such unavailable securities. We have committed to use our best efforts to cause our certificate of incorporation to be amended promptly to permit the loan and such preferred stock to convert into an equivalent number of shares of our common stock.

In connection with the loan agreement, we also issued warrants to purchase 8,928,571 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $0.0448 per share. If we complete the issuance and sale of shares of common stock or securities convertible into common stock by June 30, 2003 for gross proceeds of at least $2 million, then the exercise price of the warrants will be the lowest price per share at which shares of our common stock were sold or are convertible into upon conversion of securities sold in such financing. In addition, the exercise price is subject to anti-dilution adjustments in the event of stock dividends, stock splits and combinations, and to broad-based, weighted-average anti-dilution adjustments with respect to subsequent issuances of common stock at a price per share that is less than the applicable exercise price. The warrants will expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes, which are reflected on the December 31, 2002 consolidated balance sheet net of such discount.

We agreed with SOFTBANK to use approximately $387,000 of the proceeds from the SOFTBANK notes to satisfy our outstanding obligation to reimburse the reasonable fees and expenses of SOFTBANK’s special counsel incurred in the OptiMark Innovations transaction described below.

Chief Executive Officer

We hired Dean Stamos as our Chief Executive Officer on October 9, 2002. Mr. Stamos is co-founder and the former president of NYFIX Millennium. Robert J. Warshaw resigned his position as our acting Chief Executive Officer upon Mr. Stamos’ employment, and continues to serve as a director on our board of directors. Mr. Stamos was appointed to the board of directors to fill the vacancy left by Fred Weingard, who continues to serve as an Executive Vice President and our Chief Technology Officer.

We entered into an employment contract with Mr. Stamos, effective October 9, 2002. The contract has an initial one-year term, and we may extend it for additional one-year terms with 60 days’ advance notice before expiration. The agreement provides for a salary of $300,000 per year, performance bonuses of up to $200,000 for the first year (with $100,000 of the bonus guaranteed assuming continued employment), and the potential for additional discretionary bonuses. The contract provides that we will pay the two one-time performance bonuses of $100,000 each if, respectively, (i) we achieved net proceeds from financing of $10 million or more before January 31, 2003 and/or (ii) we achieve earnings before interest and taxes in any two consecutive months before May 1, 2003. Since we have not completed the financing described in (i) above, Mr. Stamos will not have the ability to earn both of the one-time bonuses, and will be paid the $100,000 guaranteed bonus assuming continued employment, regardless of whether we achieve the earnings target described in item (ii). If we terminate Mr. Stamos’ employment without cause or if a constructive termination occurs, we will be required to pay him amounts ranging from six months’ to one year’s base salary, depending upon the date of termination, and vesting of his options will partially accelerate. The agreement also contains customary definitions of “cause” and “constructive termination” and contains customary confidentiality and non-competition provisions.

Also in connection with Mr. Stamos’ employment, our board granted him options to acquire 47,555,279 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08 per share. The options are incentive stock options to the extent the tax laws allow and nonqualified stock options for the remainder. The options become exercisable over four years, assuming continued service, with the exercisability partially accelerated if Mr. Stamos’ employment is terminated without cause, if he resigns as a result of constructive termination, or upon a change in control of the company. Mr. Stamos has anti-dilution rights on 50% of his options with respect to the first post-employment round of financing (defined as our receiving net proceeds of $1 million or more from a single funding source or $3 million or more from more than one source). These anti-dilution rights will entitle him to receive additional options to purchase shares at an exercise price of $0.08 per share, subject to the same exercise schedule as the initial options, to preserve his relative ownership percentage on a fully-diluted shares outstanding basis in place on the date of grant of his initial options.

Termination of eVWAP Pilot Facility on the Philadelphia Stock Exchange

We reached an agreement with the Philadelphia Stock Exchange to terminate the operation of the eVWAP pilot facility effective November 29, 2002. eVWAP was the fully automated system that permitted market participants to trade eligible securities before the market open at the volume-weighted average price for the day. We launched eVWAP as a facility of the Philadelphia Stock Exchange during August 1999. Our current line of products is offered directly through our subsidiaries Vie Institutional Services and Vie Securities.

Investment by OptiMark Innovations Inc.

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and us.

Since the Innovations note was convertible into shares of our common stock at a rate of $0.05158 per share, and the market price of our common stock was $0.17 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $353,030 as interest expense through December 31, 2002. Also during the nine months ended December 31, 2002, we accrued the contractual interest at a rate of 7.5%, or $132,534, on the Innovations note. The note is reflected on the December 31, 2002 consolidated balance sheet net of the remaining unamortized discount of $2,374,243, plus the accrued interest of $132,534.

The intellectual property and non-cash assets transferred to us by Innovations as partial consideration for the purchase of our common stock consisted of:

•	U.S. provisional patent application (No. 60/323,940 entitled “Volume Weighted Average Price System and Method” filed on September 1, 2001) that relates to Volume Weighted Average Price, or “VWAP” trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades.

•	Trade secrets and know how relating to VWAP trading.

•	An assignment of a license for technology for use in a system for VWAP trading.

•	An assignment of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology above and Innovations.

•	Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

The provisional patent application will not provide us with any exclusive rights unless and until a patent is issued. There can be no assurance that the provisional patent application will result in a patent being issued.

We have not obtained an independent third party valuation of the intellectual property and other non-cash assets received from Innovations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the recorded amount of the intellectual property and non-cash assets should be based upon either the quoted market price of the shares sold to Innovations on the date of closing, or the fair value of the assets acquired, whichever is more clearly evident and thus, more reliably measurable. Although the fair value of securities traded in the market is generally more clearly evident than the fair value of assets acquired, we have concluded that the quoted market price of the stock was not reflective of the fair value of the transaction as a result of the following factors: (i) our stock is thinly-traded on the OTC Bulletin Board; (ii) the market price of our stock has historically experienced significant fluctuations; and (iii) Innovations’ ownership percentage after the closing of the transaction is substantially greater than the public float, and therefore, Innovations’ shares were valued at a discount to the market price of the public float. Alternatively, we considered a more appropriate measure of the value of the transaction to be based on the fair value of the assets acquired, or $7,272,727, the amount of cash received. The consolidated balance sheet reflects no value for the intellectual property and non-cash assets received in the transaction due to our inability to sell, transfer, license, rent or exchange those assets.

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

Also on April 11, 2002, we entered into a securities exchange agreement with RGC pursuant to which RGC exchanged its 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of our common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and have amortized $192,225 as interest expense through December 31, 2002. Also during the nine months ended December 31, 2002, we recorded contractual interest of $40,477 on the 9% note prior to the exchange, and $230,922 on the 7.5% note after the exchange. The note is reflected on the December 31, 2002 consolidated balance sheet net of the remaining unamortized discount of $995,775, plus the accrued interest of $230,922.

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

The warrant was immediately exercisable as to 2,250,000 shares of common stock, and becomes exercisable in quarterly installments of 2,250,000 shares each, beginning October 11, 2002. In addition, the warrant becomes immediately exercisable in full in the event of a change of control of Vie, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of our common stock in excess of the number of shares of common stock which would result in RGC’s beneficially owning more than 4.9% of our outstanding shares of common stock.

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

We drew a total of $500,000 on the bridge loan during February 2002. Since the note was convertible into shares of our common stock at a rate of $0.05 per share, and the market price of our common stock was $0.25 on the date of the bridge loan agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $500,000 on the note, and amortized $322,581 as interest expense through March 31, 2002. During the nine months ended December 31, 2002, we recorded interest expense for the remaining unamortized discount of $177,419. On May 7, 2002, HK Weaver converted the entire $500,000 note into 10 million shares of our common stock.

Also in connection with the bridge loan, we granted HK Weaver a three-year option to purchase two million shares of our common stock at an exercise price equal to the price per share paid by Innovations upon closing of the securities purchase agreement with Innovations, or $0.0448. The options began vesting in quarterly installments of 500,000 each, beginning on August 7, 2002.

Separation Agreement with Frederic W. Rittereiser

On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Frederic W. Rittereiser, that became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock to be registered with the first registration statement we file within 60 days of the effective date. According to the terms of the separation agreement, Mr. Rittereiser would also receive (i) a $50,000 payment within one year of the effective date and (ii) healthcare insurance paid by us for one year following the effective date. During the nine months ended December

31, 2002, we recorded a non-cash compensation charge of $720,000 related for the value of the shares issued. On July 3, 2002, we paid the final $50,000 payment to Mr. Rittereiser.

Purchase of KAA Shares by Weaver Capital Limited.

On January 30, 2002, we entered into an “Agreement For Sale And Purchase Of Shares in Respect of the Shares in Kingsway ATG Asia Limited” with HK Weaver. Pursuant to the agreement, we sold all of our KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note, effective as of May 7, 2002. On October 3, 2002, we entered into a “Deed of Novation” allowing HK Weaver to assign its rights under the agreements to Weaver Capital Limited, a wholly owned subsidiary of Weaver International Limited. The note is convertible into Weaver Capital or Weaver International common stock upon an IPO of either entity and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, we will receive Weaver Capital or Weaver International shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should neither Weaver Capital nor Weaver International shares not be listed on GEM by April 30, 2003, our sole recourse is to redeem the note and receive the return of our KAA shares. Because of the uncertainty as to whether an IPO of Weaver Capital or Weaver International will eventually occur, we have determined the fair value of our investment in KAA is $0, and we recorded a loss during the nine months ended December 31, 2002 of $189,653.

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

During the nine months ended December 31, 2002, the administrator awarded employees as a group 153,647,150 incentive stock options at an exercise price per share of eight cents ($0.08), and non-employee directors as a group 19,222,111 nonstatutory stock options at an exercise price per share of eight ($0.08) cents. The grants were all made with a standardized four (4)-year vesting schedule where 1/6th of each individual’s grant shall vest six months from the vesting commencement date, 1/6th shall vest one year from the vesting commencement date, and 2/9ths shall vest on each of the second, third, and fourth anniversary dates from the vesting commencement date, subject in each case to the individual optionee’s continuing to be affiliated with our company on such dates. On September 11, 2002 we also issued 4,755,528 stock options to Robert J. Warshaw, our interim Chief Executive Officer. Mr. Warshaw’s options became fully vested upon the hiring of our current Chief Executive Officer on October 9, 2002. Our stockholders approved the 2002 Option Plan at the annual meeting of stockholders held on September 13, 2002.

Meetings of Stockholders

At a special meeting of stockholders held on April 18, 2002, our stockholders approved proposals to (i) amend our certificate of incorporation to increase our authorized common stock from 100 million shares to one billion shares and (ii) amend our certificate of incorporation to clarify the circumstances under which certain business opportunities that may be brought to the attention of Innovations, OptiMark Holdings, Inc. (Holdings) or an officer or director of Vie, who simultaneously serves as an officer or director of Innovations or Holdings, shall be deemed to be opportunities of Vie, Innovations and Holdings.

At the annual meeting of stockholders held on September 13, 2002, our stockholders approved proposals to (i) elect nine directors to serve until the next annual meeting and until their successors have been duly elected and qualified; (ii) approve the 2002 Option Plan; and (iii) amend our certificate of incorporation to authorize a reverse stock split by October 31, 2002. The board determined it would not effect the reverse stock split at this time as a result of current market conditions and the expected negative impact on our stock price. The board may reconsider whether to implement a reverse stock split in the future, and would again seek stockholder approval to do so at that time.

Consulting Agreement with Arthur J. Bacci

On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the nine months ended December 31, 2002 related to the issuance of these shares.

Settlement of Final Arbitration Award

On April 30, 2002, we entered into a final settlement agreement with Matthew Saltzman, the former President of eMC, in connection with the arbitration award in the amount of $510,750 granted to Mr. Saltzman by the American Arbitration Association on January 14, 2002. Pursuant to the settlement, we agreed to pay an aggregate of $200,000 cash, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We made an additional payment of $100,000 and issued 400,000 shares of our common stock on May 7, 2002. Pursuant to the final settlement agreement we will pay a final payment of $50,000 together with interest accrued at a rate of 9% per annum on or before May 7, 2003. For such consideration, Mr. Saltzman executed a release and waiver of all claims against us, including without limitation, claims in connection with the arbitration. We accrued $54,125 and $266,000 related to the unpaid portion of the settlement as of December 31, 2002 and March 31, 2002, respectively.

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

As of December 31, 2002, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock.

Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also the Chief Executive Officer of OptiMark, Inc. (OptiMark), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. (Holdings), and is paid a base salary and a guaranteed bonus by OptiMark. We reimbursed OptiMark for the portion of Mr. Warshaw’s base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through October 9, 2002, we have reimbursed OptiMark $137,261 related to Mr. Warshaw’s compensation. We entered into an employment agreement with Mr. Warshaw effective September 15, 2002, whereby we also granted him 4,755,528 stock options at an exercise price of $0.08. The options became fully vested upon the employment of Dean Stamos, our current Chief Executive Officer, on October 9, 2002.

Also during the three months ended December 31, 2002, we agreed to purchase computer equipment and consulting services related to development of the VWAP trading system software from OptiMark for a total price of $222,622. We owed a balance of $72,622 to OptiMark for these purchases at December 31, 2002.

Investors’ Rights Agreement

On May 7, 2002, we also entered into an Investors’ Rights Agreement (the Rights Agreement) with Innovations. Pursuant to the Rights Agreement, Innovations acquired certain rights, including but not limited to: (i)

preemptive rights to subscribe to future sales of our common stock, (ii) registration rights and (iii) the right to designate a number of directors to our board of directors proportionate to Innovations’ ownership of our common stock. In addition, so long as Innovations holds at least 20% of our common stock, we have agreed that we will not take certain actions without Innovations’ prior approval, including, among other things, (i) the issuance of additional common stock (with certain exceptions), (ii) the repurchase or redemption of our securities, (iii) a merger, consolidation or sale of substantially all of our assets or (iv) engaging in any business other than the business we currently engage in. So long as Innovations has the right to appoint at least one director, certain actions by our board of directors cannot be taken without the approval of at least one of the directors appointed by Innovations. Such actions include, among other things, making capital expenditures in excess of certain limits, acquisitions or sales of assets with a value in excess of $50,000 within any fiscal year, incurring debt in excess of $100,000 (with certain exceptions) and repurchasing or redeeming our securities.

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

Indemnification Agreement

OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.), a wholly-owned subsidiary of Holdings (“Equities”), is a defendant in a litigation captioned Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey—Hudson County. Finova alleges, among other things, that Equities has effected fraudulent conveyances of certain assets of Holdings (the “Fraudulent Conveyance Claim”). Finova added us as a defendant in the case in May 2002. On May 7, 2002, we entered into an Indemnification Agreement with Equities whereby Equities has indemnified us from and against the entirety of any actions resulting from, arising out of, relating to, in the nature of, or caused by the Fraudulent Conveyance Claim.

OptiMark’s Control Over Vie’s Business Decisions And Board Of Directors

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

In addition, while Innovations owns at least 20% of our common stock, Innovations will retain certain veto rights over certain corporate decisions affecting us. See the description of the Rights Agreement set forth above.

Investment by SOFTBANK and DFJ ePlanet

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue convertible notes and warrants to purchase shares of our common stock. The loan agreement was executed by and between Vie and SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, and Draper Fisher Jurvetson ePlanet Ventures L.P., Draper Fisher Jurvetson ePlanet Partners Fund, LLC, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. The lenders are investors in Innovations, which controls a majority of our outstanding common stock. Directors designated by the lenders, these entities or their affiliates recused themselves from consideration of the loan agreement and the transaction. The loan agreement and the terms of the transaction were approved by a majority of disinterested directors.

In accordance with the loan agreement, we issued notes with an aggregate principal loan amount of $1.4 million to the SOFTBANK entities, and issued notes with an aggregate principal loan amount of $1 million to the DFJ ePlanet entities. Each Lender’s note is due and payable on May 4, 2006 and accrues simple interest at 8% per annum. We may prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes are subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC International Investors, LDC (RGC) to the extent required by the terms of the RGC note. The lenders may convert all or any portion of the outstanding loan amount into shares of our common stock at an initial conversion price of $0.0448 per share, subject to certain adjustments. (See Note 2, Recent Developments.)

Separation Agreement with Frederic W. Rittereiser

On April 15, 2002, we entered into a separation agreement with Frederic W. Rittereiser, our former Chief Executive Officer, that became effective as of May 7, 2002. (See Note 2, Recent Developments.)

Adirondack Capital, LLC

In 1997, we retained Adirondack Capital, LLC (Adirondack) to provide investment banking and financial advisory services. K. Ivan F. Gothner, a member of our board of directors through May 7, 2002, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $80,000 during the nine months ended December 31, 2001. We terminated the consulting agreement with Adirondack effective December 1, 2001, and therefore did not pay any consulting fees to Adirondack during the current period. Mr. Gothner received a monthly board retainer through May 7, 2002 when he resigned from the board of directors.

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

4.    NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock issuances is not included in diluted earnings per share for the three- and nine- month periods ended December 31, 2002 and 2001 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

5.    COMPREHENSIVE LOSS

Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $2,824,060 and $3,048,534, respectively, for the three months ended December 31, 2002 and 2001, and $9,890,648 and $9,951,351, respectively for the nine months ended December 31, 2002 and 2001, respectively.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. We will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with the year ending March 31, 2003.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 147). SFAS 147 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” Statement 147 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of at the date of an entity’s commitment to an exit plan.

In May 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. SFAS 145 does not have a material impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vie Financial Group, Inc., formerly The Ashton Technology Group, Inc., was formed as a Delaware corporation in 1994. Vie Financial Group and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. Through our automated trading platform we remove human elements of the trading and order execution process, eliminating information leakage. Our objective is to provide clients with high-performance electronic trading that is fast, efficient and nearly invisible to the market.

We conduct our business primarily through the following operating subsidiaries:

•	Vie Securities, LLC (formerly ATG Trading, LLC)
•	Vie Institutional Services, Inc. (formerly Croix Securities, Inc.)

Vie Institutional Services was formed in February 1999 as a broker-dealer registered with the Philadelphia Stock Exchange and the National Association of Securities Dealers (NASD). Vie Institutional Services provides liquidity for block trades to our buy-side institutional clients through our volume-weighted average price (VWAP) trading products, direct access service, and market-on-close products. We anonymously match customers’ orders with liquidity from various providers, thereby protecting our client trade information. Since May 2002, we launched four new trading products including Limit VWAP, Point-to-Point VWAP, Market on Close and Best Efforts VWAP. We operate Vie Institutional Services as an agency broker that matches buy-side institutional orders with other buy-side or liquidity provider orders. We collect commissions from our customers and pay fees to our liquidity providers on a per share basis.

Vie Securities was formed in July 2000 as a broker-dealer engaged in proprietary trading. On September 19, 2002, Vie Securities received approval to operate as a member of the NASD. Through Vie Securities, we are implementing our proprietary trading algorithm that allows us to minimize our cost of providing guaranteed liquidity at the VWAP to our broker-dealer customers, including Vie Institutional Services, and specialized trading firms.

We are a subsidiary of OptiMark Innovations, Inc., a Delaware corporation, and an indirect subsidiary of OptiMark Holdings, Inc., a Delaware corporation. On May 7, 2002, Innovations acquired approximately 88% of our outstanding shares of common stock, and we issued a senior secured convertible note to Innovations for $2,727,273, which is convertible into 58,870,757 shares of our common stock. Assuming conversion of this note, Innovations would own approximately 89% of our common stock. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Pursuant to an Investors’ Rights Agreement, Innovations has the right to approve certain significant corporate matters such as (i) the issuance of additional shares of common stock; (ii) the repurchase or redemption of our securities; (iii) a merger, consolidation, or sale of substantially all of our assets; or (iv) our involvement in any business other than our current line of business.

As a result of the transaction with OptiMark Innovations, as more fully described in the notes to the unaudited consolidated financial statements, we have made substantive changes to our existing business model and operation of our subsidiaries, including deploying the majority of our resources to Vie Institutional Services, Inc. and Vie Securities LLC in order to 1) expand the trading products we offer to our customers, 2) expand the universe of securities in which we provide liquidity, 3) develop and implement a proprietary trading algorithm which allows us to provide guaranteed liquidity to our customers at the VWAP, and 4) lower our total cost of executing, clearing and settling trades. Revenues for the quarter ended December 31, 2002 have increased by $246,158 or 42% from the previous quarter ended September 30, 2002. We have successfully launched four new trading products and implemented our trading algorithm and related proprietary technology, allowing us to optimize the allocation of orders to our liquidity sources and execute trades electronically.

On October 9, 2002, we hired Dean Stamos as our Chief Executive Officer. Mr. Stamos is co-founder and the former president of NYFIX Millennium, a New York-based alternative trading system and registered broker-dealer. Also on October 9, 2002, we began the launch of our new identity with the announcement of our name change to Vie Financial Group, Inc. from The Ashton Technology Group, Inc. We also changed the name of our subsidiaries, Croix Securities, Inc. and ATG Trading, LLC to Vie Institutional Services, Inc. and Vie Securities, LLC, respectively.

Since our inception we have not realized an operating profit and have reported significant losses. Our business is subject to significant risks, as discussed further in the section entitled “Additional Factors That May Affect Future Results.”

For the Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

We incurred a net loss from continuing operations totaling $2,823,939, or $0.00 per share, for the three months ended December 31, 2002, compared to $3,031,012 or $0.06 per share, for the three months ended December 31, 2001. The decrease is primarily due to a decrease in brokerage, clearing and exchange fees and selling, general and administrative expenses during the current year period.

Our revenues totaled $830,119 for the three-month period ended December 31, 2002, and $750,296 for the three-month period ended December 31, 2001. 100% of the revenues in the current year period were from securities commissions on trades executed through Vie Institutional Services, while the revenues in the prior year also included fees from the operation of the eVWAP system. The increase in revenues for the three months ended December 31, 2002 compared to the same period last year is the result of higher average commission rates per share in the current period, partially offset by fewer shares traded. eVWAP has a substantially lower fee structure than the commission structure in place for the Vie Institutional Services guaranteed liquidity program we currently offer, and we have not traded through the eVWAP system during the current period. We continue to focus on building profitable volume, expanding our relationships with liquidity providers, and refining the results of our proprietary trading algorithm, all in accordance with our new business model. Approximately 68% of the revenues during the three-month period ended December 31, 2002 were from transactions with two customers, while approximately 85% of the revenues during the three-month period ended December 31, 2001 were from transactions with two customers.

Salaries and employee benefits decreased slightly to $1,423,891 for the three-month period ended December 31, 2002 from $1,425,213 for the three-month period ended December 31, 2001. During the three-month periods ended December 31, 2002 and 2001, we employed an average of 42 and 39 employees, respectively.

Professional fees increased 136.7% to $368,678 during the three months ended December 31, 2002 from $155,753 during the three months ended December 31, 2001. The increase was primarily a result of an increase in legal expenses, consulting, and recruiting costs. Legal expenses increased $64,896 for the period, and we recognized $296,234 in legal costs as a reduction to additional paid-in capital related to the closing of the Innovations transaction during the three months ended December 31, 2002. We paid $122,622 in consulting fees to OptiMark for development of software related to our VWAP trading system during the current period. Recruiting costs of $31,286 were incurred in the three months ended December 31, 2002 related to the hiring of our Chief Executive Officer, while no such costs were incurred in the prior year period.

Brokerage, clearing and exchange fees decreased 46.2% to $403,900 for the three months ended December 31, 2002 from $751,152 for the three months ended December 31, 2001. This decrease is a result of a decrease in certain clearing and execution costs per share, and fewer fees paid to third party liquidity providers.

Depreciation for the three-month period ended December 31, 2002 decreased 6.4% to $208,750 from $222,920 for the three-month period ended December 31, 2001. Capital expenditures increased to $107,732 for the three months ended December 31, 2002 compared to $0 in the same period last year, as a result of computer equipment purchased from OptiMark during the period.

We recorded a loss on proprietary trading activities of $114,522 and $747 during the three months ended December 31, 2002 and 2001, respectively. The loss on trading in the current period related to the use of our VWAP algorithm to offer liquidity to our customers, whereas we used external liquidity providers almost exclusively in the same period last year. The costs paid to external liquidity providers are included in brokerage, clearing and exchange fees.

Selling, general and administrative expenses decreased 4.5% to $789,751 for the three months ended December 31, 2002 from $827,203 for the three months ended December 31, 2001. The decrease is primarily a result of decreases in communications expenses, travel, meals and entertainment, marketing, and other costs, partially offset by increases in insurance premiums and software licensing fees. Communications expenses decreased $68,869 or 32% due to the cancellation or renegotiation of various contracts. Travel, meals and entertainment costs decreased $36,520 or 38% as a result of our focus on reducing such costs. Marketing and advertising expenses decreased by $40,211 or 87%, due primarily to non-recurring costs incurred last year. Insurance premiums increased by $120,933 or 94% as a result of increased directors’ and officers’ coverage, higher premiums, and an additional policy covering the directors who resigned from the board of directors upon the completion of the transactions with Innovations for one year. We paid $75,000 during the three months ended December 31, 2002 in connection with a license agreement related to our VWAP trading algorithm.

Interest income decreased to $8,380 for the three months ended December 31, 2002 from $8,928 for the three months ended December 31, 2001, primarily as a result of lower interest rates.

Interest expense of $351,972 for the three months ended December 31, 2002 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations on May 7, 2002, and $163,348 related to the secured convertible notes with RGC (see “Notes to Unaudited Consolidated Financial Statements”).

Other expense for the three-month periods ended December 31, 2002 and 2001 was $0 and $551,815, respectively. The December 31, 2001 expense includes a charge of $515,600 related to the arbitration award in favor of the former president of eMC. The award was granted by the American Arbitration Association on January 14, 2002 related to the arbitration proceedings between Ashton and eMC’s former president regarding his employment contract. The charge includes the award of $510,750 and related expenses of $4,850. Other expense for the three months ended December 31, 2001 also includes a loss of $36,215 on a note receivable from CSI.

Equity in (loss) income of affiliates amounted to ($974) and $262,580 for the three-month periods ended December 31, 2002 and 2001, respectively. The current period amount relates to the write-down of our investment in Gomez in accordance with the equity method of accounting. The prior year amount represents our portion of the net income of KAA, an equity investment, which was primarily a result of realized gains on the trading portfolio.

For the Nine Months Ended December 31, 2002 Compared to the Nine Months Ended December 31, 2001

We incurred a net loss from continuing operations totaling $9,889,808, or $0.02 per share, for the nine months ended December 31, 2002, compared to $10,545,464 or $0.32 per share, for the nine months ended December 31, 2001. The decrease is primarily due to a decrease in salaries, professional fees, brokerage, clearing and exchange fees, losses on trading activities, and general and administrative costs, offset by increases in non-cash compensation, interest expense, and other non-operating expenses.

Our revenues totaled $1,668,061 for the nine-month period ended December 31, 2002, and $2,162,760 for the nine-month period ended December 31, 2001. 100% of the revenues in the current year period were from securities commissions on trades executed through Vie Institutional Services, while the revenues in the prior year also included fees from the operation of the eVWAP system. The decrease in revenues for the nine months ended December 31, 2002 compared to the same period last year is the result of fewer shares traded, partially offset by higher commissions per share in the current period. We recognized higher commissions per share because eVWAP has a substantially lower fee structure than the commission structure in place for the Vie Institutional Services guaranteed liquidity program we currently offer, and we have not traded through the eVWAP system during the current period. We continue to focus on building profitable volume, expanding our relationships with liquidity providers, and refining the results of our proprietary trading algorithm, all in accordance with our new business model. Approximately 76% of the revenues during the nine-month period ended December 31, 2002 were from transactions with two customers, while approximately 75% of the revenues during the nine-month period ended December 31, 2001 were from transactions with two customers.

Salaries and employee benefits decreased 4.9% to $4,137,918 for the nine-month period ended December 31, 2002 from $4,349,846 for the nine-month period ended December 31, 2001. The decrease was primarily due to a decrease in the number of employees. During the nine-month periods ended December 31, 2002 and 2001, we employed an average of 42 and 50 employees, respectively.

We recorded a non-cash compensation charge of $720,000 during the nine months ended December 31, 2002 for the cost of shares issued to Frederic W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

Professional fees decreased 20.6% to $1,074,525 during the nine months ended December 31, 2002 from $1,353,656 during the nine months ended December 31, 2001. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel working on the development of our trading systems and the elimination of monthly fees paid to our board of directors as of September 2001, partially offset by an increase in legal expenses and recruiting fees. Consulting and temporary personnel decreased to $349,313 for the nine months ended December 31, 2002 from $837,580 during the nine months ended December 31, 2001. Legal fees increased 69% to $431,531 during the nine months ended December 31, 2002 from $255,378 during the three months ended December 31, 2001. Recruiting fees of $152,811in the nine months ended December 31, 2002 related to the hiring of our Chief Executive Officer were not incurred in the same period last year.

Brokerage, clearing and exchange fees decreased to $1,151,915 for the nine months ended December 31, 2002 from $2,502,9442 for the nine months ended December 31, 2001. This decrease is a result of a decrease in certain clearing and execution costs per share, and fewer fees paid to third party liquidity providers.

Depreciation for the nine-month period ended December 31, 2002 decreased 9.7% to $636,578 from $705,091 for the nine-month period ended December 31, 2001. Capital expenditures increased to $177,849 for the nine months ended December 31, 2002 compared to $142,585 in the same period last year.

We recorded a loss on proprietary trading activities of $265,866 and $375,479 during the nine months ended December 31, 2002 and 2001, respectively. We began trading in July 2002 through Vie Securities after being inactive since January 2002, to test our proprietary VWAP algorithm and to offer liquidity to Vie Institutional Services on a limited basis. $134,260 of the loss during the nine months ended December 31, 2002 was related to the algorithm testing, and the balance represents the cost of providing liquidity to Vie Institutional Services for its customers.

Selling, general and administrative expenses totaled $2,250,351 and $2,508,030 for the nine months ended December 31, 2002 and 2001, respectively. The 10.3% decrease is primarily a result of a decrease in occupancy expenses, communication expenses, and travel and entertainment expenses. Occupancy expenses decreased $155,330 or 23% due primarily to the renegotiation of our lease at 1900 Market Street in Philadelphia. Our communications expenses decreased approximately $149,160 or 27% due to the cancellation or renegotiation of various contracts. Travel and entertainment expenses decreased by approximately $137,638 or 51% due to less traveling and a focus on decreasing such costs during the period. Insurance premiums increased $284,041 or 68% as a result of increased directors’ and officers’ coverage, higher premiums, and an additional policy covering the directors who resigned from the board of directors upon the completion of the transactions with Innovations for one year.

Interest income decreased to $44,717 for the nine months ended December 31, 2002 from $99,376 for the nine months ended December 31, 2001, as a result of the lower interest rates and lower average cash and cash equivalents balances.

Interest expense of $1,132,668 for the nine months ended December 31, 2002 was comprised primarily of $485,565 related to the secured convertible note that we executed with Innovations on May 7, 2002, $423,147 related to the secured convertible notes with RGC and $177,419 on the short-term note with HK Weaver (see “Notes to Unaudited Consolidated Financial Statements”). Interest expense of $205,976 for the nine months ended December 31, 2001 was related to the secured convertible note that we executed with RGC on July 10, 2001.

Other expense for the nine months ended December 31, 2001 includes a charge of $515,600 related to the arbitration award in favor of the former president of eMC, a loss of $36,215 on the note receivable from CSI, and a $500,000 loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

Equity in (loss) income of affiliates amounted to ($233,852) and $251,485 for the nine-month periods ended December 31, 2002 and 2001, respectively. The amount in 2002 represents the write off of our investment in KAA of $189,653 and the write-down of our investment in Gomez of $44,200. The amount in 2001 represents our portion of the net income of KAA.

Discontinued Operations

On March 29, 2001, after being unable to find external funding or consummate a sale of our majority-owned subsidiary eMC to a third party, eMC’s board of directors voted to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

We recognized a loss on the discontinued operations of eMC of $840 during the nine months ended December 31, 2002, compared to a loss of $6,943 and a gain on the disposal of eMC of $601,267, or net income of $0.02 per share during the nine months ended December 31, 2001. The gain on the disposal of eMC during the nine months ended December 31, 2001 was a result of liabilities settled during the period.

Liquidity and Capital Resources

At December 31, 2002, we had total assets of $5,915,352 compared to $2,786,631 at March 31, 2002. Current assets at December 31, 2002 totaled $4,542,546 and current liabilities from continuing operations were $1,055,033. Stockholders’ deficiency decreased to $1,817,227 at December 31, 2002 from $4,284,276 at March 31, 2002 due primarily to the equity investments made by Innovations, SOFTBANK, and DFJ ePlanet.

At December 31, 2002, our principal source of liquidity was cash and cash equivalents of $4,093,564, compared to cash and cash equivalents of $635,087 at March 31, 2002. The increase in cash and cash equivalents is primarily a result of the investments by Innovations, SOFTBANK, and DFJ ePlanet.

We believe our current cash position of $4,093,564 will be sufficient to fund our operations until we are able to generate sufficient revenues to fund our operations. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

Included in our cash balance is approximately $1.7 million which is invested in the net capital of our broker-dealer operations. We believe that our current cost structure and level of net capital are sufficient to allow us to expand our business as planned and to achieve our targeted revenues, however there is no assurance that we will be able to do so. If necessary, we may seek to further reduce our cost structure or use a portion of our excess net capital to fund our operations. If we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We are seeking to raise additional financing which could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

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

Investment by SOFTBANK and DFJ ePlanet

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue notes and warrants to the lenders. The loan agreement was executed by and between Vie and SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a

Delaware limited partnership (SOFTBANK), and Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet). The lenders are investors in entities that own or control a majority of our outstanding common stock. The lenders may convert all or any portion of the outstanding loan until their maturity on May 4, 2006 into shares of our common stock at a conversion price of $0.0448 per share, subject to certain adjustments.

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

Risks Related to Our Financial Condition

If demand for our products and services fails to grow, we may never achieve profitability

We have never realized an operating profit and have reported significant losses. As of December 31, 2002, we have accumulated losses of approximately $94.3 million. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

We were founded in 1994 as a development stage company. We derived all of our revenues in the three-and nine- month periods ended December 31, 2002 on a per transaction basis for securities trades executed through our broker-dealer subsidiaries. Approximately 76% of the revenues during the nine months ended December 31, 2002 were from transactions with two customers. We can give no assurance that we will successfully develop additional products or obtain additional customers, or that the marketplace will accept any new products we are able to develop. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to respond to regulatory and technological changes and customer demands. If demand for our products and services fails to grow at the rate we anticipate and we are unable to increase revenues, then our business, financial condition and operating results will be materially and adversely affected.

We may need additional financing to fund our operations and strategic initiatives

We believe that our cash should be sufficient to fund our operations until we are able to generate sufficient revenues to fund our operations. Our cash position as of December 31, 2002 is $4,387,051. Included in our cash balance is approximately $2.3 million which is invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. If necessary, we may seek to use a portion of our excess net capital to fund our operations. However, if we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We are seeking to raise additional financing which may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us or be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

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

We are subject to net capital requirements that could limit our operations

A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand as planned or to maintain our present levels of business, which could have a material adverse effect on our operating results. The SEC and the NASD have strict rules that require each of our broker-dealer affiliates to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may impose sanctions, including suspending or revoking our broker-dealers’ registrations or memberships. Also, a change in the net capital rules, the imposition of new rules, a change in interpretation of the rules, or any unusually large charge against our net capital could limit our operations. In addition, the net capital requirements limit our ability to transfer funds from our broker-dealer affiliates to the parent company, which may affect our ability to repay our debts or fund our operations.

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

•	On April 26, 2002, we received a draft complaint from counsel for two shareholders of Universal Trading Technologies Corporation (UTTC), one of our subsidiaries, that named as defendants Vie

Financial Group, UTTC, Innovations and specified present and former directors of UTTC. The draft complaint purports to assert claims arising, among other things, from purported pledges by us of UTTC’s intellectual property and the creation of joint ventures that are claimed to have used UTTC’s intellectual property, allegedly without compensation to UTTC or its shareholders. Among other claims, the draft complaint also purports to state claims for breach of fiduciary duty arising out of offers, which were not accepted, to acquire the shares of UTTC from these shareholders at a price that was allegedly too low. To our knowledge, the draft complaint has not yet been filed.

•	Our publicly traded Warrants expired on May 2, 2002. Under the Warrant Agreement dated as of May 7, 1996 with North American Transfer Co., as Warrant Agent, we were required to notify the Warrant Agent and the registered holders of the Warrants of specified adjustments to the exercise price of the Warrants and shares deliverable upon exercise of the Warrants. We failed to provide the Warrant Agent or the registered holders of the Warrants with required notices of adjustments to the exercise price that resulted from multiple issuances or deemed issuances of shares of common stock below the then current market price (as defined in the Warrant Agreement). To date, no claims related to the Warrant Agreement have been asserted.

•	On May 20, 2002, Finova filed a motion to add Vie Financial Group as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey—Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by us from Innovations pursuant to the Purchase Agreement. Finova has been successful in its motion to add us as a defendant. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify us from any claims relating to the alleged fraudulent conveyance. If we are found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

Risks Related to Your Investment in Our Common Stock

Sales of our shares by Innovations and other stockholders may depress our stock price

Our principal stockholder, Innovations owns 608,707,567 shares of our common stock and has rights to acquire an additional 52,870,757 shares upon conversion of a note. Pursuant to an agreement with Innovations, we may be obligated to register the resale of these shares of common stock under certain conditions. SOFTBANK and DFJ ePlanet also have rights to acquire 53,571,429 shares of our common stock upon conversion of notes and an additional 8,928,571 shares of our common stock upon exercise of warrants. In addition, we have certain contractual obligations to register the resale of additional shares of common stock owned by other stockholders. The future public sale of our common stock by Innovations and other stockholders that may control blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible note, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

Innovations currently holds a note that entitles it to acquire an additional 52,870,757 shares of common stock upon conversion of the note, and SOFTBANK and DFJ ePlanet hold notes that entitle them to acquire an aggregate of 53,571,429 shares upon conversion of their notes. In addition, as of December 31, 2002, we have outstanding options and warrants that may be exercised for an aggregate of 200,745,174 shares of common stock. If Innovations exercises its conversion rights to acquire the shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

Your common stock may be adversely affected by our delisting from the Nasdaq National Market

On November 7, 2001, our common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. Our stock was delisted as a result of our inability to maintain compliance with the minimum net tangible assets/ shareholders’ equity requirement for continued listing on the Nasdaq National Market as required by Nasdaq Marketplace Rules. Our delisting could have an adverse effect on the liquidity of our common stock and upon your ability to obtain an accurate quotation as to the price of our common stock. In addition, it could be more difficult for us to raise funds through future offerings of common stock.

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

Risks Related to Our Management

Recent management changes will impact our business direction

Our future success depends upon the experience, skills and working relationship of our new management team. On October 9, 2002, we hired Dean Stamos to be our new Chief Executive Officer. We also have a new President and Chief Operating Officer, and a new Chief Financial Officer. The near-term success of our business will depend on the successful integration of these new members of our management team. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals. Our ability to operate successfully may be jeopardized if we are unable to attract and retain skilled management and personnel to conduct our business.

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

Our principal stockholder exercises control over all matters submitted to a vote of stockholders and may not act in the interests of our other stockholders

Our principal stockholder, Innovations, owns 608,707,567 shares of our common stock and has rights to acquire an additional 52,870,757 upon conversion of a note. Innovations’ holdings represent approximately 88% of our outstanding capital stock, and approximately 89% of our outstanding common stock assuming conversion of the convertible note. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

•	the composition of our board of directors and, through it, decisions with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	acquisition or disposition of assets;

•	our capital structure;

•	payment of dividends on our common stock; and

•	other aspects of our business direction and policies.

As a result of Innovations’ control, potential acquirers may be discouraged from seeking to acquire control through the purchase of our common stock, which could have a depressive effect on the price of our securities and will make it less likely that stockholders receive a premium for their shares as a result of any such attempt.

In addition, as long as Innovations owns at least 20% of our common stock, Innovations will retain control over certain corporate decisions affecting us, including:

•	the issuance of shares of our common stock (with certain exceptions);

•	the repurchase or redemption of our securities;

•	a merger, consolidation or sale of substantially all of our assets; and

•	any changes in our business direction.

As disclosed in a Schedule 13D filed by OptiMark Holdings, Inc. on May 17, 2002, OptiMark Holdings, Inc., OptiMark, Inc., a subsidiary of OptiMark Holdings, Inc., and the other stockholders of Innovations have entered into an agreement whereby the parties agreed to use their best efforts to consummate a merger of Innovations with and into Vie Financial Group. Pursuant to the agreement, upon consummation of the merger, each stockholder of Innovations would receive the number of shares of our common stock proportionate to such stockholder’s interest in Innovations prior to the merger. The agreement contemplates that the merger shall take place any time after December 31, 2003, but not later than December 31, 2008.

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

Software “bugs,” errors and malfunctions may expose us to losses

Complex software such as ours often contains undetected errors, defects or imperfections. These bugs could result in service interruptions or other problems for us and our customers. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. In addition, because our products often work with software developed by others, including vendors and customers, bugs in others’ software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors’ products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers. Problems regarding our VWAP trading algorithms, which we use to provide proprietary trading commitments, could result in material tracking errors and in significant proprietary trading losses.

Our networks may be vulnerable to security breaches

Our networks may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our customers’ confidential information or cause interruptions or malfunctions in our operations. The secure transmission of confidential information over public networks is a critical element of our operations. We have not in the past experienced network security problems. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We can provide no assurance that our current or future security measures will protect against all security risks in the future.

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

Our competitive position may be adversely affected by others’ unauthorized use of our intellectual property

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

Risks Related to Our Industry

We are subject to risks associated with the securities industry generally

The securities business is subject to various risks, including customer default, employees’ misconduct, errors and omissions by traders and order takers, and litigation. These risks are often difficult to detect beforehand or to deter. Losses associated with these risks could have a material adverse effect on our business, financial condition and operating results.

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

Our industry is highly competitive

The SEC’s regulations governing alternative trading systems have lowered the barriers to entering the securities trading markets. We face competition from traditional securities exchanges, which could establish similar trading systems in an attempt to increase or retain their respective trade volumes. We also face competition from other alternative trading systems and leading brokerage firms offering similar trade execution services. In particular, our guaranteed liquidity program competes with services provided by traditional broker-dealers, proprietary trading firms such as Susquehanna, Timberhill/Interactive Brokers, and alternative trading systems established by companies such as Investment Technology Group, Instinet and Bloomberg.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various management tools to monitor our exposure to market risks. Our exposure to market risk has not changed materially from that described in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2002. For a further discussion of our market risks and risk management policy, refer to Item 7AQuantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of our management. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and timely report information required to be disclosed by the Company under the Securities Exchange Act of 1934.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On May 20, 2002, Finova added us as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey—Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets we acquired from Innovations pursuant to our securities purchase agreement with them. Pursuant to an indemnification agreement OptiMark US Equities, Inc. will indemnify us from any claims relating to the alleged fraudulent conveyance. If we are found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

None.

(B)	Reports on Form 8-K

A current report on Form 8-K was filed on November 14, 2002 that included Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure.”

A current report on Form 8-K was filed on January 3, 2003 that included Item 5. “Other Events.”

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vie Financial Group, Inc. (Registrant)

Date:	February 14, 2003	By:	/s/ James S. Pak
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

/s/ Dean Stamos

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

/s/ James S. Pak

James S. Pak

Chief Financial Officer