Form 10-K
period 2003-03-31
VIE FINANCIAL GROUP INC
filed 2003-06-30
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11747

VIE FINANCIAL GROUP, INC.

(formerly The Ashton Technology Group, Inc.)

Delaware	22-6650372
(State of incorporation)	(I.R.S. ID)

1835 MARKET STREET, SUITE 420

PHILADELPHIA, PENNSYLVANIA 19103

(215) 789-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value	OTC Bulletin Board
(Title of class)	(Name of exchange on which registered)

Aggregate market value of the voting stock held by non-affiliates of the Registrant by September 30, 2002:	Number of shares outstanding of the Registrant’s Class of common stock at June 27, 2003:
$4,148,363	692,974,817

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)  Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2003 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

VIE FINANCIAL GROUP, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this document constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	our ability to become profitable;

•	availability and terms of capital to fund our operations;

•	our dependence on arrangements with our clearing firm, external liquidity providers, execution venues and self-regulatory organizations;

•	changes in business strategy or development plans;

•	our dependence on proprietary technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	industry trends;

•	competition;

•	our ability to develop markets for our products;

•	our ability to develop intended future products;

•	availability of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other risk factors referred to in this Form 10-K under the heading “Additional Factors That May Affect Future Results”.

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

In this Form 10-K, the terms “Vie,” “we,” “our” and “us” refer to Vie Financial Group, Inc. and its subsidiaries, unless the context suggests otherwise.

Overview of Our Business

Vie Financial Group, Inc. (formerly The Ashton Technology Group, Inc.) and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. We strive to remove the human element from the trading and order execution process in order to eliminate information leakage. Our objective is to provide our clients with high-performance electronic trading that is fast, efficient and nearly invisible to the market.

Our principal subsidiaries include:

•	Vie Securities, LLC

•	Universal Trading Technologies Corporation and its subsidiaries:

•	Vie Institutional Services, Inc.

•	REB Securities, Inc.

Vie Financial Group, Inc. was formed as a Delaware corporation in 1994. Vie’s subsidiary Universal Trading Technologies Corporation (UTTC) was incorporated in February 1995 with the business objective of designing, developing and utilizing products for the securities trading market. In September 1995, UTTC entered into an agreement with the Philadelphia Stock Exchange to employ its Universal Trading System (later renamed eVWAP) as a facility of the Exchange through its subsidiary REB Securities. eVWAP was a fully automated system that permitted market participants to trade eligible securities before the market open at the volume-weighted average price (VWAP) for the day. The VWAP is a widely accepted benchmark used by broker-dealers and institutional traders, and is derived from adding up the dollars traded for each transaction during a specified interval of time and then dividing by the total shares traded during the interval. In August 1999, we launched eVWAP, which was our primary product offering through the fiscal year ended March 31, 2002. Our last trade through the eVWAP system was in March 2002, and on November 29, 2002, we mutually agreed with the Philadelphia Stock Exchange not to seek an extension of the eVWAP pilot facility. Our current product offering consists of VWAP and other trade execution services which we provide through our broker-dealer subsidiaries Vie Institutional Services, Inc. and Vie Securities, LLC.

Vie Institutional Services was formed in February 1999 as a broker-dealer registered with the Philadelphia Stock Exchange and the National Association of Securities Dealers (NASD). Vie Institutional Services provides liquidity for block trades to our buy-side institutional clients through our VWAP trading products, direct access service, and market-on-close products. We anonymously match customers’ orders with liquidity from various providers, thereby protecting our client trade information. Since May 2002, we launched four new trading products including Limit VWAP, Point-to-Point VWAP, Best Efforts VWAP and Market on Close. We operate Vie Institutional Services as an agency broker that matches buy-side institutional orders with other buy-side or liquidity provider orders. We collect commissions from our customers and pay fees to our liquidity providers on a per share basis.

Vie Securities began operating in July 2000 as a proprietary trading broker-dealer registered with the Philadelphia Stock Exchange. On September 19, 2002, Vie Securities received approval to operate as a member of the NASD. Through Vie Securities, we operate our proprietary trading algorithm, which allows us to provide liquidity at the VWAP to our broker-dealer customers, including Vie Institutional Services, and specialized trading firms. Using our trading algorithm, we attempt to achieve the VWAP of the securities we trade in order to minimize our cost of providing liquidity to our customers. We also collect commissions from our broker-dealer customers on a per share basis.

During the year ended March 31, 2003 three customers, including a money manager, a hedge fund, and a broker-dealer, accounted for approximately 33%, 22% and 10%, respectively of our revenues. Although our revenues for the fiscal year were concentrated among these three customers, our customer base is susceptible to frequent change. Our customer arrangements are not contractual, so customers are free to trade with multiple service providers. Further, there is intense competition in the market for VWAP trade execution services. Because our customers trade with us at will, and their relationship with us can be terminated at any time, we have no control over whether our current customers will continue to do business with us. Although we believe our customer base will be less concentrated during the fiscal year ended March 31, 2004, if we are unable to maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and operating results.

We are a subsidiary of OptiMark Innovations Inc., a Delaware corporation. On May 7, 2002, Innovations acquired approximately 88% of our outstanding shares of common stock, and we issued a senior secured convertible note to Innovations for $2,727,273, which is convertible into 52,870,757 shares of our common stock. Assuming conversion of this note, Innovations would own approximately 89% of our common stock. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Pursuant to an Investors’ Rights Agreement, Innovations has the right to approve certain significant corporate matters such as (i) the issuance of additional shares of common stock; (ii) the repurchase or redemption of our securities; (iii) a merger, consolidation, or sale of substantially all of our assets; or (iv) our involvement in any business other than our current line of business.

On October 9, 2002, we hired Dean Stamos as our Chief Executive Officer. Mr. Stamos is co-founder and the former president of NYFIX Millennium, a New York-based alternative trading system and registered broker-dealer. Also on October 9, 2002, we launched our new identity with the announcement of our name change to Vie Financial Group, Inc. from The Ashton Technology Group, Inc. We also changed the name of our subsidiaries, Croix Securities, Inc. and ATG Trading, LLC to Vie Institutional Services, Inc. and Vie Securities, LLC, respectively.

We have recognized recurring operating losses since our inception and have financed our operations primarily through the issuance of equity securities. As of March 31, 2003, we had an accumulated deficit of $96,513,500 and stockholders’ deficiency of $4,039,795, which raises doubt as to our ability to continue as a going concern. We have developed a plan that we believe will enable us to continue operating until we are able to generate sufficient revenues to fund our operations. Our primary initiatives include reducing the cost of providing liquidity to our customers, reducing our current operating expenses and streamlining our corporate structure. There is no assurance however that the plan will be successful.

Our principal executive offices are at 1835 Market Street, Suite 420, Philadelphia, Pennsylvania 19103. Our telephone number is (215) 789-3300. Our website is www.viefinancial.com. Information on our website does not constitute part of this document.

Other Affiliates

Ashton Technology Canada, Inc.

Ashton Technology Canada, Inc. is one of our majority-owned subsidiaries. On December 20, 1999, we entered into an agreement to create Ashton Canada to develop, market and operate intelligent matching, online transaction systems and distribution systems for use by U.S. and Canadian financial intermediaries. On June 8, 2000, Ashton Canada entered into an agreement with the Toronto Stock Exchange to market, deploy, and operate our proprietary eVWAP, as a facility of the Toronto Stock Exchange for Canadian securities. On January 12, 2001, the Ontario Securities Commission approved an amendment to the Rules and Policies of the Toronto Stock Exchange, allowing the implementation of eVWAP as a facility of the Toronto Stock Exchange and allowing participating organizations and eligible institutional clients access to the eVWAP facility. The Toronto Stock Exchange deferred implementing eVWAP in 2002, and Ashton Canada reduced its expenses and staffing to address the reduced prospects for near-term revenues from such a facility.

On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under the June 7, 2000 agreement to introduce the eVWAP trading system. The arbitration claim states that Ashton Canada designed, developed and was prepared to deploy eVWAP as a facility of the primary Canadian exchange when the Toronto Stock Exchange circumvented the deployment of eVWAP without proper excuse. The Ashton Canada arbitration claim was filed in Toronto, Ontario and seeks substantial damages.

Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange.

Electronic Market Center, Inc. (Discontinued Operations)

We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. In April 2000, Vie’s board of directors agreed to fund eMC’s initial development efforts. After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC’s board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC’s results are reflected as discontinued operations in the consolidated financial statements for all periods presented.

Products

We believe VWAP has worldwide recognition as a benchmark used by broker-dealers and buy-side institutions to measure traders’ performance. VWAP is derived from adding up the dollars traded for each transaction during a specified interval of time and then dividing by the total shares traded during the interval. Our VWAP products were developed to help our customers meet this widely accepted yet difficult to achieve benchmark. Our VWAP products include the following:

•	Full-Day VWAP

With Full-Day VWAP, traders can execute large transactions prior to market open and lock in the VWAP for their buy and sell orders. This product permits short sales that are exempt from the SEC’s up-tick rules for a large group of listed securities.

•	Limit VWAP

This unique and flexible product significantly reduces trade execution risk by allowing customers to achieve limit order protection and anonymity for large blocks that are incrementally filled using VWAP tracking algorithms. With Vie Limit VWAP, a customer can place an order to buy at the VWAP benchmark without exceeding a price specified by the buyer in advance. Conversely, the Limit VWAP also allows a customer to sell at the VWAP benchmark without going below a pre-specified price. Vie Limit VWAP is designed not to go outside of the boundaries of the customer’s price.

•	Point-to-Point VWAP

This product gives traders the flexibility to benchmark off the VWAP in fifteen-minute intervals during the trading day. A sample Point-to Point VWAP trade can be placed at 11:15 am and end at 3:45 pm. Buy and sell orders for each point-to-point session are priced at the primary market VWAP for the specified interval. Point-to-Point VWAP orders generally must be received five minutes before the beginning of the fifteen-minute trading interval.

•	Best Efforts VWAP

Best Efforts VWAP uses our VWAP tracking algorithms to achieve pricing that closely tracks the volume weighted average price. Best efforts orders have a cancellation feature and receive the composite price achieved over the specified interval.

In addition to VWAP-based trading, we offer the following trade execution services:

•	Direct Access

This service enables clients to trade NYSE, Nasdaq and AMEX stocks on a single platform, offering a connection to multiple liquidity sources. We currently accept these orders via a FIX connection, e-mail, FTP, fax and phone. In the near future, we plan to provide these services through a direct access workstation, fully integrated into leading trade order management systems.

•	Market on Close

For program and quantitative traders who need to trade large baskets of securities, including Nasdaq issues, at the closing price, we offer Market on Close, which guarantees the end-of-day closing price on orders received by 3:30 pm.

Competition

We face competition from traditional broker-dealers, proprietary trading firms, and alternative trading systems offering similar trade execution services, including companies such as Investment Technology Group, Instinet, Bloomberg and LiquidNet. The marketplace for VWAP execution products and services has become highly competitive with the increasing customer demand for VWAP executions. Customers demand guaranteed VWAP pricing, confidentiality, and competitive commission rates. Recently, our key customer mix is susceptible to constant change as a result of customers’ sensitivity to commission rates, their willingness to engage multiple VWAP service providers, and the non-contractual nature of our relationships with customers.

We believe the factors that distinguish our products from those of our competitors include high fill rates, minimal market impact, anonymity, quality of trade execution and pricing, and client service. We provide a real alternative to the traditional and proprietary brokerage relationships; we execute orders on behalf of clients, and we act as principal only to guarantee clients the VWAP. We do not hold securities positions and we do not trade for our own account. This eliminates an inherent conflict of interest that we believe will become an influencing factor as regulatory, audit, compliance and ethical standards increase due to recent corporate abuses, declining institutional fund performance and an overall difficult economic climate. Our network of clients and liquidity partners enables us to match natural buyers and sellers, giving us the ability to offer higher fill rates than many of the alternative trading systems that we compete with and to work large orders anonymously to prevent client orders from negatively impacting market price.

Although we feel our products offer improved trading performance, flexibility and other benefits, there is no assurance that our products will adequately address all the competitive criteria in a manner that results in a competitive advantage.

Regulation

Government Regulation

Our broker-dealer entities are subject to significant government regulation, under both federal and state laws, as well as the rules of several self-regulatory organizations, or SROs. The SEC is primarily responsible for the administration of the federal securities laws, while SROs are responsible for the day-to-day regulation of their broker-dealer members. The SEC and SROs are also charged with protecting the interests of the investing public and the integrity of the securities markets. Our broker-dealer affiliates, Vie Institutional Services, Vie Securities and REB Securities are subject to regulation by the SEC, the NASD, and/or the Philadelphia Stock Exchange, with respect to all aspects of the securities business, including sales practices, record keeping, capital structure, and conduct of directors, officers and employees. The SEC, SROs and state securities commissions may conduct periodic examinations of broker-dealers, which can result in censures, fines, orders to cease and desist, or the suspension of broker-dealers, their officers or employees. The principal purpose of these regulations is to protect clients of broker-dealers and the securities markets, rather than to protect the creditors and stockholders of the broker-dealers.

Net Capital Requirement and Credit Risk

As registered broker-dealers, our subsidiaries Vie Institutional Services, Vie Securities and REB Securities are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form to promptly satisfy the claims of customers if the broker-dealer goes out of business. If our broker-dealer affiliates fail to maintain the required net capital, the SEC, Philadelphia Stock Exchange and/or NASD may impose regulatory sanctions, which may include suspension or revocation of our broker-dealer licenses. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against any of our broker-dealer affiliates’ net capital could limit our operations, particularly Vie Securities that requires higher net capital levels in order to engage in principal trades. A significant operating loss or any unusually large charge against any of our broker-dealer affiliates’ net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, these net capital requirements limit our ability to transfer funds from our broker-dealer affiliates to Vie Financial Group.

We have elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital equal to the greater of $5,000 for Vie Institutional Services and REB and $100,000 for Vie Securities, or 6 2/3% of aggregate indebtedness. At March 31, 2003, Vie Institutional Services, Vie Securities and REB had net capital of $140,154, $1,370,490 and $9,594, respectively, of which $88,420, $1,270,490 and $4,594, respectively, was in excess of required net capital.

Vie Securities engages in principal trading activities, which may include the purchase, sale or short sale of securities and derivative securities. These activities are subject to a number of risks including price fluctuations and rapid changes in the liquidity of markets, all of which subjects the capital of Vie Securities to substantial risks. Vie Institutional Services does not act as a principal with respect to securities transactions; it acts only on an agency basis. Although REB is registered as a broker-dealer, it does not perform any traditional broker-dealer services; it previously acted only as a facilities manager for the eVWAP system, and is currently inactive. The relatively low credit risk of these businesses is evidenced by their minimal net capital requirements.

Proprietary Rights

We regard our products and services and the research and development that went into developing them as our property. Unauthorized third parties could copy or reverse engineer certain portions of our products or obtain or use information that we regard as proprietary. In addition, our trade secrets could become known to or be independently developed by our competitors.

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

Employees

As of March 31, 2003, we employed a total of 40 people.

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

Effective June 20, 2002, we entered into a three-year sublease for approximately 6,000 square feet of office space at 1114 Avenue of the Americas, 22nd Floor, New York, New York 10036. This location serves our New York-based staff, which includes administrative, marketing and technology employees.

ITEM 3.	LEGAL PROCEEDINGS

In May 2003, a former employee and a current employee filed separate claims against us with the U.S. Department of Labor/ Occupational Safety & Health Administration (DOL). The claims both allege employment practice issues under the Sarbanes-Oxley Act of 2002. On June 12, 2003, we responded to both claims and denied all allegations. Under the Sarbanes-Oxley Act, claimants can file a civil suit after exhausting administrative remedies before the DOL. Although we believe the allegations are without merit, the outcome of the administrative and court proceeding, if filed, is uncertain. We do not expect a material adverse impact on our financial condition and results of operations as a result of these claims.

On June 7, 2000, our subsidiary, Ashton Canada, entered into a written agreement with the Toronto Stock Exchange Inc. for the integration of Ashton Canada’s eVWAP trade match software, equipment and communications facilities with the Toronto Stock Exchange’s continuous auction market for securities. After Ashton Canada had designed and implemented the eVWAP software and assisted the Toronto Stock Exchange in securing all necessary approvals of the Ontario Securities Commission, the Toronto Stock Exchange, without proper justification or excuse, suspended the integration of eVWAP. Thereafter, following failure by the parties to resolve this matter, on June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange seeking damages of US $30 million for breach of contract, interest in the amount for a period as may be determined by the arbitrator, and costs of the arbitration. The arbitration was filed under the Ontario Arbitrations Act. The outcome of Ashton Canada’s claims is uncertain at this time.

On May 20, 2002 Finova added us as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey—Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by us from Innovations on May 7, 2002. Pursuant to an indemnification agreement, OptiMark US Equities, Inc. will indemnify Vie from any claims relating to the alleged fraudulent conveyance. The parties have entered into a settlement agreement and mutual release, effective as of June 19, 2003 whereby OptiMark Technologies, Inc., OptiMark, Inc., OptiMark Holdings, Inc. and OptiMark US Equities, Inc. (the OptiMark Payees) have agreed to pay Finova $1,000,000 over three installment payments. In accordance with the agreement, we and our parent, OptiMark Innovations Inc., are unconditionally released from any claims by Finova once the OptiMark Payees have paid Finova the first $200,000 installment, which is due within 30 days of the effective date of the settlement agreement. We are not required to make any cash contribution or otherwise to the settlement. Should the OptiMark Payees default in making the first installment payment, we would not be released from the Finova claims and we would seek indemnification from OptiMark US Equities, Inc. If we are found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The initial public offering of our stock was in May 1996, for 2,472,500 shares at an offering price of $4.50 per share. 2,472,500 redeemable common stock purchase warrants were also offered at a price of $0.25 per warrant. The warrants expired on May 2, 2002 in accordance with their original terms. Our common stock trades on the OTC Bulletin Board under the symbol “VIEF”. The following sets forth, by calendar quarter, the range of high and low closing prices per share for the common stock as reported on the OTC Bulletin Board:

	High	Low
2003
First Quarter	$0.09	$0.03

2002
Fourth Quarter	$0.08	$0.02
Third Quarter	$0.14	$0.04
Second Quarter	$0.24	$0.10
First Quarter	$0.40	$0.14

2001
Fourth Quarter	$0.32	$0.09
Third Quarter	$0.96	$0.31
Second Quarter	$1.38	$0.84
First Quarter	$2.62	$0.94

On June 25, 2003, the closing price of the common stock was $0.06. As of March 31, 2003, there were approximately 409 holders of record of common stock.

Since our inception in 1994, we issued seven classes of convertible preferred stock in private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder (See Notes 9 and 17 to the Consolidated Financial Statements).

We have never declared or paid any dividends on our common stock, and the board of directors has no current plans to declare or pay any dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Goldstein Golub Kessler LLP, our independent auditors, have audited the financial statements. You should read this data in conjunction with the consolidated financial statements and related notes, contained in Item 8, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7.

	(In thousands, except per share amounts)

	Year Ended March 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Total revenues	$4,297	$2,489	$225	$3,869	$1,434
Total expenses	14,631	13,611	14,881	19,062	16,032
Loss from continuing operations	(12,076)	(12,421)	(15,196)	(6,232)	(14,276)
Income (loss) from discontinued operations	(1)	(1)	(2,596)	—	—
Gain (loss) on disposal of discontinued operations	—	667	(3,146)	—	—
Net loss	(12,077)	(11,755)	(20,938)	(6,232)	(14,276)
Net loss per common share	$(0.02)	$(0.29)	$(0.79)	$(0.32)	$(1.80)
Weighted average shares outstanding	627,566	45,988	29,395	24,930	10,954
Balance Sheet Data:
Cash and cash equivalents	$2,251	$172	$5,529	$15,365	$2,667
Securities available for sale	—	—	1,483	9,906	—
Investments in affiliates	—	225	141	1,091	—
Total assets	4,600	2,787	13,066	31,024	5,654
Long-term obligations	6,954	4,711	4,364	8,000	—
Total stockholders’ (deficiency) equity	$(4,040)	$(4,284)	$2,898	$17,163	$4,445

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and liquidity and capital resources in conjunction with the consolidated financial statements and related notes for the years ended March 31, 2003, 2002, and 2001, contained in Item 8 of this Form 10-K.

Overview

Vie Financial Group, Inc. was formed as a Delaware corporation in 1994. We provide electronic trading services to institutional investors and broker-dealers. We strive to remove the human element from the trading and order execution process in order to eliminate information leakage. Our objective is to provide our clients with high-performance electronic trading that is fast, efficient and nearly invisible to the market.

We conduct our business through the following operating affiliates:

•	Vie Securities LLC

•	Universal Trading Technologies Corporation (UTTC), and its subsidiaries:

•	Vie Institutional Services, Inc.

•	REB Securities, Inc.

During the year ended March 31, 2003, we made substantive changes to our business model and operation of our subsidiaries, including deploying the majority of our resources to Vie Institutional Services, Inc. and Vie Securities LLC in order to 1) expand the trading products we offer to our customers, 2) expand the universe of securities in which we provide liquidity, 3) develop and implement a proprietary trading algorithm which allows us to provide guaranteed liquidity to our customers at the VWAP, and 4) lower our total cost of executing, clearing and settling trades. We launched four new trading products and implemented our trading algorithm and related proprietary technology, allowing us to optimize the allocation of orders to our liquidity sources and execute trades electronically.

Despite these recent developments, we have also recognized recurring operating losses since our inception and have financed our operations primarily through the issuance of equity securities. As of March 31, 2003, we had an accumulated deficit of $96,513,500 and stockholders’ deficiency of $4,039,795, which raises doubt as to our ability to continue as a going concern. We have developed a plan that we believe will enable us to continue operating until we are able to generate sufficient revenues to fund our operations. Our primary initiatives include reducing the cost of providing liquidity to our customers, reducing our current operating expenses and streamlining our corporate structure. There is no assurance however that the plan will be successful.

Critical Accounting Policies

Revenue Recognition

Revenues earned during the year ended March 31, 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. During the years ended March 31, 2002 and March 31, 2001, we generated revenues on a per transaction basis for each share traded through the eVWAP trading system and commission revenue from our customers’ orders executed through Vie Institutional Services. Our last trade through the eVWAP system was in March 2002, and on November 29, 2002, we mutually agreed with the Philadelphia Stock Exchange not to seek an extension of the eVWAP pilot facility. Our current line of products is offered directly through our subsidiaries Vie Institutional Services and Vie Securities. Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, our net loss for the year ended March 31, 2003 would have been increased by $1,470,641.

Results of Operations for the Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

We incurred a net loss from continuing operations totaling $12.1 million, or $0.02 per share, for the year ended March 31, 2003, compared to $12.4 million, or $0.30 per share, for the year ended March 31, 2002. The decrease in net loss is a result of a $787,115 decrease in the loss from operations, partially offset by an aggregate increase in non-operating expenses of $442,246.

Revenues totaled $4,296,618 for the year ended March 31, 2003, and $2,489,470 for the year ended March 31, 2002. The increase in revenues is primarily a result of the increase in the aggregate number of shares executed on behalf of customers during the year ended March 31, 2003. 100% of the revenues in the current year were from securities commissions on trades executed through Vie Institutional Services and Vie Securities, while the revenues in the prior year also included fees from the operation of the eVWAP system.

Salaries and employee benefits increased 9% to $5,584,839 for the year ended March 31, 2003 from $5,139,312 for the year ended March 31, 2002, primarily due to the furlough program that was in place during the fourth quarter of the year ended March 31, 2002, and recognition of $113,053 in sales commissions during the three months ended March 31, 2003. During the years ended March 31, 2003 and 2002, we employed an average of 41 and 44 employees, respectively. As of March 31, 2003, we had a total of 40 employees.

Professional fees decreased 14% to $1,321,676 from $1,529,175 during the years ended March 31, 2003 and 2002, respectively. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel working on the development of our trading systems and the elimination of monthly fees paid to our board of directors as of September 2001, partially offset by an increase in legal expenses and recruiting fees. Consulting and temporary personnel decreased to $449,535 for the year ended March 31, 2003 from $901,485 during the year ended March 31, 2002. Legal fees increased 153% to $548,220 during the year ended March 31, 2003 from $216,535 during the year ended March 31, 2002. Recruiting fees of $153,945 in the year ended March 31, 2003 related to the hiring of our Chief Executive Officer were not incurred in the same period last year. Finally, board fees amounting to $129,500 during the year ended March 31, 2002 were eliminated during the year ended March 31, 2003.

Brokerage, clearing and exchange fees decreased 31% to $1,856,340 for the year ended March 31, 2003 from $2,701,243 for the year ended March 31, 2002. This decrease is a result of a decrease in certain clearing and execution costs per share, and fewer fees paid to third party liquidity providers as a result of increased use of our proprietary trading algorithm during the year. We expect to send a substantial portion of our order flow to liquidity providers during the next fiscal year, which may increase these fees, while we continue to improve our algorithm.

Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the year ended March 31, 2003 decreased 3% to $886,745 from $914,728 in the year ended March 31, 2002. The decrease was caused by a significant number of our assets becoming fully depreciated during the current year. Capital expenditures increased to $182,654 for the year ended March 31, 2003 compared to $111,078 last year, primarily as a result of computer equipment purchased from OptiMark, Inc. to support our proprietary trading algorithm.

We recorded a non-cash compensation charge of $720,000 in the year ended March 31, 2003 for the cost of shares issued to Fredric W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002. No such charges were incurred in the year ended March 31, 2002.

We recorded losses on proprietary trading activities of $1,294,917 and $375,480 during the years ended March 31, 2003 and 2002, respectively. We used our trading account in the year ended March 31, 2002 to provide limited liquidity to our customers and to provide our management with expertise in VWAP trading techniques. We did not engage in principal trading from January 2002 through July 2002, when we began testing our proprietary VWAP algorithm. Vie Securities began offering liquidity to its customers on a full-scale basis in October 2002. $134,260 of the loss during the year ended March 31, 2003 was related solely to the testing of the algorithm, and the remainder of the loss related to our providing liquidity to customers at the VWAP. The higher loss in the year ended March 31, 2003 compared to March 31, 2002 is a result of increased use of the algorithm as an alternative to sending orders to third party liquidity providers. In an effort to reduce our cost of providing liquidity, including these trading losses, we expect to send a substantial portion of our order flow to liquidity providers during the next fiscal year while we continue to improve our algorithm.

Selling, general and administrative expenses increased less than 1% to $2,966,768 from $2,951,314 during the years ended March 31, 2003 and 2002, respectively. The increase is primarily a result of higher insurance premiums, partially offset by lower occupancy, communications, and travel and entertainment expenses. Occupancy expenses decreased $166,910 or 20% due primarily to the renegotiation of our lease at 1900 Market Street in Philadelphia. Our communications expenses decreased approximately $146,000 or 23% due to the cancellation or renegotiation of various contracts. Travel and entertainment expenses decreased by $101,368 or 36% due to less traveling and a focus on decreasing such costs during the period. Insurance premiums increased $539,501 or 128% as a result of increased directors’ and officers’ coverage, higher premiums, and an additional one-year directors’ and officers’ run-off policy covering the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 2003.

Interest income decreased to $53,241 in the year ended March 31, 2003 from $105,514 in the year ended March 31, 2002, as a result of lower interest rates and lower average cash and cash equivalents balances.

Interest expense of $1,558,480 for the year ended March 31, 2003 was comprised primarily of $673,064 related to the secured convertible note that we executed with Innovations on May 7, 2002, $626,971 related to the secured notes with RGC, $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities, and $177,419 on the short-term note with HK Weaver (see Note 7 to the Consolidated Financial Statements). Interest expense of $626,790 for the year ended March 31, 2002 was comprised of $304,209 related to the secured convertible note that we executed with RGC in exchange for the outstanding shares of series F convertible preferred stock in July 2001, and $322,581 on the short-term note with HK Weaver.

Other expense for the year ended March 31, 2002 includes a charge of $316,000 related to the final settlement of the arbitration award in favor of Matthew Saltzman. The award was granted by the American Arbitration Association on January 14, 2002 related to the arbitration proceedings between Vie and eMC’s former president regarding his employment contract. The expense includes $200,000 in cash payments and a charge of $116,000 for 400,000 shares of Vie common stock we agreed to issue pursuant to the settlement agreement. Other expense for the year ended March 31, 2002 also includes a loss of $36,215 on the note receivable from CSI, a $91,900 loss on the sale of one of our memberships on the Philadelphia Stock Exchange, and a $500,000 loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

Equity in income (loss) of affiliates for the year ended March 31, 2003 and 2002 totaled ($234,805) and $172,373, respectively. The amount in 2002 represents the write off of our investment in Kingsway-ATG Asia, Ltd. (KAA) of $189,653 and the write-down of our investment in Gomez, Inc. of $45,152, both in accordance with the equity method of accounting. For the year ended March 31, 2002, this amount includes our share of the income from our joint venture KAA.

Results of Operations for the Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001

We incurred a net loss from continuing operations totaling $12.4 million, or $0.30 per share, for the year ended March 31, 2002, compared to $15.2 million, or $0.59 per share, for the year ended March 31, 2001. The decrease in net loss is primarily a result of a $2,264,402 increase in revenues, and a $1,269,988 decrease in total costs and expenses. Non-operating expenses increased by an aggregate of $759,023.

Revenues totaled $2,489,470 for the year ended March 31, 2002, and $225,068 for the year ended March 31, 2001. The revenues in each period were generated entirely by the operation of eVWAP and securities commissions on trades executed through Vie Institutional Services. The increase in revenues is a result of the increase in the aggregate number of shares executed to 107.0 million during the year ended March 31, 2002 from 35.2 million shares during the year ended March 31, 2001.

Salaries and employee benefits decreased 11% to $5,139,312 for the year ended March 31, 2002 from $5,784,936 for the year ended March 31, 2001 as a result of fewer employees and the furlough program that was in place during the three months ended March 31, 2002. During the years ended March 31, 2002 and 2001, we employed an average of 44 and 51 employees, respectively. As of March 31, 2002, we had a total of 30 employees.

Professional fees decreased 53% to $1,529,175 from $3,265,768 during the years ended March 31, 2002 and 2001, respectively. The decrease was primarily a result of a decrease in consulting and outsourced labor used to develop technology. We paid $901,485 and $2,483,217 for consulting and outsourced labor during the years ended March 31, 2002 and 2001, respectively.

Brokerage, clearing and exchange fees increased to $2,701,243 for the year ended March 31, 2002 from $680,960 for the year ended March 31, 2001. This increase is a result of the costs associated with increased trades executed through Vie Institutional Services and Vie Securities, including clearing costs and fees paid to liquidity providers.

Depreciation for the year ended March 31, 2002 increased 31% to $914,728 from $700,484 in the year ended March 31, 2001. The increase was caused by a full year of depreciation recorded during the year ended March 31, 2002 on capital expenditures made throughout the year ended March 31, 2001 for furniture and fixtures and computer equipment purchased for the development and operation of our trading systems. Capital expenditures decreased to $111,078 for the year ended March 31, 2002 compared to $2,043,315 in the year ended March 31, 2001.

We recorded a non-cash compensation charge of $40,108 in the year ended March 31, 2001 for the issuance of stock options to non-employee consultants and professional advisors. No such charges were incurred in the year ended March 31, 2002.

We recorded losses on proprietary trading activities of $375,480 and $335,137 during the years ended March 31, 2002 and 2001, respectively. The trading account was used by Vie Securities to provide liquidity to participants in eVWAP and to provide our management with real-time experience with volume-weighted average price trading and risk management techniques. Beginning in July 2001, we substantially decreased the use of the trading account upon establishing relationships with external liquidity providers. In January 2002, Vie Securities became inactive.

Selling, general and administrative expenses decreased to $2,951,314 from $4,066,386 during the years ended March 31, 2002 and 2001, respectively. The 27% decrease is primarily a result of lower marketing and travel expenses, partially offset by higher information processing and communications expenses. Marketing expenses decreased approximately $537,173 due to marketing activities during the year ended March 31, 2001 which did not recur in the year ended March 31, 2002. Travel expenses were down approximately $318,624 or 53% due to fewer employees and an effort to reduce such costs in the year ended March 31, 2002.

Interest income decreased to $105,514 in the year ended March 31, 2002 from $1,135,078 in the year ended March 31, 2001, as a result of the lower average cash and cash equivalents balances. Interest expense of $626,790 for the year ended March 31, 2002 was comprised of $304,209 related to the secured convertible note that we executed with RGC International Investors, LDC in exchange for the outstanding shares of series F convertible preferred stock on July 13, 2001, and $322,581 on the short-term note with HK Weaver (see Note 7 to the Consolidated Financial Statements).

Other expense for the year ended March 31, 2002 includes a charge of $316,000 related to the final settlement of the arbitration award in favor of Matthew Saltzman. Other expense for the year ended March 31, 2002 also includes a loss of $36,215 on the note receivable from CSI, a $91,900 loss on the sale of one of our memberships on the Philadelphia Stock Exchange, and a $500,000 loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

Other income for the year ended March 31, 2001 includes a charge of $106,875 for 30,000 shares of Vie common stock we issued to acquire Hudson Knights Securities LLC (renamed Vie Securities) in July 2000, and income of $413,980 for the reimbursement of legal costs by Fredric W. Rittereiser, our former chairman and chief executive officer, and the Dover Group, of which Mr. Rittereiser is the sole stockholder, director and officer. In November 2000, we accepted 216,805 shares of Gomez common stock owned by Dover equal in value to the amounts owed to us under a loan and an agreement to pay legal costs, or $884,564, as full and complete satisfaction of those debts. Both the loan and the agreement to pay legal costs were made in connection with a lawsuit that we settled in 1998, filed by David Rosensaft, a founder of UTTC. Although we valued the Gomez stock at $884,564, since we account for our investment in Gomez using the equity method of accounting, we recorded a corresponding loss in affiliates for the entire amount. We recorded the loss to reduce the carrying amount of the investment in Gomez by our share of Gomez’s net losses to the extent of our investment balance, as required under the equity method of accounting. The loss in affiliates offsets the $413,980 of other income and the $470,584 reduction of the note receivable and related accrued interest.

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

Discontinued Operations

We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. During the year ended March 31, 2001, eMC focused on developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC’s approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients.

In March 2001, eMC completed its initial development phase. At that time, we conducted a review of current market conditions, eMC’s strategy, and the resources and funding required to complete the development of eMC. Due to the lack of available external funding, and the overall market conditions which we believed would limit the demand for eMC’s products and services, Vie’s board of directors determined not to provide any additional funding to eMC. After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC’s board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

During the year ended March 31, 2001, we recorded a loss from discontinued operations totaling $2,596,006, primarily for salaries, benefits, and consulting fees for the people hired to develop the technology platform. We also recorded a loss on the disposal of eMC during the year ended March 31, 2001 of $3,145,926, including $63,423 in severance payments, and $3,082,503 in write-offs of eMC’s assets. The write-offs included $2,033,088 related to eMC’s investments in TeamVest, approximately $796,000 in system development costs, and approximately $254,000 related to software, computer equipment, prepayments and other assets. During the year ended March 31, 2002, we recorded a loss from discontinued operations of $1,161 for administrative costs, and a gain on the disposal of eMC of $667,137 as a result of the settlement of some of its obligations. During the year ended March 31, 2003, we recorded a loss from discontinued operations of $885 for administrative costs.

Liquidity and Capital Resources

At March 31, 2003, we had total assets of $4,600,065 compared to $2,786,631 at March 31, 2002. Current assets at March 31, 2003 totaled $3,122,724 and current liabilities from continuing operations were $1,580,205. To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of March 31, 2003, we had an accumulated deficit of $96,513,500 and stockholders’ deficiency of $4,039,795, which raises doubt as to our ability to continue as a going concern. We have developed a plan that we believe will enable us to continue operating until we are able to generate sufficient revenues to fund our operations. Our primary initiatives include reducing the cost of providing liquidity to our customers, reducing our current operating expenses and streamlining our corporate structure.

At March 31, 2003, our principal source of liquidity was cash and cash equivalents of $2,250,601, compared to cash and cash equivalents of $172,187 at March 31, 2002. The increase in cash and cash equivalents is primarily a result of the investments by Innovations, SOFTBANK, and DFJ ePlanet.

Between May 29, 2003 and June 16, 2003, we sold 10,394 shares of our series G convertible preferred stock, par value $0.01, and warrants to purchase an aggregate of 12,992,077 shares of our common stock at an exercise price of $0.08 to certain investors for gross proceeds of $1,039,366. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, initially $0.05.

We can fund our operating expenses without generating any revenues until at least September 30, 2003 with our current cash position, including the proceeds from the series G convertible preferred stock we issued. We have developed a plan that we believe will allow us to continue operating beyond then, which includes using alternative methods of offering liquidity to our customers in order to lower our variable costs structure, offering more competitive pricing to our customers in order to increase order flow, and streamlining our corporate structure. We began implementing aspects of this plan in May 2003, and intend to make further progress on these initiatives during the next six months. While we believe the combination of current cash and receivables, cash flows from operations and cost savings from planned expense reductions will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, there can be no assurance that our plan will be successful.

Included in our cash balance at March 31, 2003 is approximately $1.9 million that was invested in the net capital of our broker-dealer operations. We believe that planned reductions to our cost structure and the current level of net capital are sufficient to allow us to expand our business as planned and to achieve our targeted revenues, however there is no assurance that we will be able to do so. We may need to use a portion of our excess net capital to fund our operations. If we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We continue to seek to raise additional financing which could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement. We currently have outstanding convertible securities including debt, preferred stock, options and warrants, all of which may be dilutive to our stockholders, as more fully described below in “Additional Factors That May Affect Future Results”.

Related Party Transactions

We have a number of business relationships with related parties. For more information with respect to these transactions, see Note 10 to the Consolidated Financial Statements in Item 8.

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

Risks Related to Our Financial Condition

We may be unable to continue operating as a going concern

We have not realized an operating profit and have reported significant losses since our inception in 1994. As of March 31, 2003, we have accumulated losses of approximately $96.5 million. The opinion of our independent auditors on our March 31, 2003 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. We have developed a plan that includes reducing the cost of providing liquidity to our customers, reducing our current operating expenses and streamlining our corporate structure. While we believe our plan will enable us to fund our operations using our current cash on hand and the proceeds from the issuance of the series G convertible preferred stock that we issued until we are able to generate sufficient revenues to fund our operations, there is no assurance that the plan will be successful. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

The “going concern” opinion from our independent auditors could make it difficult for us to maintain our existing customers and to gain new customers

The opinion of our independent auditors on our March 31, 2003 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. Our existing customers may be unwilling to continue to do business with a company the financial statements of which are subject to a going concern qualification. Potential new customers may also be unwilling to even discuss doing business with a company the financial statements of which are subject to a going concern qualification. For these reasons, the going concern qualification may have a material adverse effect on our existing business and prospects for the future.

Most of our revenues were derived from only a few customers

Although our revenues have historically been concentrated among a small number of customers, our customer mix is susceptible to frequent change. Approximately 65% of the revenues earned during the year ended March 31, 2003 were from transactions with three customers. We can give no assurance that these customers will continue to do business with us, or that we will successfully obtain additional customers. Our arrangements with customers are not contractual, so our customers are free to trade with multiple service providers. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to maintain customers. Further, if we are unable to achieve and maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and operating results.

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

We may be subject to lawsuits that could seriously harm our operating results and financial condition

We may be subject to claims as a result of one or more legal matters, as more fully described in Note 14 to the Consolidated Financial Statements in Item 8 and “Legal Proceedings” in Item 3. Any of these matters could give rise to claims or litigation that could subject us to liability for damages. We have limited liquidity and financial resources to satisfy any such claims. Moreover, any lawsuits, regardless of their merits, could be time-consuming, require us to incur significant legal expenses and divert management time and attention.

We may need additional financing to fund our operations and strategic initiatives

We believe that our cash position and the proceeds from the series G convertible preferred stock that we issued should be sufficient to allow us to continue to operate until we are able to generate sufficient revenues to fund our operations. Our cash position as of March 31, 2003 was $2,250,601. Included in our cash balance was approximately $1.9 million which was invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. We may need to use a portion of our excess net capital to fund our operations. However, if we use net capital for such purposes, our broker-dealer business operations may be limited, and we may be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We are seeking to raise additional financing which may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

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

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible note, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

Innovations currently holds a note that entitles it to acquire an additional 52,870,757 shares of common stock upon conversion of the note, and SOFTBANK and DFJ ePlanet hold notes that entitle them to acquire an aggregate of 53,571,429 shares upon conversion of their notes. In addition, as of March 31, 2003, we have outstanding options and warrants that may be exercised for an aggregate of 149,513,804 shares of common stock. If Innovations exercises its conversion rights to acquire the shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

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

As disclosed in a Schedule 13D filed by OptiMark Holdings, Inc. on May 17, 2002, OptiMark, Inc., a subsidiary of OptiMark Holdings, Inc., and the other stockholders of Innovations have entered into an agreement whereby the parties agreed to use their best efforts to consummate a merger of Innovations with and into Vie Financial Group. Pursuant to the agreement, upon consummation of the merger, each stockholder of Innovations would receive the number of shares of our common stock proportionate to such stockholder’s interest in Innovations prior to the merger. The agreement contemplates that the merger shall take place any time after December 31, 2003, but not later than December 31, 2008.

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

Our trading activities expose our capital to potential losses

We engage in securities trading activities, predominantly through our subsidiary Vie Securities acting as principal. These activities include the purchase, sale or short sale of securities and derivative securities for our own account in order to provide liquidity to our customers at the VWAP. We guarantee our customers the VWAP for specified intervals of time at the time customer orders are executed, or at the beginning of the intervals. We then trade the orders through our proprietary trading algorithm with the intention of achieving the same price we have guaranteed the customer. We realize trading gains or losses to the extent of the difference between the prices we achieve and the prices we guaranteed our customers. These activities are subject to a number of risks including price fluctuations, rapid changes in the liquidity of markets, and trading errors, all of which subjects our capital and our financial condition to substantial risks on a daily basis.

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

Our brokerage operations expose us to liability for errors in handling customer orders

Errors in performing clearing services or execution services, including clerical and other errors related to the handling customer orders could lead to regulatory sanctions and civil penalties imposed by applicable authorities as well as potential trading losses and potential liability resulting from lawsuits brought by customers or others. We provide execution services to each of our trading system customers and execute orders on behalf of each of our broker-dealer affiliates. In conjunction with our clearing brokers, we provide clearing services, which include the confirmation, receipt, settlement and delivery functions, involved in securities transactions.

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

Our industry is highly competitive

We face competition from traditional broker-dealers, proprietary trading firms, and alternative trading systems offering similar trade execution services, including companies such as Investment Technology Group, Instinet, Bloomberg and LiquidNet. The marketplace for VWAP execution products and services has become highly competitive with the increasing customer demand for VWAP executions. Customers demand guaranteed VWAP pricing, confidentiality, and competitive commission rates. Recently, our key customer mix is susceptible to constant change as a result of customers’ sensitivity to commission rates and willingness to engage multiple VWAP service providers. As our customer relationships are not contractual, there is no guarantee that our customers will continue to do business with us. Because our customer base has historically been concentrated among a few firms, there is no guarantee that the loss of individual firms will not have a material adverse effect on our business, results of operations or financial condition.

We believe the factors that distinguish our products from those of our competitors include high fill rates, minimal market impact, anonymity, quality of trade execution and pricing, and client service. Although we feel our products offer benefits over those of our competitors, there is no assurance that our products will adequately address all the competitive criteria in a manner that results in a competitive advantage.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk refers to the potential for adverse changes in the value of financial instruments as a result of changes in market conditions. We are exposed to market risk associated with equity prices, changes in interest rates, and foreign currency exchange rates. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

Equity Price Risk

Equity price risk results from exposure to changes in the prices of equity securities. We engage in trading activities with Vie Securities acting as a principal, including the purchase, sale or short sale of securities and derivative securities. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets, all of which may subject our capital to significant risks.

We generally do not hold securities positions overnight, although we do hold positions overnight at times due to errors caused by our customers or us. Equity price risk can arise from liquidating such positions. It is our policy to attempt to trade out of all positions arising from errors immediately while balancing our exposure to market risk.

We manage equity price risk associated with proprietary trading and open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. Our operations department reviews all intraday trading activity in an effort to ensure that any open issues are addressed and resolved by the close of the trading day. Additionally, our clearing broker notifies us of all known trade discrepancies on the day following the trade date. We have also established approval policies that include review by a supervisory principal of any proprietary trading activity.

Interest Rate Risk

Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy working capital and regulatory requirements, and minimizing risk while maximizing return. Our exposure to interest rate risk relates primarily to the interest-bearing portion of our cash and cash equivalents balances. As of March 31, 2003, the cash and cash equivalents balance of $2,657,662 was comprised of balances in our interest-bearing demand checking and savings accounts and a certificate of deposit. Due to the conservative nature of these accounts, a sudden change in interest rates would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

Vie has joint ventures in Canada and in Hong Kong, which were formed to develop, market and operate our trading systems for seamless use by U.S., Canadian and Asian financial intermediaries. Our investments in these joint ventures expose us to currency exchange fluctuations between the U.S. Dollar and the Canadian Dollar, and between the U.S. Dollar and the Hong Kong Dollar. To the extent our international activities recorded in their local currencies increase in the future, the exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in any foreign currency hedging activities because our foreign currency cash balances are generally kept at levels necessary to meet current operating and capitalization needs of these foreign joint ventures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors

Vie Financial Group, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Vie Financial Group, Inc. and Subsidiaries (formerly The Ashton Technology Group, Inc. and Subsidiaries) as of March 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ (deficiency) equity and comprehensive loss for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vie Financial Group, Inc. and Subsidiaries (formerly The Ashton Technology Group, Inc. and Subsidiaries) as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

May 30, 2003,

except for the ninth paragraph of note 7

as to which the date is June 18, 2003

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
Assets
Cash and cash equivalents	$2,250,601	$172,187
Securities owned, at fair value	7,114	—
Receivables from brokers, dealers and other	736,306	4,798
Prepaid expenses and other current assets	128,703	144,025

Total current assets	3,122,724	321,010
Property and equipment, net of accumulated depreciation	811,339	1,515,430
Exchange memberships	159,752	159,752
Investments in and advances to affiliates	—	224,757
Debt issuance costs	40,960	—
Other assets	58,229	102,782

Total assets	$4,600,065	$2,786,631

Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$1,068,386	$1,935,926
Payables to brokers, dealers and others	97,374	—
Securities sold, not yet purchased, at fair value	353,604	—
Net liabilities of discontinued operations	60,841	59,956
Short-term note, net of discount	—	322,581

Total current liabilities	1,580,205	2,318,463
Secured note	4,150,370	4,711,400
Secured convertible note	673,064	—
Subordinated convertible notes	2,130,772	—
Other liabilities	105,449	41,044

Total liabilities	8,639,860	7,070,907

Commitments and contingencies

Preferred Stock—shares authorized: 3,000,000
590,000 shares designated as Series B—(liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000

Common stock—par value: $.01; shares authorized: 1,000,000,000 and 100,000,000; shares issued and outstanding; 691,674,817 and 68,282,250	6,916,749	682,823

Additional paid-in capital	85,357,668	79,217,625
Accumulated deficit	(96,513,500)	(84,414,829)
Accumulated other comprehensive loss	(40,712)	(9,895)

Total stockholders’ deficiency	(4,039,795)	(4,284,276)

Total liabilities and stockholders’ deficiency	$4,600,065	$2,786,631

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2003	2002	2001
Revenues	$4,296,618	$2,489,470	$225,068

Expenses:
Salaries and employee benefits	5,584,839	5,139,312	5,784,936
Professional fees	1,321,676	1,529,175	3,265,768
Brokerage, clearing and exchange fees	1,856,340	2,701,243	680,960
Development costs	—	—	7,461
Depreciation and amortization	886,745	914,728	700,484
Non-cash compensation charges	720,000	—	40,108
Loss on trading activities	1,294,917	375,480	335,137
Selling, general and administrative	2,966,768	2,951,314	4,066,386

Total costs and expenses	14,631,285	13,611,252	14,881,240

Loss from operations	(10,334,667)	(11,121,782)	(14,656,172)

Interest income	53,241	105,514	1,135,078
Interest expense	(1,558,480)	(626,790)	(12,156)
Debt issue costs	(2,557)	—	—
Other income (expense)	1,087	(950,365)	300,809
Equity in (loss) income of affiliates	(234,805)	172,373	(1,963,976)

Loss from continuing operations	(12,076,181)	(12,421,050)	(15,196,417)

Loss from discontinued operations of eMC	(885)	(1,161)	(2,596,006)
Gain (loss) on disposal of eMC	—	667,137	(3,145,926)

Total discontinued operations of eMC	(885)	665,976	(5,741,932)

Net loss	(12,077,066)	(11,755,074)	$(20,938,349)

Dividends attributed to preferred stock	—	(1,329,200)	(1,868,705)
Dividends in arrears on preferred stock	(21,605)	(144,358)	(397,857)

Net loss applicable to common stock	$(12,098,671)	$(13,228,632)	$(23,204,911)

Basic and diluted net loss per common share from continuing operations	$(0.02)	$(0.30)	$(0.59)
Basic and diluted net income (loss) per common share from discontinued operations	0.00	0.01	(0.20)

Basic and diluted net loss per common share	$(0.02)	$(0.29)	$(0.79)

Weighted average number of common shares outstanding, basic and diluted	627,566,484	45,987,870	29,394,565

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2003	2002	2001
Cash Flows from Operating Activities—Continuing Operations

Net loss from continuing operations	$(12,076,181)	$(12,421,050)	$(15,196,417)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	886,745	914,728	707,945
Common stock issued in connection with consulting agreement	41,250	—	—
Common stock issued in connection with separation agreement	720,000	—	—
Non-cash compensation charge for common stock options	—	—	40,108
Amortization of discount on securities available for sale	—	—	(20,229)
Amortization of debt issue costs	2,557	—	—
Non-cash reimbursement of legal expenses	—	—	(413,980)
Common stock issued for Hudson Knights acquisition	—	—	106,875
Loss on sale of investments	—	628,116	—
Non-cash interest expense	1,556,332	626,789
Equity in loss (income) of affiliates	234,806	(172,373)	1,963,976
Changes in operating assets and liabilities:
Securities owned, at fair value	(7,114)
Receivables from brokers, dealers and other	(731,508)	61,897	1,933,305
Prepaid expenses and other current assets	15,322	643,615	(432,157)
Advances to affiliates	(10,049)	88,760	(130,049)
Other assets	100,392	90,940	(398,426)
Accounts payable and accrued expenses	(778,394)	921,007	113,078
Payables to brokers, dealers and other	97,374	—	—
Securities sold, not yet purchased	353,604	—	—
Other liabilities	64,405	22,606	18,438

Net cash used in continuing operations	(9,530,459)	(8,594,965)	(11,707,533)

Cash Flows from Investing Activities—Continuing Operations

Purchase of securities available for sale	—	—	(1,500,000)
Proceeds from maturities and sales of securities available for sale	—	1,500,000	10,000,000
Purchase of property and equipment	(182,654)	(111,078)	(2,043,315)
Sale (purchase) of exchange memberships	—	105,000	(90,000)
Issuance of notes receivable	(200,000)	—	—
Cash received from notes receivable	200,000	189,496	121,305
Capitalized software development costs	—	—	(19,897)
Investment in affiliates	—	—	—
Purchase of other investments	—	—	(1,500,000)

Net cash (used in) provided by investing activities	(182,654)	1,683,418	4,968,093

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended March 31,
	2003	2002	2001
Cash Flows from Financing Activities—Continuing Operations

Proceeds from issuance of short term note	$550,000	$500,000	$—
Repayment of short term notes	(550,000)	—	—
Line of credit borrowings	—	—	4,109,360
Line of credit borrowings	—	—	(4,109,360)
Preferred stock dividends paid in cash	—	—	(53,753)
Issuance costs on common stock	(534,137)	(687,357)	(155,884)
Proceeds from issuance of common stock	7,272,725	1,800,000	2,000,000
Proceeds from issuance of secured convertible note	2,727,273	—	—
Proceeds from issuance of subordinated convertible note	2,400,000	—	—
Debt issuance costs	(43,517)	—	—
Proceeds from exercise of stock options and warrants	—	—	65,624

Net cash provided by financing activities	11,822,344	1,612,643	1,855,987

Foreign currency translation adjustment	(30,817)	22,306	(32,201)

Discontinued Operations

Net cash used in operating activities	—	(87,322)	(1,789,976)
Net cash provided by (used in) investing activities	—	7,224	(3,145,926)
Net cash provided by financing activities	—	—	15,000

Net cash used in discontinued operations	—	(80,098)	(4,920,902)

Net increase (decrease) in cash and cash equivalents	2,078,414	(5,356,696)	(9,836,556)
Cash and cash equivalents, beginning of year	172,187	5,528,883	15,365,439

Cash and cash equivalents, end of year	$2,250,601	$172,187	$5,528,883

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—	$12,156

Supplemental schedule of non-cash investing and financing activities:

Common stock issued in final arbitration settlement	$116,000	$—	$—

Warrants issued in connection with exchange agreement	$1,188,000	$—	$—

Beneficial conversion feature of secured convertible note	$2,727,723	$—	$—

Conversion of short-term note to common stock	$500,000	$—	$—

Discount on subordinated convertible note	$342,857	$—	$—

Issue common stock in exchange for UTTC stock	$—	$4,500,000	$1,000,000

Receipt of Gomez common stock for repayment of Dover note and reimbursement of legal costs	$—	$—	$884,563

Non-cash and accrued dividends on preferred stock	$21,605	$1,473,558	$2,212,809

Conversion of preferred stock to common stock	$—	$202,000	$3,836,283

Exchange series F preferred stock for secured convertible note	$—	$5,111,526	$—

Conversion of secured convertible note principal and interest	$—	$704,334	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY AND COMPREHENSIVE LOSS

	Year ended March 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at beginning of year	68,282,250	$682,823	33,228,830	$332,288	28,118,594	$281,186
Issue common stock in connection with puts	—	—	12,132,865	121,329	—	—
Issue common stock for cash	608,707,567	608,706	—	—	1,333,333	13,333
Conversion of preferred stock to common stock	—	—	121,200	1,212	2,877,358	28,774
Conversion of secured convertible note to common stock	—	—	4,360,081	43,601	—	—
Conversion of short-term note to common stock	10,000,000	100,000	—	—	—	—
Issue common stock in connection with separation agreement	4,000,000	40,000	—	—	—	—
Issue common stock in final arbitration settlement	400,000	4,000	—	—	—	—
Issue common stock for consulting services	275,000	2,750	(50,000)	(500)	50,000	500
Issue common stock in exchange for UTTC stock	10,000	100	18,489,274	184,893	733,945	7,339
Exercise of stock options and warrants	—	—	—	—	85,600	856
Issue common stock for asset acquisition	—	—	—	—	30,000	300

Balance at end of year	691,674,817	6,916,749	68,282,250	682,823	33,228,830	332,288

Series B preferred stock
Balance at beginning of year	24,000	240,000	44,200	442,000	64,200	642,000
Conversion of series B to common stock	—	—	(20,200)	(202,000)	(20,000)	(200,000)

Balance at end of year	24,000	240,000	24,000	240,000	44,200	442,000

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

AND COMPREHENSIVE LOSS (continued)

	Year ended March 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Additional paid-in capital
Balance at beginning of year		79,217,625		73,358,849		64,294,258
Issue common stock in connection with puts		—		1,678,671		—
Issue common stock for cash		1,185,651		—		1,986,667
Conversion of preferred stock to common stock		—		200,788		3,807,509
Conversion of short-term note to common stock		400,000		—		—
Conversion of secured convertible note to common stock		—		660,733		—
Issue common stock in connection with separation agreement		680,000		—		—
Issue common stock in final arbitration settlement		112,000		—		—
Issue common stock for consulting services		38,500		500		(500)
Issue common stock in exchange for UTTC stock		(100)		2,815,107		992,661
Discount on notes issued		4,258,129		500,000		—
Common stock issuance costs		(534,137)		(687,357)		(155,886)
Preferred stock dividends		—		1,438,143		2,207,687
Issue common stock options		—		—		40,108
Exercise of stock options and warrants		—		—		64,770
Exchange series F preferred stock for secured convertible note		—		(747,809)		—
Issue common stock for asset acquisition		—		—		106,575
Issue common stock of subsidiaries to third parties				—		15,000

Balance at end of year		85,357,668		79,217,625		73,358,849

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

AND COMPREHENSIVE LOSS (continued)

	Year ended March 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Accumulated deficit
Balance at beginning of year		(84,414,829)		(71,186,197)		(47,981,286)
Preferred stock dividends		(21,605)		(1,473,558)		(2,266,562)
Net loss		(12,077,066)		(11,755,074)		(20,938,349)

Balance at end of year		(96,513,500)		(84,414,829)		(71,186,197)

Accumulated other comprehensive loss
Balance at beginning of year		(9,895)		(48,851)		(73,551)

Unrealized loss on securities available for sale		—		950		50,605
Reclassification adjustment		—		15,700		6,296
Foreign currency translation adjustment		(30,817)		22,306		(32,201)

Other comprehensive (loss) income		(30,817)		38,956		24,700

Balance at end of year		(40,712)		(9,895)		(48,851)

Total stockholders’ (deficiency) equity		$(4,039,795)		$(4,284,276)		$2,898,089

Comprehensive loss
Net loss		$(12,077,066)		$(11,755,074)		$(20,938,349)
Other comprehensive (loss) income per above		(30,817)		38,956		24,700

Total comprehensive loss		$(12,107,883)		$(11,716,118)		$(20,913,649)

The accompanying notes are an integral part of these consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Vie Financial Group, Inc. (formerly The Ashton Technology Group, Inc.) was formed as a Delaware corporation in February 1994. Vie Financial Group and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. We strive to remove the human element from the trading and order execution process in order to eliminate information leakage. Our objective is to provide our clients with high-performance electronic trading that is fast, efficient and nearly invisible to the market.

During the year ended March 31, 2003, we operated our business through the following principal subsidiaries:

•	Vie Securities, LLC (formerly ATG Trading, LLC)

•	Universal Trading Technologies Corporation (UTTC), and its subsidiaries:

•	Vie Institutional Services, Inc. (formerly Croix Securities, Inc.)

•	REB Securities, Inc.

We are a subsidiary of OptiMark Innovations, Inc. (Innovations), a Delaware corporation. On May 7, 2002, Innovations directly acquired approximately 88% of our outstanding shares of common stock in consideration for $7,272,727 in cash, intellectual property and other non-cash assets, and we issued a senior secured convertible note to Innovations for $2,727,273. Assuming conversion of the note, Innovations would own approximately 89% of our outstanding common stock.

To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of March 31, 2003, we had an accumulated deficit of $96,513,500 and stockholders’ deficiency of $4,039,795, which raises substantial doubt as to our ability to continue as a going concern.

We have developed a plan that we believe will enable us to continue operating for at least the next 12 months. Our primary initiatives include reducing the cost of providing liquidity to our customers, reducing our current operating expenses and streamlining our corporate structure. We are currently exploring alternative methods of offering liquidity to our customers with the objective of lowering our variable cost structure, which includes both commissions paid to third party liquidity providers and trading losses resulting from the use of our proprietary trading algorithm. By lowering these variable costs, we can become more competitive in the pricing we offer our customers, which we believe will substantially facilitate both new account acquisition and increased trading volumes from our existing customers. We also plan to substantially reduce our operating expenses while minimally impacting our ability to grow revenues. The cost-cutting initiatives we are considering include staff reductions, outsourcing technology infrastructure, replacing certain vendor agreements with less expensive alternatives, consolidating our current Philadelphia and New York offices, consolidating our corporate structure, disposing of certain non-core assets subject to creditor approval, revamping the current compensation structure, and other similar such initiatives. While we believe this plan will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, there is no assurance that the plan will be successful. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

Basis of Presentation

The consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accounts of each of our majority-owned subsidiaries, Vie Securities, UTTC, and Ashton Technology Canada, Inc. are consolidated with those of Vie Financial Group in our consolidated financial statements. We generally account for investments in businesses that we own between 20% and 50% of the outstanding equity using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in “equity in loss of affiliates” in our consolidated statements of operations. We used the equity method to account for our investments in Gomez, Inc. and Kingsway-ATG Asia, Ltd. (KAA) (see Note 3 “Investments in Subsidiaries and Affiliated Companies”) for all periods presented.

The results of operations for each of our subsidiaries and equity method investees are accounted for from their dates of formation or investment. All significant intercompany accounts and transactions between Vie Financial Group and its subsidiaries are eliminated in consolidation.

Discontinued Operations

Electronic Market Center

We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. During the year ended March 31, 2001, eMC focused on developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC’s approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients.

On August 9, 2000, eMC agreed to lend TeamVest, Inc., a Delaware corporation based in Charlotte, North Carolina $2,000,000 under a convertible loan agreement. eMC and TeamVest also entered into an operating agreement on that date. Under the operating agreement, eMC gained the right to access, distribute and rebrand TeamVest’s electronic investment advice and Internet-based 401(k) investment advice programs, which eMC planned to offer as part of its distribution channel. The TeamVest loan and accrued interest were convertible into shares of TeamVest common stock at eMC’s option at any time prior to December 31, 2000, or automatically, thirty days after all proceeds of the loan were drawn down and expended by TeamVest. On October 31, 2000, TeamVest created TeamVest Retirement Plan Services, LLC, a North Carolina limited liability company, to which it contributed its defined contribution services business. On November 30, 2000, the TeamVest loan plus accrued interest was converted into shares of TeamVest, Inc. common stock. In addition, eMC received a 7.4% membership interest in TeamVest Retirement Plan Services, LLC.

In March 2001, eMC completed its initial development phase. At that time, we conducted a review of current market conditions, eMC’s strategy, and the resources and funding required to complete the development of eMC. Due to the lack of available external funding, and the overall market conditions which we believed would limit the demand for eMC’s products and services, Vie’s board of directors determined not to provide any additional funding to eMC. After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC’s board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities.

The accompanying consolidated financial statements reflect eMC’s operations as discontinued operations in accordance with APB Opinion No. 30—Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. During the year ended March 31, 2001, we recorded a loss from discontinued operations totaling $2,596,006, primarily for salaries, benefits, and consulting fees for the people hired to develop the technology platform. We also recorded a loss on the disposal of eMC during the year ended March 31, 2001 of $3,145,926, including $63,423 in severance payments, and $3,082,503 in write-offs of eMC’s assets. The write-offs included

$2,033,088 related to eMC’s investments in TeamVest, approximately $796,000 in system development costs, and approximately $254,000 related to software, computer equipment, prepayments and other assets. During the year ended March 31, 2002, we recorded a loss from discontinued operations of $1,161 for administrative costs, and a gain on the disposal of eMC of $667,137 as a result of the settlement of some of its obligations. During the year ended March 31, 2003, we recorded a loss from discontinued operations of $885 for administrative costs. Also included in the consolidated balance sheets are eMC’s remaining net liabilities of $60,841, $59,956 and $806,030 as of March 31, 2003, 2002 and 2001, respectively.

Computer Science Innovations, Inc.

On November 4, 1997, Vie sold its majority-owned subsidiary, Computer Science Innovations, Inc. (“CSI®”). CSI® was sold to a trust created by the CSI® leveraged ESOP. In connection with the sale, we received cash, the forgiveness of amounts due to CSI®, and a $594,125 five-year 8¼% note. On October 3, 2001, Vie accepted $125,000 in full satisfaction of the note balance of $161,215, and recorded a loss of $36,215.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. See “Management’s Discussion and Analysis—Additional Factors That Could Affect Future Results” in Item 7. of this Form 10-K for a discussion of some of the factors that could cause our actual results to differ from those estimates.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements to prior year amounts to conform to the current year’s presentation.

Fair Value of Financial Instruments

Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Securities owned and securities sold, not yet purchased consist entirely of highly liquid, equity securities, and are carried at quoted market prices with unrealized gains and losses included in loss on trading activities in the consolidated statements of operations. Current liabilities are carried at amounts that approximate fair value. Similarly, the estimated fair values of long-term notes approximate the carrying amounts because the interest rates approximate those presently available for similar debt with similar terms and maturities.

Revenue Recognition

Revenues earned during the year ended March 31, 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. During the years ended March 31, 2002 and March 31, 2001, we generated revenues on a per transaction basis for each share traded through the eVWAP trading system and commission revenue from our customers’ orders executed through Vie Institutional Services. Our last trade through the eVWAP system was in March 2002, and on November 29, 2002, we reached an agreement with the Philadelphia Stock Exchange to terminate the operation of the eVWAP pilot facility. Our current line of products is offered directly through our subsidiaries Vie Institutional Services and Vie Securities.

Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis. eVWAP revenues were recorded net of amounts paid to the Philadelphia Stock Exchange pursuant to our September 1995 agreement. Under this agreement, the Philadelphia Stock Exchange employed the eVWAP on its equity-trading floor in exchange for a portion of the revenues eVWAP generated.

Cash and Cash Equivalents

We consider all cash and highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

Accounts Receivable and Concentration of Credit Risk

Receivables from brokers, dealers and other consist of commissions receivable and amounts receivable for securities transactions that have not yet reached their contractual settlement date. Vie Institutional Services and Vie Securities clear all securities transactions through another broker-dealer on a fully disclosed basis. Receivables from brokers, dealers and other also included $0, $4,798 and $66,695 due from the Philadelphia Stock Exchange for eVWAP revenues as of March 31, 2003, 2002 and 2001, respectively.

During the year ended March 31, 2003 three customers individually accounted for approximately 33%, 22% and 10%, respectively, of our revenues, while only two customers accounted for approximately 57% and 18%, respectively, of our revenues during the year ended March 31, 2002. We can give no assurance that these customers will continue to do business with us. If we are unable to achieve and maintain a diversified customer base sufficient to reduce the risk related to the concentration of our revenues from a small number of customers, then the loss of individual customers may materially and adversely affect our business, financial condition and operating results.

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect on our financial position. Additionally, it is our policy to review the credit worthiness of all counter parties and customers prior to engaging in transactions with them.

Capitalized Software Development Costs

In accordance with AICPA Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/ operation stage are expensed as incurred. During the year ended March 31 2001, we capitalized $19,897, in costs for financial software developed for internal use, which we amortized over two years. We did not capitalize any software development costs during the years ended March 31, 2003 and 2002.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the leasehold improvements.

Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the years ended March 31, 2003, 2002 and 2001, because we incurred net losses; therefore, the effect of the dilutive securities is anti-dilutive in those years.

UTTC Common Stock Reverse Split

On April 7, 2000, the Board of Directors of UTTC approved a three-for-four reverse stock split, effective April 10, 2000. All references in the consolidated financial statements to UTTC common shares and common stock options have been adjusted retroactively for the split.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing at the end of the period, and revenues and expenses are translated at average rates of exchange during the period. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. dollar, are reflected as a component of accumulated other comprehensive loss in our consolidated statements of stockholders’ (deficiency) equity.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:

	As Reported
	For the year ended March 31,
	2003	2002	2001
Reported net loss	$(12,077,066)	$(11,755,074)	$(20,938,349)
Compensation cost	$(1,470,641)	$(1,123,444)	$(1,204,925)

Pro forma net loss	$(13,547,707)	$(12,878,518)	$(22,143,274)

Pro forma net loss per share	$(0.02)	$(0.28)	$(0.83)

The fair value of stock options granted during the years ended March 31, 2003, 2002 and 2001 was $504,698, $1,219 and $382,583, respectively. The assumptions we used to calculate the fair values of options issued to employees during the year ended March 31, 2003 include: (i) a risk-free interest rate of 2.1%, (ii) an expected life of 4.72 years, (iii) expected stock volatility of 15%, and (iv) expected stock dividends of zero.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. We will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, where applicable, but have adopted the disclosure requirements of SFAS 148 for the year ended March 31, 2003. This adoption had no impact on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The new accounting provisions of this interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will have no impact on our results of operations or financial position.

3.	INVESTMENTS IN SUBSIDIARIES AND AFFILIATED COMPANIES

Vie Securities LLC

On March 31, 2000, we agreed to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC, a proprietary trading firm and member of the Philadelphia Stock Exchange. On July 25, 2000, we completed the purchase of Hudson Knights Securities, LLC, and formed ATG Trading, LLC. We issued 30,000 shares of our common stock to effect the acquisition and recorded a charge of $106,875 for the issuance of the shares during the year ended March 31, 2001. On October 9, 2002, we changed the name of ATG Trading, LLC to Vie Securities LLC.

Vie Securities is our principal trading entity that provides liquidity to our broker-dealer customers, including Vie Institutional Services, Inc. Using our trading algorithm, which we began using in September 2002, we attempt to achieve the volume-weighted average price (VWAP) that we are giving to our customers in order to minimize the cost of providing them liquidity. During the years ended March 31, 2002 and 2001, Vie Securities provided liquidity to participants in eVWAP and provided our management with real-time experience with volume-weighted average price trading and risk management techniques. We recorded losses on proprietary trading activities of $1,294,917, $375,480 and $335,137 during the years ended March 31, 2003, 2002 and 2001, respectively.

Ashton Technology Canada, Inc.

In December 1999, we entered into an agreement to create Ashton Canada to develop, market and operate intelligent matching, online transaction systems and distribution systems for use by U.S. and Canadian financial intermediaries. On June 7, 2000, Ashton Canada entered into an agreement with the Toronto Stock Exchange to market, deploy, and operate eVWAP, as a facility of the Toronto Stock Exchange for Canadian securities. The Toronto Stock Exchange deferred implementing eVWAP in 2002, and Ashton Canada reduced its expenses and staffing to address the reduced prospects for near-term revenues from such a facility.

On June 11, 2003 Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under the June 7, 2000 agreement to introduce the eVWAP trading system. The arbitration claim states that Ashton Canada designed, developed and was prepared to deploy eVWAP as a facility of the primary Canadian exchange when the Toronto Stock Exchange circumvented the deployment of eVWAP without proper excuse. The Ashton Canada arbitration claim was filed in Toronto, Ontario and seeks substantial damages. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange.

We provided the initial funding for Ashton Canada on December 20, 1999 with $333,400 in cash for 51% of the voting equity, and subsequently funded an additional $1,366,628 as of March 31, 2003. In connection with the agreement to form Ashton Canada, we issued series K warrants to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants were exercisable for a period of two years beginning on June 4, 2000. The series K warrants began vesting in quarterly installments on December 20, 2000, and were fully vested on September 30, 2001. During each of the years ended March 31, 2002 and 2001, we recorded a dividend of $1,024,900 upon vesting of the series K warrants. Vie received 309,500 of the series K warrants from TK Holdings in an exchange on September 24, 2001 (see Note 9 “Stockholders’ (Deficiency) Equity”). This exchange increased our ownership in Ashton Canada from 51% of the voting equity to 90%.

Kingsway-ATG Asia, Ltd.

On December 16, 1999, we signed a joint venture agreement with Kingsway International to create Kingsway-ATG Asia, Ltd. (KAA). On January 13, 2000, Vie purchased 47,000,000 shares of KAA’s voting common stock for $1,000,000 for a 47% interest in KAA. Because we own less than 50% of the equity of KAA, we account for our investment in KAA under the equity method. Our investment in KAA, originally recorded at cost, has been adjusted to recognize our share of KAA’s net losses. The balance of our investment in KAA at March 31, 2003 and 2002 was $0 and $183,468, respectively.

On January 30, 2002, we entered into an “Agreement For Sale And Purchase Of Shares in Respect of the Shares in Kingsway-ATG Asia Limited” with HK Weaver Group, Inc., a British Virgin Islands company formerly known as Kingsway Electronic Services, Limited. Pursuant to the agreement, we sold all of our KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note, effective as of May 7, 2002. On October 3, 2002, we entered into a “Deed of Novation” allowing HK Weaver to assign its rights under the agreements to Weaver Capital Limited, a wholly owned subsidiary of Weaver International Limited. The note is convertible into Weaver Capital or Weaver International common stock upon an IPO of either entity and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Upon conversion of the note, we will receive Weaver Capital or Weaver International shares equal to the total principal amount of the note divided by the IPO price. Such shares will be subject to a lockup for 18 months from their issuance date. In the event of certain defaults identified in the note instrument or should neither Weaver Capital nor Weaver International shares not be listed on GEM by December 31, 2003, our sole recourse is to redeem the note and receive the return of our KAA shares. Because of the uncertainty as to whether an IPO of Weaver Capital or Weaver International will eventually occur, we have determined the fair value of our investment in KAA is $0, and we recorded a loss during the year ended March 31, 2003 of $189,653.

Gomez, Inc.

Gomez, Inc. was one of our majority-owned subsidiaries until December 1999, when our equity ownership of Gomez decreased to less than 50% of the total outstanding equity. As of December 31, 1999, we began accounting for our equity investment in Gomez under the equity method of accounting due to the decrease in ownership and our reduced representation on Gomez’s board. On November 7, 2001, Gomez completed the sale and transfer of substantially all of its assets and liabilities to GZ Advisors, Inc. Gomez, Inc. was then liquidated and GZ Advisors, Inc. was renamed Gomez, Inc. Our equity investment in the new Gomez, Inc. consists of common stock representing less than 1% of the fully diluted ownership.

In July 2001, Gomez raised approximately $1 million of capital through their issuance of senior secured notes. We participated in that financing in the amount of $38,633, which is convertible into approximately 1.4% of the fully diluted common stock of Gomez, Inc. The balance of the note and accrued interest thereon of $41,289 was included in the caption investments in and advances to affiliates on our March 31, 2002 consolidated balance sheet. Pursuant to EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, during the year ended March 31, 2003 we recognized our share of Gomez’s losses to the extent of our advances and accrued interest in the amount of $45,153. The notes are scheduled to mature in November 2006.

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of March 31, 2003 and 2002:

	March 31,		Estimated Useful Life
	2003	2002
Office equipment	$132,527	$215,040	3 - 5 years
Computer equipment	1,459,714	1,655,613	3 years
Computer software	126,693	223,218	3 years
Furniture and fixtures	596,061	625,133	5 years
Leasehold improvements	312,995	312,995	Term of lease

	2,627,990	3,031,999
Less accumulated depreciation	(1,816,651)	(1,516,569)

Property and equipment, net	$811,339	$1,515,430

Depreciation and amortization expense related to property and equipment for the years ended March 31, 2003, 2002 and 2001 was approximately $887,000, $915,000, and $688,000, respectively.

5.	SECURITIES OWNED, SECURITIES SOLD, NOT YET PURCHASED AND OTHER INVESTMENTS

Securities Owned and Securities Sold, Not Yet Purchased

The balance of securities owned and securities sold, not yet purchased as of March 31, 2003 and 2002 consist of the following:

	Securities Owned		Securities Sold, Not Yet Purchased
	2003	2002	2003	2002
Common stock	$7,114	$—	$353,604	$—

Other Investments

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

6.	EXCHANGE MEMBERSHIPS

We own two Philadelphia Stock Exchange memberships through Vie Securities and Vie Institutional Services. In July 2000, Vie Securities purchased an exchange membership with options trading privileges for $90,000 in cash. In January 2000, Vie Institutional Services purchased a regular exchange membership for $69,752 in cash. Exchange memberships are recorded at cost and are evaluated periodically for impairment in value. If a permanent impairment is considered to have occurred, the membership will be recorded at a value that reflects our estimate of the impairment.

On January 23, 2002, REB sold its membership seat that it purchased in March 1999 at a cost of $196,900. REB received proceeds of $105,000 and recorded a loss of $91,900, which is included in other income (expense) on the March 31, 2002 statement of operations.

7.	SHORT-TERM AND LONG-TERM OBLIGATIONS

Investment by SOFTBANK and DFJ ePlanet—Subordinated Convertible Notes

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

The conversion prices will be subject to anti-dilution adjustment in the event of stock dividends, stock splits and combinations, and to broad-based, weighted-average anti-dilution adjustment with respect to any equity issuance, including warrants, to our vendors, service providers or sales representatives up to 2% of our outstanding common stock on December 30, 2002. In the event we do not have equity securities available for conversions under the loan agreement, then upon such conversions, the loan will convert, on an interim basis, into shares of a new series of preferred stock designed to have voting and economic rights substantially equivalent to such unavailable securities. We have committed to use our best efforts to cause our certificate of incorporation to be amended promptly to permit the loan and such preferred stock to convert into an equivalent number of shares of our common stock.

In connection with the loan agreement, we also issued warrants to purchase 8,928,571 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $0.0448 per share. The exercise price is subject to anti-dilution adjustments in the event of stock dividends, stock splits and combinations, and to broad-based, weighted-average anti-dilution adjustments with respect to subsequent issuances of common stock at a price per share that is less than the applicable exercise price. The warrants will expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes. We amortized $25,629 of the discount as interest expense and recorded interest expense of $48,000 at the contractual rate of 8% during the year ended March 31, 2003. The notes are reflected on the March 31, 2003 consolidated balance sheet net of the remaining unamortized discount of $317,228, plus accrued interest of $48,000.

We agreed with SOFTBANK to use approximately $387,000 of the proceeds from the SOFTBANK notes to satisfy our outstanding obligation to reimburse the reasonable fees and expenses of SOFTBANK’s special counsel incurred in the OptiMark Innovations transaction described below.

Investment by OptiMark Innovations Inc. and Secured Convertible Note

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with OptiMark Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of common stock to Innovations in consideration for $7,272,727 in cash, and certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC International Investors, LDC, Innovations and us.

Since the Innovations note was convertible into shares of our common stock at a rate of $0.05158 per share, and the market price of our common stock was $0.17 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $489,394 as interest expense through March 31, 2003. Also during the year ended March 31, 2003, we accrued the contractual interest at a rate of 7.5%, or $183,670, on the Innovations note. The note is reflected on the March 31, 2003 consolidated balance sheet net of the remaining unamortized discount of $2,237,879, plus the accrued interest of $183,670.

On June 18, 2003, Innovations elected to receive $50,000 in cash and to convert the remaining $154,545 into 2,996,229 shares of our common stock in full satisfaction of the $204,545 interest payment due to Innovations on May 7, 2003.

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

The provisional patent application will not provide us with any exclusive rights unless and until a patent is issued. There can be no assurance that the provisional patent application will result in a patent being issued. We have not used the technology provided under the license agreement in our trading system since December 2002, and are terminating that license agreement effective August 28, 2003.

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

RGC Bridge Loan and Exchange Agreement—Secured Note

On April 11, 2002, we entered into a securities exchange agreement with RGC International Investors, LDC (RGC) pursuant to which RGC exchanged its 9% secured convertible note (see Note 8 Exchange of Series F Redeemable Convertible Preferred Stock) for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of our common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and have amortized $266,475 as interest expense through March 31, 2003. Also during the year ended March 31, 2003, we recorded contractual interest of $40,477 on the 9% note prior to the exchange, and $320,019 on the 7.5% note after the exchange. The note is reflected on the March 31, 2003 consolidated balance sheet net of the remaining unamortized discount of $921,525, plus the accrued interest of $320,019.

The exchange agreement allows us to redeem the exchange note at any time, in whole but not in part, for an amount equal to: 30% of the principal amount thereof plus all accrued and unpaid interest in year one; 53.3% of the principal amount thereof plus all accrued and unpaid interest in year two; 76.6% of the principal amount thereof plus all accrued and unpaid interest in year three; or 100% of the principal amount thereof plus all accrued and unpaid interest thereafter.

The warrant was immediately exercisable as to 2,250,000 shares of common stock, and becomes exercisable in quarterly installments of 2,250,000 shares each, beginning October 11, 2002. In addition, the warrant becomes immediately exercisable in full in the event of a change of control of Vie, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of our common stock in excess of the number of shares of common stock that would result in RGC’s beneficially owning more than 4.9% of our outstanding shares of common stock.

Also on April 11, 2002, RGC agreed to lend us up to $250,000, repayable upon the closing of the securities purchase agreement with Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all of our assets. We borrowed the entire $250,000 in April 2002, and repaid it on May 7, 2002.

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

Short-Term Note with HK Weaver Group, Ltd.

On January 30, 2002, HK Weaver agreed to lend us up to $500,000 under a bridge loan agreement. $250,000 of the loan amount was repayable through our mandatory issuance of 5 million shares of common stock, and the remaining $250,000 was either convertible into an additional 5 million shares of our common stock or repayable in cash, at the option of HK Weaver. The HK Weaver loan was secured by the 47 million shares of common stock of KAA that we owned. HK Weaver is our joint venture partner in KAA, and is a holding company and a subsidiary of Kingsway International Holdings Limited (KIHL).

We drew a total of $500,000 on the bridge loan during February 2002. Since the note was convertible into shares of our common stock at a rate of $0.05 per share, and the market price of our common stock was $0.25 on the date of the bridge loan agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $500,000 on the note, and amortized $322,581 as interest expense through March 31, 2002. During the year ended March 31, 2003, we recorded interest expense for the remaining unamortized discount of $177,419. On May 7, 2002, HK Weaver converted the entire $500,000 note into 10 million shares of our common stock.

Also in connection with the bridge loan, we granted HK Weaver a three-year option to purchase two million shares of our common stock at an exercise price equal to the price per share paid by Innovations upon closing of the securities purchase agreement with Innovations, or $0.0448. The options began vesting in quarterly installments on August 7, 2002.

8.	EXCHANGE OF SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK

Exchange Agreement

On July 13, 2001, Vie entered into a securities exchange agreement with RGC International Investors, LDC to exchange all of the outstanding 4,364 shares of series F preferred stock, plus accrued premium, for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The principal amount of the note represented the par value of the series F preferred stock of $4,363,717 plus accrued premium at the date of the exchange of $747,809. Interest on the note was 9% per year, the same rate as the premium on the series F preferred stock. The note was convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceding conversion and $1.00 per share. Certain of our intellectual property, including our eVWAP trading system, secured the note.

During the year ended March 31, 2002, we recorded interest expense of $304,209 for interest from July 13, 2001, the exchange date, through March 31, 2002. Also during the year ended March 31, 2002, we issued 4,360,081 shares of common stock upon conversion of $685,000 in principal and $19,334 in interest on the secured convertible note.

On May 7, 2002, we entered into a securities exchange agreement with RGC, pursuant to which RGC exchanged the 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of Vie common stock at an exercise price of $0.04305 per share (see Note 7 Short-Term and Long-Term

Obligations).

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

Each share of the series F preferred was convertible into a number of shares of our common stock based on a formula. The formula was the stated value of the series F preferred plus a premium of 9% per annum, divided by a conversion price. The conversion price was the lesser of $10.79 or the average of the five lowest closing bid prices of our common stock during the 22 trading days preceding conversion. After February 18, 2000, the series F preferred was not subject to a minimum conversion price, but was redeemable at our option in lieu of conversion, if the market price of our common stock was below $7.35 on any conversion date. The Series F preferred was also subject to redemption by the investor upon the occurrence of certain events that were outside of our control, and was therefore classified in our March 31, 2001 balance sheet as redeemable preferred stock instead of a component of stockholders’ equity.

In January 2001, the aggregate number of shares of common stock issued upon prior conversions of the series F preferred equaled 19.99% of the common stock outstanding on the issue date of the series F preferred, and represented the maximum number of shares issuable to the series F investor without obtaining stockholder approval under NASDAQ rules. As a result of this “triggering event” as defined in the certificate of designations, preferences, and rights of the series F preferred, the series F investor was entitled to redeem the remaining 4,364 shares of series F preferred for cash. In lieu of such redemption, on July 13, 2001, the series F preferred was exchanged for the secured convertible note maturing on August 18, 2003 described above.

During the year ended March 31, 2001, 3,636 shares of the series F preferred were converted into 2,757,358 shares of our common stock, including 290,304 shares for the 9% premium, which we recorded as dividends. We also accrued dividends in arrears of $108,943 and $638,866 to reflect the 9% premium on the remaining series F preferred from the issue date through March 31, 2002 and 2001, respectively.

The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of approximately $12.26 per share.

9.	STOCKHOLDERS’ (DEFICIENCY) EQUITY

Increase in Authorized Common Stock

On April 18, 2002, our stockholders voted to increase the authorized shares of our common stock from 100,000,000 to 1,000,000,000.

Equity Line of Credit Agreement

On July 10, 2001 we entered into an amended equity line arrangement with Jameson Drive LLC. The equity line is in the form of a securities purchase agreement and provides for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period ending July 2003. Jameson also received a five-year warrant to purchase 1,506,024 shares of common stock at an exercise price of $1.02. The agreement requires us to draw a minimum of $2.5 million over the term of the agreement, and limits us to drawing a maximum of $15 million. The agreement allows us to draw on the equity line by selling common stock to Jameson based on a 10% discount to the market price of our common stock at the time of the sale. At any one time, we can draw a minimum of $100,000 and a maximum of $1 million.

We did not use the equity line during the year ended March 31, 2003, and we do not intend to use the equity line before its expiration in July 2003. We are unable to access the equity line by issuing any additional shares until another registration statement covering the resale of such shares is filed by us and declared effective by the SEC. We do not intend to file such a registration statement. We may be required to make a cash payment, currently estimated at $4,900 as a result of not drawing down the minimum $2.5 million as required by the agreement.

During the year ended March 31, 2002, we drew down gross proceeds of $1.8 million on the equity line by selling 12,132,865 shares of common stock to Jameson.

UTTC Series KW Convertible Preferred Stock

On December 12, 2001, all 123,240 shares of the UTTC Series KW preferred stock were converted into 18,489,274 shares of our common stock. The series KW preferred stock was issued by UTTC in a private placement on January 12, 2000 for gross proceeds of $3,000,000. In accordance with the terms of the series KW preferred, 41,080 shares of the series KW preferred was convertible into 3.477 shares each of Vie common stock, and 82,160 shares of the series KW preferred was convertible at the liquidation value divided by the average closing price of Vie common stock for the twenty trading days preceding conversion.

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

UTTC Series TK Convertible Preferred Stock and Series T Warrants

The series TK preferred stock was issued by UTTC on June 4, 1999, in a private placement with TK Holdings, Inc. and one of its principals. UTTC issued 145,700 shares of series TK convertible preferred stock and series T warrants to purchase 200,000 shares of Vie common stock at $10.00 per share for gross proceeds of $2,000,000.

On September 24, 2001, we entered into an exchange agreement with the UTTC series TK preferred stock investors. We received 72,850 shares of series TK preferred stock, all of the outstanding 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada, in exchange for Vie’s investment in JAGfn. Our 5% equity investment in JAGfn was purchased for $1,500,000 on February 6, 2001. As a result of this exchange, we recorded a reduction in other assets of $1,500,000, a reduction in minority interest of $1,000,000 and a loss of $500,000 during the year ended March 31, 2002.

We also exchanged 72,850 shares of UTTC series TK preferred stock on March 9, 2001 for 733,945 shares of our common stock with a value of $1,000,000.

The fair value of the series T warrants was recorded as dividends over the vesting period, which began in June 2000. During the years ended March 31, 2002 and 2001, we recorded dividends of $304,300 and $608,600, respectively, upon vesting of the series T warrants.

Series K Warrants

In connection with our agreement to form Ashton Canada in December 1999, we issued series K warrants to purchase 500,000 shares of Vie common stock at an exercise price of $2.50 per share to TK Holdings, Inc. The warrants expired on June 4, 2002. During each of the years ended March 31, 2002 and 2001, we recorded dividends of $1,024,900 upon vesting of the series K warrants. Vie received 309,500 of the series K warrants from TK Holdings in an exchange on September 24, 2001. (See “UTTC Series TK Convertible Preferred Stock and Series T Warrants”).

Series B Preferred Stock

On September 18, 1997, we offered certain investors shares of our series B convertible preferred stock (with a liquidation preference of $10.00 per share); and the opportunity to exchange up to $3,000,000 of convertible and non-convertible notes previously issued by UTTC for up to 300,000 shares of series B preferred. During 1998, we issued 297,500 shares of series B preferred stock in exchange for the tender of $2,975,000 of the UTTC notes. We also sold 290,000 shares of our series B preferred stock at $10 per share during 1998, realizing total gross proceeds of $2,900,000. Each holder of series B preferred has the right to convert each share into: (i) six shares of Vie common stock; and (ii) one warrant to purchase 1.5 shares of UTTC common stock, at an exercise price of $1.00 per share, subject to adjustment.

The series B preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. We paid cash dividends of $58,877 on the series B preferred during the year ended March 31, 2001. As of March 31, 2003, and 2002, dividends in arrears included $62,143 and $35,415, respectively, for the series B preferred.

During the years ended March 31, 2002 and 2001, 20,200 and 20,000 shares, respectively, of the series B preferred were converted into a total of 241,200 shares of common stock.

Redeemable Common Stock Purchase Warrants

In May 1996, we issued an aggregate of 3,232,500 publicly tradable warrants. The warrants were exercisable at any time during the five-year period ending May 2, 2002, provided that a current prospectus relating to the underlying common stock was in effect and the shares were qualified for sale or exempt from qualification under applicable securities laws. The outstanding warrants expired on May 2, 2002.

10.	RELATED PARTY TRANSACTIONS

Relationship with Innovations

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with OptiMark Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of common stock to Innovations in consideration for $7,272,727 in cash, and certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC International Investors, LDC, Innovations and us.

As of March 31, 2003, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock.

Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also the Chief Executive Officer of OptiMark, Inc. (OptiMark), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. (Holdings), and is paid a base salary and a guaranteed bonus by OptiMark. We reimbursed OptiMark for the portion of Mr. Warshaw’s base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through October 9, 2002, we reimbursed OptiMark $137,261 related to Mr. Warshaw’s compensation. We entered into an employment agreement with Mr. Warshaw effective

September 15, 2002, whereby we also granted him 4,755,528 stock options at an exercise price of $0.08. The options became fully vested upon the employment of Dean Stamos, our current Chief Executive Officer, on October 9, 2002.

Also during the year ended March 31, 2003, we purchased computer equipment and consulting services related to development of the VWAP trading system software from OptiMark for a total price of $241,126. We also entered into a services agreement with OptiMark on January 1, 2003, whereby we provide office space and certain technology and communications support personnel to OptiMark, and OptiMark provides to us certain administrative support personnel. We owed a balance of $68,268 to OptiMark for the computer equipment, consulting services and the net amount payable to OptiMark under the services agreement as of March 31, 2003.

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

Indemnification Agreement

OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.), a wholly-owned subsidiary of Holdings (Equities), is a defendant in a litigation captioned Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey—Hudson County. Finova alleges, among other things, that Equities has effected fraudulent conveyances of certain assets of Holdings (the “Fraudulent Conveyance Claim”). Finova added us as a defendant in the case in May 2002. On May 7, 2002, we entered into an Indemnification Agreement with Equities whereby Equities has indemnified us from and against the entirety of any actions resulting from, arising out of, relating to, in the nature of, or caused by the Fraudulent Conveyance Claim.

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

In accordance with the loan agreement, we issued notes with an aggregate principal loan amount of $1.4 million to the SOFTBANK entities, and issued notes with an aggregate principal loan amount of $1 million to the DFJ ePlanet entities. Each Lender’s note is due and payable on May 4, 2006 and accrues simple interest at 8% per annum. We may prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes are subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC to the extent required by the terms of the RGC note. The lenders may convert all or any portion of the outstanding loan amount into shares of our common stock at an initial conversion price of $0.0448 per share, subject to certain adjustments, or on the same terms as any subsequent financing during the term of the notes (see Note 7 “Short-Term and Long-Term Obligations”).

Separation Agreement with Fredric W. Rittereiser

On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Fredric W. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $100,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock to be registered with the first registration statement we filed within 60 days of the effective date. According to the terms of the separation agreement, Mr. Rittereiser would also receive (i) a $50,000 payment within one year of the effective date and (ii) healthcare insurance paid by us for one year following the effective date. During the year ended March 31, 2003, we recorded a non-cash compensation charge of $720,000 for the value of the shares issued. On July 3, 2002, we paid the final $50,000 payment to Mr. Rittereiser.

The Dover Group, Inc.

We have utilized the Dover Group, Inc. for consulting services related to our financing and product development efforts. Fredric W. Rittereiser, the Company’s former Chairman and Chief Executive Officer, is the sole shareholder, director and officer of Dover. For the year ended March 31, 2001, we paid consulting fees to Dover amounting to $75,000. Effective September 1, 2000, Vie and Mr. Rittereiser entered into an employment agreement, pursuant to which Mr. Rittereiser was compensated by Vie and UTTC directly, and the consulting arrangement with Dover was terminated. On April 15, 2002, Mr. Rittereiser and Vie entered into a separation agreement that became effective as of May 7, 2002, as more fully described above.

On January 14, 1998, we entered into an agreement with Dover and Mr. Rittereiser, whereby they agreed to reimburse us for $413,980 in legal costs associated with a lawsuit brought by David N. Rosensaft against Vie and UTTC, to the extent such costs were not covered by our directors’ and officers’ liability insurance carrier. Dover and Mr. Rittereiser pledged 250,001 shares of UTTC common stock as collateral in support of their agreement to pay the legal costs. On March 4, 1998, the U.S. District Court for the Southern District of New York entered an order awarding damages against Dover and Mr. Rittereiser in the Rosensaft lawsuit in the amount of $1.2 million. We were previously dismissed as a party to the Rosensaft lawsuit, however Vie’s board resolved to fund one-third of the $1.2 million settlement amount, and, UTTC agreed to fund one-third of the Rosensaft settlement. On April 8, 1998, we loaned $380,000 to Dover and Mr. Rittereiser at an annual interest rate of 9% for thirty months to satisfy their one-third portion of the Rosensaft settlement. In exchange for the loan, Dover initially pledged 300,000 shares of Vie common stock which it owned.

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

During the year ended March 31, 2001, we recorded other income of $413,980 for the reimbursement of legal costs. We recorded the amount as other income instead of a reduction to selling, general and administrative expenses because the legal costs that were reimbursed were originally paid by us during 1997. As a result of the acceptance of the Gomez common stock, we recorded an investment in Gomez equal to the value of the stock received, or $884,564. However, due to our equity method of accounting for Gomez, we recorded a corresponding loss in affiliates for the entire amount. We recorded the loss to reduce the carrying amount of the investment in Gomez by our share of Gomez’s net losses to the extent of our investment balance, as required under the equity method of accounting. The loss in affiliates offsets the $413,980 of other income and the $470,584 reduction of the note receivable and related accrued interest.

Consulting Agreement with Arthur J. Bacci

On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the year ended March 31, 2003 related to the issuance of these shares.

Adirondack Capital, LLC

In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a former member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $80,000 and $120,000 during the years ended March 31, 2002 and 2001, respectively. We terminated the consulting agreement with Adirondack effective December 1, 2001. We also paid Adirondack a fee of $75,000 in September 2000 to terminate a fee agreement for advisory services provided by Adirondack to eMC.

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

Effective May 7, 2002, Mr. Gothner resigned from the board of directors.

Kronish, Lieb, Weiner & Hellman LLP

Kronish, Lieb, Weiner & Hellman LLP, the law firm of which Herbert Kronish, a former member of our board of directors, is a senior partner, acted as counsel to us in various matters since 1998. We paid aggregate fees of $2,709 and $65,071 during the years ended March 31, 2002 and 2001, respectively, to Kronish, Lieb, Weiner & Hellman LLP for legal services. Effective September 25, 2001, Mr. Kronish resigned from the board of directors.

11.	STOCK OPTION PLANS

Vie Stock Option Plans

On June 13, 2002, our board of directors approved the 2002 Option Plan. Our stockholders approved the plan at the annual meeting of stockholders held on September 13, 2002. We have reserved 190,221,115 shares of common stock for issuance pursuant to the 2002 plan. The maximum term of options granted under the 2002 plan is 10 years, and the options generally become vested over four years as follows: 1/6th become vested six months after the grant date, 1/6th become vested one year from the grant date, and 2/9ths become vested on each of the second, third and fourth anniversary dates from the grant date. Shares of common stock that are attributable to awards that have expired, terminated or been canceled or forfeited are generally available for issuance or use in connection with future awards. As of March 31, 2003, 15,137,185 shares remain available for grant under the 2002 plan.

In September 2000, our stockholders approved the 2000 Incentive Plan. A total of 3,000,000 shares for which options may be granted were reserved pursuant to the 2000 Plan. In November 1998, our board of directors adopted the 1999 Stock Incentive Plan. A total of 2,550,000 shares for which options may be granted were reserved pursuant to the 1999 Plan. In July 1998, our board of directors adopted the 1998 Stock Incentive Plan. A total of 6,450,000 shares for which options may be granted were reserved pursuant to the 1998 Plan. The 2000 Plan, the 1999 Plan and the 1998 Plan will remain in effect until September 2010, November 2005, and July 2003, respectively, unless sooner terminated by our board of directors. After such date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the respective plans. As of March 31, 2003, 2,981,500, 2,168,049, and 4,171,250 shares remain available for grant under the 2000 Plan, the 1999 Plan and the 1998 Plan, respectively, although we currently do not anticipate making any future grants pursuant to these plans.

We have also issued options to purchase 291,250 shares under agreements separate from the option plans described above. 41,250 of these options are still outstanding at March 31, 2003.

A summary of the status of our stock options outstanding as of March 31, 2003, 2002 and 2001 is as follows:

	March 31, 2003		March 31, 2002		March 31, 2001
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	6,639,317	$3.48	8,440,377	$3.53	7,903,166	$3.15
Cancelled during the year	(20,816,760)	0.88	(1,806,060)	3.73	(397,834)	5.25
Exercised during the year	—	—	—	—	(147,955)	2.03
Granted during the year	194,325,605	0.08	5,000	0.90	1,083,000	6.75

Outstanding at end of year	180,148,162	$0.11	6,639,317	$3.48	8,440,377	$3.53

The following table summarizes information about our stock options outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 – 1.42	178,338,250	9.4 Years	$0.08	23,824,677	$0.08
$1.43 – 2.85	1,153,662	0.3 Years	1.88	1,152,162	1.88
$2.86 – 4.27	295,000	3.0 Years	4.00	292,000	4.00
$4.28 – 5.70	110,000	1.8 Years	5.42	104,000	5.46
$5.71 – 7.12	30,000	1.7 Years	6.77	30,000	6.77
$7.13 – 8.55	100,000	1.8 Years	8.13	100,000	8.13
$8.56 – 9.97	91,250	1.8 Years	9.02	91,250	9.02
$9.98 – 11.40	30,000	1.2 Years	10.50	30,000	10.50

	180,148,162	9.3 Years	$0.11	25,624,089	$0.31

We recognize a non-cash compensation charge for options granted to non-employees in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. No Vie stock options were granted to third parties during the three years ended March 31, 2003. During the year ended March 31, 2001, we recognized non-cash compensation expense of $38,552 for Vie options granted to non-employees during the year ended March 31, 2000.

UTTC Stock Option Plan

In October 1999, UTTC’s board of directors adopted the 1999 UTTC Stock Option Plan, pursuant to which UTTC issued stock options to its employees and third parties. A summary of the status of the UTTC stock options outstanding as of March 31, 2003, 2002 and 2001 is as follows:

	March 31, 2003		March 31, 2002		March 31, 2001
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	4,975,188	$1.99	6,709,751	$2.17	6,678,188	$2.14
Cancelled during the year	(3,453,438)	1.89	(1,734,563)	2.71	(758,250)	—
Exercised during the year	—	—	—	—	—	—
Granted during the year	—	—	—	—	789,813	2.95

Outstanding at end of year	1,521,750	$2.21	4,975,188	$1.99	6,709,751	$2.17

The following table summarizes information about UTTC stock options outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00	1,311,250	1.8 years	2.00	1,049,000	2.00
$3.50	210,500	1.8 years	3.50	167,400	3.50

	1,521,750	1.8 years	$2.21	1,216,400	$2.21

UTTC stock options granted to non-employees generally vest immediately and have a maximum exercise term of five years. UTTC recognized a non-cash compensation charge of $1,556 during the year ended March 31, 2001 for options granted to third parties in compliance with SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the UTTC options granted to directors and employees at the grant date as prescribed by SFAS No. 123, there would be no effect on the net loss.

12.	BENEFIT PLANS

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. Certain officers of Vie serve as trustees of the plan. We may make discretionary contributions, however, we made no contributions during the three years ended March 31, 2003.

13.	INCOME TAXES

We have net operating loss carryforwards at March 31, 2003 of approximately $63,600,000, which will expire between 2011 and 2023, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles and non-qualified options exceeds the basis for financial reporting purposes by approximately 8,532,000. The carryforwards and the temporary difference result in a deferred tax asset of approximately $29,307,000 and $28,738,000 at March 31, 2003 and 2002, respectively, for which we have provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit. As more fully disclosed in Note 1, we had a substantial change in ownership on May 7, 2002. As such, we may now be limited to the amount of net operating loss carryforwards that we use in a particular year to offset future taxable income.

	March 31, 2003	March 31, 2002
Net operating loss carryforward	$25,440,000	$24,871,000
Basis of intangible asset	540,000	540,000
Grant of non-qualified options	3,327,000	3,327,000
Valuation allowance	(29,307,000)	(28,738,000)

Deferred tax asset	$—	$—

The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

	Year ended March 31,
	2003	2002	2001
Tax benefit computed at the federal statutory rate of 34%	$(4,100,000)	$(4,000,000)	$(7,119,000)
State and local income taxes	(1,200,000)	(800,000)
Change in valuation allowance	5,300,000	4,800,000	7,119,000

	$—	$—	$—

Vie Financial Group, UTTC, REB and Vie Institutional Services, and Vie Securities filed a consolidated federal income tax return for the years ended March 31, 2002 and 2001, and will file a consolidated federal income tax return for the year ended March 31, 2003 during fiscal 2004. eMC files separate federal tax returns. In 1999, Vie entered into an agreement with UTTC and its subsidiaries which provides that any member of the group, which has taxable income, must compensate any other member for the use of net operating losses and tax credits.

14.	COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

Lease Commitments

On December 23, 1999, we entered into a ten-year lease for approximately 11,000 square feet of office space in Philadelphia, Pennsylvania. This location is our corporate headquarters.

On June 20, 2002, we entered into a three-year sublease for approximately 6,000 square feet of office space at 1114 Avenue of the Americas, 22nd Floor, New York, New York 10036. This location serves our New York-based staff, which includes administrative, marketing and technology employees.

We lease approximately 1,675 square feet of office space in Philadelphia, Pennsylvania pursuant to a lease expiring in May 2005. This is the principal location for our computer operations. This lease was entered into on March 18, 2002, and replaces a lease for approximately 10,000 square feet of office space at the same location, which was terminated in 2002.

The leases are subject to escalation for our share of increases in real estate taxes and other operating expenses. We also lease certain office equipment under operating leases with expiration dates through July 2004. Future minimum operating lease payments under these agreements are as follows:

Year ending March 31,
2004	$481,842
2005	500,268
2006	317,355
2007	270,188
2008	276,104
Thereafter	666,592

Total	$2,512,349

Rent expense for the years ended March 31, 2003, 2002 and 2001 totaled approximately $507,060, $634,017 and $687,557, respectively.

Litigation

In May 2003, a former employee and a current employee filed separate claims against us with the U.S. Department of Labor/ Occupational Safety & Health Administration (DOL). The claims both allege employment practice issues under the Sarbanes-Oxley Act of 2002. On June 12, 2003, we responded to both claims and denied all allegations. Under the Sarbanes-Oxley Act, claimants can file a civil suit after exhausting administrative remedies before the DOL. Although we believe the allegations are without merit, the outcome of the administrative and court proceeding, if filed, is uncertain. We do not expect a material adverse impact on our financial condition and results of operations as a result of these claims.

On June 7, 2000, our subsidiary, Ashton Canada, entered into a written agreement with the Toronto Stock Exchange Inc. for the integration of Ashton Canada’s eVWAP trade match software, equipment and communications facilities with the Toronto Stock Exchange’s continuous auction market for securities. After Ashton Canada had designed and implemented the eVWAP software and assisted the Toronto Stock Exchange in securing all necessary approvals of the Ontario Securities Commission, the Toronto Stock Exchange, without proper justification or excuse, suspended the integration of eVWAP. Thereafter, following failure by the parties to resolve this matter, on June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange seeking damages of US $30 million for breach of contract, interest in the amount for a period as may be determined by the arbitrator, and costs of the arbitration. The arbitration was filed under the Ontario Arbitrations Act. The outcome of Ashton Canada’s claims is uncertain at this time.

Settlement of Claims

On May 20, 2002 Finova added us as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey—Hudson County. Finova asserts claims arising out of an equipment lease agreement pursuant to which Finova alleges that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova has made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by us from Innovations on May 7, 2002. Pursuant to an indemnification agreement, OptiMark US Equities, Inc. will indemnify Vie from any claims relating to the alleged fraudulent conveyance. The parties have entered into a settlement agreement and mutual release, effective as of June 19, 2003 whereby OptiMark Technologies, Inc., OptiMark, Inc., OptiMark Holdings, Inc. and OptiMark US Equities, Inc. (the OptiMark Payees) have agreed to pay Finova $1,000,000 over three installment payments. In accordance with the agreement, we and our parent, OptiMark Innovations Inc., are unconditionally released from any claims by Finova once the OptiMark Payees have paid Finova the first $200,000 installment, which is due within 30 days of the effective date of the settlement agreement. We are not required to make any cash contribution or otherwise to the settlement. Should the OptiMark Payees default in making the first installment payment, we would not be released from the Finova claims and we would seek indemnification from OptiMark US Equities, Inc. If we are found liable for damages and OptiMark US Equities, Inc. is unable to fulfill its obligations under the indemnification agreement, then such litigation could have a material adverse impact on our financial condition and results of operations.

On April 30, 2002, we entered into a final settlement agreement with Matthew Saltzman, the former President of eMC, in connection with the arbitration award in the amount of $510,750 granted to Mr. Saltzman by the American Arbitration Association on January 14, 2002. Pursuant to the settlement, we agreed to pay an aggregate of $200,000 cash, issue 400,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We made additional payments of $100,000 and issued 400,000 shares of our common stock during the year ended March 31, 2003. Pursuant to the final settlement agreement we also made a final payment of $55,713 together with interest accrued at a rate of 9% per annum on May 1, 2003. For such consideration, Mr. Saltzman executed a release and waiver of all claims against us, including without limitation, claims in connection with the arbitration. We accrued $55,250 and $266,000 related to the unpaid portion of the settlement as of March 31, 2003 and 2002, respectively.

Unasserted Potential Claim

On April 26, 2002, we received a draft complaint from counsel for two shareholders of UTTC that named Vie Financial Group, UTTC, Innovations and specified present and former directors of UTTC as defendants. The draft complaint purports to assert claims arising, among other things, from purported pledges by Vie of UTTC’s intellectual property and the creation of joint ventures that are claimed to have used UTTC’s intellectual property, allegedly without compensation to UTTC or its shareholders. Among other claims, the draft complaint also purports to state claims for breach of fiduciary duty arising out of offers, which were not accepted, to acquire the shares of UTTC from these shareholders at a price that was allegedly too low. To our knowledge, the draft complaint has not yet been filed.

15.	NET CAPITAL REQUIREMENTS

As registered broker-dealers, Vie Institutional Services, Vie Securities and REB are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

We have elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital equal to the greater of $5,000 for Vie Institutional Services and REB and $100,000 for Vie Securities, or 6 2/3% of aggregate indebtedness. At March 31, 2003, Vie Institutional Services, Vie Securities and REB had net capital of $140,154, $1,370,490 and $9,594, respectively, of which $88,420, $1,270,490 and $4,594, respectively, was in excess of required net capital.

16.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	December 31	September 30	June 30
Year ended March 31, 2003
Revenues	$2,628,557	$830,119	$583,961	$253,981
Net loss from continuing operations	(2,186,368)	(2,823,939)	(3,650,849)	(3,415,025)
Net (loss) income from discontinued operations	(45)	(121)	(1,027)	308
Net loss per share from continuing operations	(0.00)	(0.00)	(0.01)	(0.01)
Net loss per common share	(0.00)	(0.00)	(0.01)	(0.01)

	Quarter Ended
	March 31	December 31	September 30	June 30
Year ended March 31, 2002
Revenues	$326,710	$750,296	$1,206,726	$205,738
Net loss from continuing operations	(1,875,586)	(3,031,012)	(3,539,915)	(3,974,537)
Net income (loss) from discontinued operations	5,782	(4,977)	(1,077)	(889)
Gain on disposal of discontinued operations	65,870	—	601,267	—
Net loss per share from continuing operations	(0.03)	(0.06)	(0.13)	(0.14)
Net gain per share from discontinued operations	—	—	0.02	—
Net loss per common share	(0.03)	(0.06)	(0.11)	(0.14)

Year ended March 31, 2001
Revenues	$90,580	$50,593	$37,778	$46,117
Net loss from continuing operations	(4,897,227)	(5,288,311)	(4,096,608)	(3,180,833)
Net loss from discontinued operations	(954,494)	(837,020)	(517,792)	(286,700)
Loss on disposal of discontinued operations	(3,145,926)	—	—	—
Net loss per share from continuing operations	(0.16)	(0.18)	(0.14)	(0.11)
Net loss per share from discontinued operations	(0.14)	(0.03)	(0.02)	(0.01)
Net loss per common share	(0.30)	(0.21)	(0.16)	(0.12)

17.	SUBSEQUENT EVENTS

Investment in Series G Convertible Preferred Stock

Between May 29, 2003 and June 16, 2003, we sold 10,394 shares of our series G convertible preferred stock, par value $0.01, to certain investors for gross proceeds of $1,039,366. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, initially $0.05. The Series G conversion price may be adjusted if Vie issues common stock or a security convertible into common stock before August 27, 2003 at a conversion price of less than $0.05. In such a case, the conversion price of the Series G would become the same as the price per share at which such common stock, or security convertible into common stock, was issued.

Investors in the series G preferred stock also received warrants to purchase an aggregate of 12,992,077 shares of our common stock at an exercise price of $0.08. The warrants have a three-year term and are fully exercisable 6 months after their dates of issuance. If a sufficient number of authorized shares of common stock are not available upon exercise of the warrants, then the holders will be entitled to receive a number of shares of a new series of preferred stock (which Vie will use its best efforts to create) less the number of shares of common stock available for issuance upon exercise of the warrants. The new series of preferred stock will have, in the aggregate, rights, privileges and preferences (including without limitation with respect to dividends, voting and rights upon liquidation or dissolution of Vie) at least as favorable to the holder as our common stock.

We will be required to file a registration statement, registering the shares issuable upon conversion of the series G preferred stock and exercise of the related warrants within thirty (30) days after receiving a written request by the holder or holders of a majority of the shares, however we will have no such obligation at any time before we have a sufficient number of authorized shares of common stock to effect the requested registration.

Employee Furlough Program

On May 15, 2003, we announced management pay reductions and an employee furlough program that temporarily reduced the number of employees in the Company by approximately 30%. This furlough program is expected to be in effect until at least the end of July 2003. We have also closed our Chicago office and terminated the related lease agreement effective July 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit #	Description*

2	Agreement and Plan of Reorganization, dated as of October 25, 1995, among Ashton, Universal Trading Technologies Corp. (“UTTC”), Robert A. Eprile (“Eprile”), David N. Rosensaft (“Rosensaft”), The Dover Group, Inc. (“Dover”) and Medford Financial Inc. (1)

3.1(a)	Certificate of Incorporation of Ashton filed February 16, 1994. (1)

3.1(b)	Certificate of Amendment of Ashton filed October 27, 1995. (1)

3.1(c)	Certificate of Amendment of Ashton filed December 7, 1995. (1)

3.1(d)	Certificate of Amendment of Ashton filed February 1996. (1)

3.1(e)	Certificate of Amendment of Ashton filed October 17, 2001. (10)

3.1(f)	Certificate of Amendment of Ashton filed April 18, 2002. (16)

3.1(g)	Certificate of Designation for Series B Convertible Preferred Stock. (2)

3.1(h)	Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series A Cumulative PIK Preferred Stock. (3)

3.1(i)	Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series B Cumulative Preferred Stock. (3)

3.1(j)	Certificate of Increase to Authorized Number of Shares of Series B Cumulative Preferred Stock. (3)

3.1(k)	Certificate of Retirement of Series A Cumulative PIK Preferred Stock, Certificate of Retirement of Series C Cumulative Preferred Stock, Certificate of Retirement of Series D Cumulative Preferred Stock, and Certificate of Retirement of Series E Cumulative Preferred Stock. (3)

3.1(l)	Certificate of Designation for UTTC™ Series TK Convertible Preferred Stock. (4)

3.1(m)	UTTC™ Certificate of Designation for Series KW Convertible Preferred Stock. (9)

3.1(n)	Certificate of Correction of the Certificate of Designation of the Series A Convertible PIK Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (16)

3.2	The Ashton Technology Group, Inc. Bylaws, as Amended and Restated June 20, 2000. (10)

3.3	Vie Financial Group, Inc. Bylaws, as Amended and Restated July 12, 2002. (17)

4.0	Specimen of Common Stock. (1)

Exhibit #	Description*

4.1	Form of Representative’s Warrant Agreement (including Specimen of Redeemable Common Stock Purchase Warrant). (1)

4.2	Form of Warrant Agreement (including Specimen of Redeemable Common Stock Purchase Warrant). (1)

4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock. (5)

4.4	Series F Preferred Stock Purchase Warrant. (5)

4.5	Certificate of Retirement of Series F Convertible Preferred Stock. (16)

4.6	Securities Purchase Agreement, dated as of February 4, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (13)

4.7	Amendment No. 1 to Securities Purchase Agreement, dated as of March 6, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.(14)

4.8	Amendment No. 2 to Securities Purchase Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.(14)

4.9	Investors’ Rights Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (14)

4.10	Senior Secured Convertible Note of The Ashton Technology Group, Inc. issued in favor of OptiMark Innovations, Inc., dated as of May 3, 2002. (14)

4.11	Securities Exchange Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and RGC International Investors, LDC. (14)

4.12	7.5% Senior Secured Note of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC, dated as of May 3, 2002. (14)

4.13	Intercreditor, Subordination and Standstill Agreement, dated as of May 3, 2002, by and among RGC International Investors, LDC, OptiMark Innovations Inc., The Ashton Technology Group, Inc. and Universal Trading Technologies Corporation. (14)

4.14	Non-competition Agreement, dated as of May 3, 2002, by and among The Ashton Technology Group, Inc., OptiMark Innovations Inc., OptiMark, Inc. and OptiMark Holdings, Inc.(14)

4.15	Stock Purchase Warrant of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC. (14)

4.16	Indemnification Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.). (14)

4.17	Secured Convertible Note by The Ashton Technology Group, Inc. to RGC International Investors, LDC dated July 13, 2001. (11)

4.18	Registration Rights Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001. (11)

Exhibit #	Description*

4.19	Securities Exchange Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001. (11)

4.20	Agreement for Sale and Purchase of Shares in Respect of the Shares of Kingsway ATG Asia Limited. (16)

4.21	Letter Loan Agreement by and between RGC International Investors, LDC, Ashton and UTTC. (16)

4.22	Short-term Bridging Loan—Principal sum of US$ 500,000 between The Ashton Technology Group, Inc. and HK Weaver Group Limited, dated January 30, 2002. (13)

4.23	Share Mortgage between The Ashton Technology Group, Inc. and HK Weaver Group Limited, dated January 30, 2002. (16)

4.24	Promissory Note for principal amount of $699,972 dated as of December 30, 2002 issued by Vie to SOFTBANK Capital Partners LP. (18)

4.25	Promissory Note for principal amount of $687,946 dated as of December 30, 2002 issued by Vie to SOFTBANK Capital LP. (18)

4.26	Promissory Note for principal amount of $12,082 dated as of December 30, 2002 issued by Vie to SOFTBANK Capital Advisors Fund LP. (18)

4.27	Promissory Note for principal amount of $963,000 dated as of December 30,2002 issued by Vie to Draper Fisher Jurvetson ePlanet Ventures L.P. (18)

4.28	Promissory Note for principal amount of $20,000 dated as of December 30, 2002 issued by Vie to Draper Fisher Jurvetson ePlanet Partners Fund, LLC. (18)

4.29	Promissory Note for principal amount of $17,000 dated as of December 30, 2002 issued by Vie to Draper Fisher Jurvetson ePlanet Ventures Gmbh & Co. KG. (18)

4.30	Warrant to Purchase Shares of Stock of Vie issued to SOFTBANK Capital Partners LP, dated as of December 30, 2002. (18)

4.31	Warrant to Purchase Shares of Stock of Vie issued to SOFTBANK capital LP, dated as of December 30, 2002. (18)

4.32	Warrant to Purchase Shares of Stock of Vie issued to SOFTBANK Capital Advisors Fund LP, dated as of December 30, 2002. (18)

4.33	Warrant to Purchase Shares of Stock of Vie issued to Draper Fisher Jurvetson ePlanet Ventures L.P., dated as of December 30, 2002. (18)

4.34	Warrant to Purchase Shares of Stock of Vie issued to Draper Fisher Jurvetson ePlanet Partners Fund, dated as of December 30, 2002. (18)

4.35	Warrant to Purchase Shares of Stock of Vie issued to Draper Fisher ePlanet Ventures GmbH & Co. KG, dated as of December 30, 2002. (18)

4.36	Securities Purchase Agreement, dated as of February 4, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (13)

Exhibit #	Description*

4.37	Amendment No. 1 to Securities Purchase Agreement, dated as of March 6, 2002, by and between The Ashton Technology Group, inc. and OptiMark Innovations Inc. (19)

4.38	Amendment No. 2 to the Securities Purchase Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (19)

4.39	Investors’ Right Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (19)

4.40	Senior Secured Convertible Note of The Ashton Technology Group, Inc. issued in favor of OptiMark Innovations, Inc., dated as of May 3, 2002. (19)

4.41	Securities Exchange Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and RGC International Investors, LDC. (19)

4.42	7.5% Senior Secured Note of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC, dated as of May 3, 2002. (19)

4.43	Intercreditor, Subordination and Standstill Agreement, dated as of May 3, 2002, by and among RGC International Investors, LDC, OptiMark Innovations Inc., The Ashton Technology Group, Inc. and Universal Trading Technologies Corporation. (19)

4.44	Non-competition Agreement, dated as of May 3, 2002, by and among The Ashton Technology Group, Inc., OptiMark Innovations Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (19)

4.45	Stock Purchase Warrant of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC. (19)

4.46	Indemnification Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.). (19)

10.1	Joint Venture Agreement by and between The Ashton Technology Group, Inc. and Kingsway Electronic Services, Ltd. dated as of December 16, 1999. (4)

10.2	Unanimous Shareholder Agreement between The Ashton Technology Group, Inc., 3690822 Canada, Inc. and Ashton Technology Canada, Inc. dated as of December 20, 1999. (4)

10.3	Tax Allocation Agreement by and among The Ashton Technology Group, Inc. and UTTC™ dated as of October 27, 1999. (4)

10.4	Management Services Agreement between The Ashton Technology Group, Inc. and UTTC™ dated as of October 27, 1999. (4)

10.5	Form of Stock Purchase K Warrants. (4)

10.6	Lease Agreement between The Ashton Technology Group, Inc. and Eleven Colonial Penn Plaza Associates for 11 Penn Center, Philadelphia, PA. (9)

10.7	Toronto Stock Exchange Integration Agreement (9)

10.8	Employment Agreement, effective as of September 1, 2000, by and between The Ashton Technology Group, Inc., Universal Trading Technologies Corporation and Frederic W. Rittereiser. (6)

Exhibit #	Description*

10.9	Operating Agreement between and among ATG Trading, LLC, The Ashton Technology Group, Inc. and Thomas L. Rittereiser dated as of August 21, 2000. (7)

10.10	Convertible Loan Agreement between and among TeamVest, Inc. and Electronic Market Center, Inc. dated as of August 9, 2000. (7)

10.11	TeamVest, Inc. Convertible Promissory Note dated as of August 9, 2000. (7)

10.12	Operating Agreement between and among TeamVest, Inc., Electronic Market Center, Inc. and E-Trustco.com, Inc. dated as of August 9, 2000. (7)

10.13	Lease Agreement between The Ashton Technology Group, Inc. and Electronic Data Systems dated as of August 1, 2000. (7)

10.14	Confirmatory Agreement between The Ashton Technology Group, Inc. and Electronic Market Center, Inc., dated as of August 1, 2000. (7)

10.15	Common Stock Purchase Agreement, dated as of February 5, 2001, between The Ashton Technology Group, Inc. and CALP II Limited Partnership. (8)

10.16	Sub-Sublease Agreement between UTTC™ and The Philadelphia Stock Exchange for 1900 Market St., Philadelphia, PA. (16)

10.17	Sublease Agreement between Ashton and The Northwestern Mutual Life Insurance Company for 1114 Avenue of the Americas, New York, NY. (16)

10.18	Amendment, effective September 1, 2001, by and between UTTC, Dover Group, Inc., The Ashton Technology Group, Inc. and the Philadelphia Stock Exchange, Inc. (12)

10.19	Separation Agreement and Release dated as of April 15, 2002 by and between The Ashton Technology Group, Inc. and Fredric W. Rittereiser. (14)

10.20	First Amended and Restated Securities Purchase Agreement between The Ashton Technology Group, Inc. and Jameson Drive LLC, dated July 10, 2001 (15)

10.21	Form of Warrant issued by The Ashton Technology Group, Inc. to Jameson Drive, LLC dated July 10, 2001 (15)

10.22	Agreement between The Ashton Technology Group, Inc. and Jameson Drive LLC, dated July 10, 2001. (15)

10.23	Promissory Note in favor of Optimark Innovations, Inc., dated April 30, 2002. (16)

10.24	Promissory Note in favor of The Ashton Technology Group, Inc., dated April 30, 2002. (16)

10.25	Agreement between Vie Financial Group, Inc. and Robert Warshaw, dated as of September 11, 2002. (17)

10.26	Agreement between Vie Financial Group, Inc. and James S. Pak, dated as of October 2, 2002. (17)

10.27	Agreement between Vie Financial Group, Inc. and Trevor B. Price, dated as of October 7, 2002. (17)

10.28	Loan Agreement dated as of December 30, 2002 by and among Vie and the Lenders. (18)

Exhibit #	Description*

10.29	Separation Agreement and Release dated as of April 15, 2002 by and between The Ashton Technology Group, Inc. and Fredric W. Rittereiser. (19)

21	Subsidiaries of Vie Financial Group, Inc.

23	Independent Auditor’s Consent

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer

*	Incorporated by reference as indicated in the applicable footnote.

(1)	Incorporated by reference to the Company’s Form SB-2 Registration Statement No. 33-1182.
(2)	Incorporated by reference to Form 10-KSB, for the period ended March 31, 1998.
(3)	Incorporated by reference to Form 10-Q, for the period ended September 30, 1999.
(4)	Incorporated by reference to Form 10-Q, for the period ended December 31, 1999.
(5)	Incorporated by reference to Form 8-K, dated August 24, 1999.
(6)	Incorporated by reference to Form 10-Q, for the period ended June 30, 2000.
(7)	Incorporated by reference to Form 10-Q, for the period ended September 30, 2000.
(8)	Incorporated by reference to Form S-3, dated May 22, 2001.
(9)	Incorporated by reference to Form 10-K, for the period ended March 31, 2000.
(10)	Incorporated by reference to Form 10-K, for the period ended March 31, 2001.
(11)	Incorporated by reference to Form 10-Q, for the period ended June 30, 2001.
(12)	Incorporated by reference to Form 10-Q, for the period ended September 30, 2001.
(13)	Incorporated by reference to Form 8-K, dated January 30, 2002.
(14)	Incorporated by reference to Form 8-K, dated May 7, 2002.
(15)	Incorporated by reference to Form S-2, dated July 19, 2001.
(16)	Incorporated by reference to Form 10-K, for the period ended March 31, 2002.
(17)	Incorporated by reference to Form 10-Q, for the period ended September 30, 3002.
(18)	Incorporated by reference to Form 8-K, dated January 3, 2003.
(19)	Incorporated by reference to Form 8-K, dated May 22, 2002.

(b)	Reports on Form 8-K

1.	A current report on Form 8-K was filed on February 14, 2003 that included Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure”.
2.	A current report on Form 8-K was filed on dated May 15, 2003 that included Item 5. “Other Events”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 30, 2003.

VIE FINANCIAL GROUP, INC.

By:	/s/ Dean G. Stamos
Dean G. Stamos Chief Executive Officer

By:	/s/ James S. Pak
James S. Pak Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

Ronald D. Fisher	Director	June 30, 2003

/s/ Carmine F. Adimando Carmine F. Adimando	Director	June 30, 2003

Jonathan F. Foster	Director	June 30, 2003

/s/ William Lupien William Lupien	Director	June 30, 2003

Roy S. Neff	Director	June 30, 2003

/s/ Howard J. Schwartz Howard J. Schwartz	Director	June 30, 2003

/s/ Dean G. Stamos Dean G. Stamos	Director and Chief Executive Officer (Principal Executive Officer)	June 30, 2003

/s/ Robert J. Warshaw Robert J. Warshaw	Director	June 30, 2003

/s/ James S. Pak James S. Pak	Chief Financial Officer (Principal Financial Officer)	June 30, 2003

/s/ Jennifer L. Andrews Jennifer L. Andrews	Principal Accounting Officer	June 30, 2003

CERTIFICATIONS

I, Dean G. Stamos, certify that:

1.	I have reviewed this annual report on Form 10-K of Vie Financial Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 30, 2003	By:	/s/ Dean G. Stamos
		Name: Title:	Dean G. Stamos Chief Executive Officer

I, James S. Pak, certify that:

1.	I have reviewed this annual report on Form 10-K of Vie Financial Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 30, 2003	By:	/s/ James S. Pak
		Name: Title:	James S. Pak Chief Financial Officer