Form 10-K/A
period 2003-03-31
VIE FINANCIAL GROUP INC
filed 2003-07-29
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A NO. 1

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

EXPLANATION FOR AMENDMENT:

The Annual Report on Form 10-K of Vie Financial Group, Inc. for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003, is being amended to include the items below:

ITEM	DESCRIPTION

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

As originally filed, the Company’s 2003 Form 10-K incorporated the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company’s fiscal year ended March 31, 2003 as required by Instruction G. (3), Items 10, 11, 12 and 13 in Part III of the 2003 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefore the following:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors has determined to fix the size of the Board at no more than nine directors. The Board currently consists of eight members, Ronald D. Fisher, Carmine F. Adimando, Jonathan F. Foster, William A. Lupien, Roy S. Neff, Howard J. Schwartz, Dean G. Stamos and Robert J. Warshaw. The Board has nominated the eight incumbent Directors to be elected to serve until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified. There are no current plans to fill the ninth board seat.

Set forth below is certain information about each director’s principal occupation and business experience, age, and directorships held in other public corporations, as well as Vie Board committee memberships as of July 18, 2003.

Name	Age	Principal Occupation
Ronald D. Fisher (2) (3)	55	Managing Partner of SOFTBANK Capital Partners and Vice Chairman of SOFTBANK Holdings, Inc. for over five years.

Carmine F. Adimando (1) (5)	59	Chairman and President of CARMCO Investments, LLC, a private consulting firm for over five years.

Jonathan F. Foster (1)	42	Managing Director of The Cypress Group, a private equity firm since March 2002; Senior Managing Director in the mergers and acquisitions group at Bear, Stearns & Co. Inc. from 2001 to 2002; Executive Vice President, Chief Operating Officer and Chief Financial Officer of Toysrus.com during 2000; investment banker at Lazard Freres & Co from 1989 until 1999.

William A. Lupien (3) (4)	61	Chairman of OptiMark Holdings, Inc. for over five years.

Roy S. Neff (4)	49	Managing Director of Gamma Investors, LLC, a private equity-based hedge fund since January 2000, and CEO of BarterSecurities, Inc., a private entity which builds online trading software since November 2000; Co-Chief Executive Officer of BNP/Cooper Neff, Inc., a subsidiary of BNP Paribas from January 1995 to January 2000.

Howard J. Schwartz (2)	59	CEO and Chairman of Lynch, Jones & Ryan, Inc., a private institutional brokerage firm, from December 1991 to May 2002; Chairman and CEO of Harborview, LLC, a private firm providing floor brokerage services from February 2000 to December 2002.

Dean G. Stamos	37	Chief Executive Officer of Vie since October 2002; President of NYFIX Millenium, LLC, a subsidiary of NYFIX, Inc. from August 1999 to September 2002; Director of Execution Services at SG Cowen Securities from August 1997 to August 1999.

Robert J. Warshaw (2) (3) (4)	49	Chief Executive Officer of Vie from May 8, 2002 until October 8, 2002; Chief Executive Officer of OptiMark Holdings, Inc., the parent of our majority stockholder, and of OptiMark, Inc. since March 14, 2001; Co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc., a subsidiary of OptiMark Holdings, Inc.; Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. from November 1999 through June 2000; Chief Information Officer at Lazard Freres & Co. LLC, an international investment banking firm, from October 1993 to October 1999.

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Technology Committee.
(5)	Mr. Adimando serves as Chairman of the Audit Committee and as the Audit Committee Financial Expert, as defined in the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

Ronald D. Fisher has served as a director since May 8, 2002, and as the Chairman since October 31, 2002. Mr. Fisher is not an executive officer of the Company. Mr. Fisher is a Managing Partner of SOFTBANK Capital Partners and Vice Chairman of SOFTBANK Holdings, Inc. He also serves as a director of SOFTBANK Corp., Japan. Mr. Fisher joined SOFTBANK in October 1995, overseeing its US operations and its other activities outside of Asia. Prior to joining SOFTBANK, Mr. Fisher was, for six years, the Chief Executive Officer of Phoenix Technologies Ltd., the leading developer and marketer of system software products for personal computers, from January 1990 to February 1996. He joined Phoenix from Interactive Systems Corporation, a UNIX software company, where he served for five and a half years as President, initially as Chief Operating Officer and then CEO. His experience prior to Interactive Systems includes senior executive positions at Visicorp, TRW, and ICL (USA). Mr. Fisher also serves on the boards of OptiMark Innovations Inc., E*Trade Group Inc., GSI Commerce, Inc., InsWeb Corp., Optimark Holdings, Inc. and Terabeam Corporation. Mr. Fisher earned his MBA from Columbia University and Bachelor of Commerce degree from the University of Witwatersand in South Africa.

Carmine F. Adimando has been a director of Vie since September 13, 2002. Mr. Adimando currently holds various leadership positions in several financial services companies, academic institutions, and philanthropic organizations. He is Chairman and President of CARMCO Investments, LLC, which provides financial advisory and consulting services to public and private corporations and other business entities. He is or has been a member of the board of directors of Sensory Science Inc., Instantrax Systems LLC, CNF Technologies Inc., GlobalNet International Co. and Counsel Press LLC. Mr. Adimando is a member of the Board of Overseers of the University of Connecticut School of Business and the Board of Regents of Sacred Heart University. He also serves on the Advisory Board for the Franciscan Friars of Atonement and on the Board of Directors of St. Vincent’s Hospital Foundation in Fairfield, Connecticut.

Mr. Adimando held various executive positions and served in various capacities with Pitney Bowes Inc. from 1979 through 1996. He was vice president of finance, treasurer and chief financial officer at Pitney Bowes Inc and also served as President of Pitney Bowes International Holdings, Inc. and as a member of the Executive Committee and Board of Directors of Pitney Bowes Leasing Company. Prior to joining Pitney Bowes in 1979, Mr. Adimando held several executive financial and operating positions with AMR Corp., Burndy Corporation, Deloitte & Touche LLP, Haskins & Sells and Morgan Guaranty Trust Company. Mr. Adimando is a certified public accountant and a graduate of St. John’s University and Stanford University’s Graduate School of Business Senior Financial Management Program.

Jonathan F. Foster has served as a director of Vie since June 10, 2002. He is a managing director at The Cypress Group, a leading New York-based private equity firm with approximately $3.5 billion under management. Prior to joining The Cypress Group, Mr. Foster was a senior managing director in the mergers and acquisitions group at Bear, Stearns & Co. Inc. from 2001 to 2002. Mr. Foster served as executive vice president, chief operating officer and chief financial officer of Toysrus.com during 2000. From 1989 until 1999, Mr. Foster was an investment banker at Lazard Freres & Co., ultimately as a managing director in Lazard Freres & Co.’s mergers and acquisitions group. Mr. Foster received a Msc. in Accounting and Finance from the London School of Economics in 1985 and a B.B.A. in Accounting from Emory University in 1984.

William A. Lupien has been a director of Vie since September 13, 2002. Mr. Lupien is currently Chairman of OptiMark Holdings, Inc., a company which he co-founded in January 1988. He has been active in the securities business since joining the California-based brokerage firm of Mitchum, Jones & Templeton (MJT), Inc. in 1965. Mr. Lupien served as Chairman and CEO of MJT and served as a specialist on the equity trading floor of the Pacific Exchange for 17 years. From 1983 to 1988, Mr. Lupien served as President, then Chairman and CEO, of Instinet Corporation, a computer-based market-access network, where he presided over an 1100% increase in trading volume. Mr. Lupien was a member of the Board of the Pacific Exchange and of its original Inter-exchange Committee, which designed the Intermarket Trading System (ITS). He also served as Chairman of the Floor Trading and Nominating Committee and was a member of the SEC’s Advisory Committee dedicated to the development of a US national market system. Mr. Lupien is a graduate of San Diego State University and the co-inventor of the OptiMark® Trading System.

Roy S. Neff has served as a director of Vie since June 10, 2002. He is a managing director of Gamma Capital Advisors Ltd., LLC, which trades an equity-based hedge fund, and is the CEO of BarterSecurities, Inc., which builds online trading software. Prior to January, 2000, Mr. Neff was the co-chief executive officer of BNP/Cooper Neff, Inc., a subsidiary of BNP Paribas that was responsible for the options trading business of the bank. Mr. Neff was a co-founder of Cooper Neff & Associates, a proprietary options trading firm, in 1981 and was the managing partner of Cooper Neff Technologies, L.P., prior to its acquisition by BNP Paribas in January, 1995. Mr. Neff graduated summa cum laude from the Massachusetts Institute of Technology with a Bachelor of Science in mathematics, and earned a Masters of Business Administration from the Wharton Graduate Division of the University of Pennsylvania.

Howard J. Schwartz has served as a director of Vie Since December 13, 2002. Mr. Schwartz has held top positions, including CEO and Chairman of Lynch, Jones & Ryan, Inc., an institutional brokerage firm. LJR is a leader in commission recapture programs for pension funds and now a wholly owned subsidiary of Instinet. He was also Chairman and CEO of Harborview, LLC, a member firm of the New York Stock Exchange that provides floor brokerage services. Mr. Schwartz has served as a member of the Securities Industry Association’s Board of Directors and was the founder and former chairman of the SIA’s Institutional Brokerage Committee.

Dean G. Stamos has served as a director and our Chief Executive Officer since October 9, 2002. Prior to joining Vie, Mr. Stamos was co-founder and president of NYFIX Millennium, LLC, a New York-based alternative trading system. Stamos was also a director at SG Cowen Securities, where he was responsible for the execution service division. Previously, he was regional manager of Herzog, Heine Geduld, Inc., where he oversaw the Boston and San Francisco execution service divisions. Prior to joining Herzog, Heine Geduld, he was the Boston manager of Cowen & Company. Mr. Stamos has served on numerous regional exchange and execution quality committees and has presented at multiple industry symposiums on a wide variety of topics, including market structure and quality of execution. He began his career as a trader and specialist on the floor of the Boston Stock Exchange.

Robert J. Warshaw has served as a director since May 8, 2002, and served as our acting Chief Executive Officer from May 8, 2002 until October 9, 2002. Mr Warshaw has also served as Chief Executive Officer of OptiMark Holdings, Inc., the parent of our majority stockholder, and of OptiMark, Inc. since March 14, 2001. Mr. Warshaw previously served as Co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc., a subsidiary of OptiMark Holdings, Inc. From November 1999 through June 2000, Mr. Warshaw served as Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. From October 1993 to October 1999, Mr. Warshaw was Chief Information Officer at Lazard Freres & Co. LLC, an international investment banking firm. From January 1990 to October 1993, he was a partner at McKinsey & Company, a global management consulting firm. Mr. Warshaw received his bachelor’s degree in English from the University of Pennsylvania and a Masters in Management from Northwestern University’s Kellogg School of Management.

Corporate Governance

Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the Chief Executive Officer (CEO); and management runs the company’s day-to-day operations. Our Board of Directors currently consists of 8 directors. The primary responsibilities of the Board of Directors are oversight, counseling and direction to the Company’s management in the long-term interests of the company and its stockholders. The Board’s detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and approving the compensation of the Chief Executive Officer and other senior executives; (b) reviewing and, where appropriate, approving the company’s major financial objectives, strategic and operating plans and actions; (c) overseeing the conduct of the Company’s business to evaluate whether the business is being properly managed; and (d) overseeing the processes for maintaining the Company’s integrity with regard to its financial statements and other public disclosures and compliance with laws and ethics. The Board of Directors has delegated to the CEO, working with the Company’s other executive officers, the authority and responsibility for managing the Company’s business in a manner consistent with the Company’s standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The CEO and management are responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by the Company.

The Board of Directors had a total of 18 meetings and took action by unanimous written consent five times during the fiscal year ended March 31, 2003. All directors attended at least 75% of the meetings of the Board of Directors and of the Committees of the Board of Directors on which they served during the year.

The Board of Directors has four committees: a Compensation Committee, an Audit Committee, a Nominating Committee, and a Technology Committee.

Audit Committee

The Board of Directors has constituted an Audit Committee comprised of no less than two independent directors, as that term is defined under the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Act”). Mr. Carmine F. Adimando is the Chairman of the Audit Committee and is the Audit Committee Financial Expert. The Amended Charter of the Audit Committee provides among other things, that the Audit Committee has the authority to appoint and replace the independent accountants, to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent accountants, and to retain independent legal, accounting or other advisors. The Audit Committee considers and reviews the financial statements of the Company and matters arising in connection with external audit reports, including the scope and function of the external audit process and the independence of Vie’s external auditors, auditors’ management reports, Vie’s critical accounting policies, judgments and estimates and related matters, as well as related-party transactions. The Audit Committee met six times during the fiscal year ended March 31, 2003.

The Audit Committee has, as required by under the Act and Section 301 of the Sarbanes-Oxley Act of 2002, adopted a “whistleblower policy” providing for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of the Company of concerns regarding questionable accounting or auditing matters.

Code of Conduct

The Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees of the Company which provides, among other things, for honest and ethical conduct; avoidance of conflicts of interest, including the disclosure of any material transaction or relationship that could be expected to give rise to a conflict; full, fair, accurate, timely and understandable disclosure in reports filed by the Company with the Securities and Exchange Commission; internal reporting of Code of Conduct violations; and accountability for any violations.

Compensation Committee

The Compensation Committee reviews Vie’s compensation programs, and exercises authority with respect to the payment of direct salaries and incentive compensation to the executive officers of Vie. The Compensation Committee also administers Vie’s employee stock option and incentive plans. The Compensation Committee met two times and took action by unanimous written consent two times during the fiscal year ended March 31, 2003.

Nominating Committee

The Nominating Committee reviews possible candidates for the Board of Directors and recommends the nominees for directors to the Board of Directors for approval. The Nominating Committee considers suggestions from various sources, including stockholders. Such suggestions, together with appropriate biographical information, should be submitted to the Secretary of the Company. The Nominating Committee met one time during the fiscal year ended March 31, 2003.

Technology Committee

The Technology Committee was formed on June 13, 2002, and reviews technology matters and technology issues relating to the Company and its affiliates. The Technology Committee met one time in the fiscal year ended March 31, 2003.

Compensation of Directors

As of May 8, 2002, directors who are not officers of the Company do not receive any cash compensation for their service as directors. Before May 8, 2002, the prior directors received monthly retainer fees of $1,000. Directors are reimbursed for travel-related expenses incurred in attending board meetings. During the year ended March 31, 2003, each non-employee director was granted options to acquire 2,853,317 shares of stock under the Vie Financial Group, Inc. 2002 Option Plan. The options have an exercise price of $0.08, subject to adjustment in the case of certain changes in Vie’s capitalization, vest over four years, and expire ten years after the date of grant. The members of the Audit Committee, Mr. Adimando and Mr. Foster, were also granted options to acquire an additional 400,000 and 200,000 shares, respectively, of Vie’s common stock on the same terms.

Any executive officers that are or were also directors of Vie have not been compensated for their service as directors.

Executive Officers of the Company

Set forth below is certain information about the executive officers of Vie:

Name	Age	Positions with the Company and its Subsidiaries
Dean G. Stamos	37	Chief Executive Officer and Director of Vie; President and Director of Vie Institutional Services, Inc.; and Manager member of Vie Securities LLC.

Trevor B. Price	34	President of Vie.

Daniel A. Nole	37	Chief Operating Officer of Vie, Vie Institutional Services, Inc. and Vie Securities LLC.

James S. Pak	34	Executive Vice President, Chief Financial Officer of Vie; Director of UTTC and Vie Institutional Services, Inc.

Jennifer L. Andrews	33	Executive Vice President, Finance of Vie; Financial Operations Principal of Vie Institutional Services, Inc. and Vie Securities LLC.

William W. Uchimoto	47	Executive Vice President, General Counsel of Vie; Director of UTTC and Vie Institutional Services, Inc.

Fred S. Weingard	50	Executive Vice President, Chief Technology Officer of Vie; Director of UTTC.

Vie Securities LLC is a wholly-owned subsidiary of Vie Financial Group, Inc., and Vie Institutional Services, Inc. is a wholly-owned subsidiary of Universal Trading Technologies Corporation (UTTC). UTTC is a majority-owned subsidiary of Vie Financial Group, Inc.

Trevor B. Price has served as our President since May 8, 2002. Prior to joining Vie, Mr. Price was an Executive Vice President of OptiMark, Inc. since April 16, 2001. Prior to joining OptiMark, Mr. Price was, from January 2000 through April 2001, Chairman, CEO and founder of SavvyJack, Inc. a business-to-business e-commerce application services provider. During the period from January 2000 through May 2000, while founding SavvyJack, Mr. Price also consulted with Continuous Software Corporation where he led the business transition process for the acquisition of Pagoda Corporation, a company that he founded and built. From June 1998 through January 2000, Mr. Price was co-founder Co-CEO and director of Pagoda Corporation with primary responsibility for product marketing and development. Pagoda successfully developed and deployed an enterprise knowledge management solution to Fortune 500 companies. From March 1992 through June 1998, Mr. Price served in different management positions at Software Services International, Inc, a global services capital firm. Mr. Price has an undergraduate degree from the University of Pennsylvania.

Daniel A. Nole has served as our Chief Operating Officer since May 15, 2003. Prior to joining Vie, Mr. Nole was CFO, Vice President of Operations and Compliance Officer of NYFIX Millennium, LLC & NYFIX Transaction Services, Inc. Prior to NYFIX, Mr. Nole was employed as a Specialist and Compliance officer for K&S, Inc. He acted as regional market maker in 40 New York Stock Exchange listed issues. Additionally, Mr. Nole worked in the Assurance and Advisory Business Services practice of Ernst & Young LLP for 3 years, while obtaining an MS in Accounting from NYU Stern School of Business. He completed his BA in the Liberal Arts at Colgate University.

James S. Pak has served as Executive Vice President and Chief Financial Officer since May 8, 2002. Prior to joining Vie, Mr. Pak was an Executive Vice President of OptiMark, Inc. since December 1, 2001. From September 2001 through November 2001, Mr. Pak was a consultant to OptiMark. Between March 2001 and August 2001, Mr. Pak was an independent consultant. From October 1998 through March 2001, Mr. Pak was an investment banker at Lazard Freres & Co. LLC, an international investment banking firm, focused on mergers and acquisitions. Prior to working at Lazard, Mr. Pak worked from August 1992 through October 1998 for Merrill Lynch & Co. in various groups including investment banking and debt capital markets in New York and London. Mr. Pak has an undergraduate degree from New York University.

Jennifer L. Andrews has served as Executive Vice President, Finance of Vie since May 8, 2002, as Senior Vice President and Chief Financial Officer from June 2000 to May 2002, and as Vice President and Controller from July 1999 to June 2000. Prior to joining Vie, Ms. Andrews was an audit manager in the Assurance and Advisory Business Services practice of Ernst & Young LLP, where she advised clients in the financial services industry. Ms. Andrews is a certified public accountant and received her undergraduate degree from Rowan University.

William W. Uchimoto served as Executive Vice President and General Counsel of Vie from June 1998 through July 2003. He is no longer employed with Vie after July 4, 2003. Mr Uchimoto served as a member of the Board of Directors from June 1998 through May 2002. Mr. Uchimoto joined Vie in the fall of 1997 as Executive Vice President of International Business Development. Mr. Uchimoto served as Associate General Counsel of the Philadelphia Stock Exchange from 1986 to 1987, at which time he was appointed General Counsel, a position he held until 1997. From 1981 to 1986, Mr. Uchimoto was an attorney with the Securities and Exchange Commission. Mr. Uchimoto received his J.D. from U.C. Hastings College of Law in 1981 and Bachelor of Economics from U.C. Davis in 1978.

Fred S. Weingard served as Executive Vice President and Chief Technology Officer of Vie from 1996 through July 2003. He is no longer employed with Vie after July 15, 2003. Mr. Weingard also served as a director from 1996 through September 2002. Prior to joining Vie, Mr. Weingard was, from January 1986 to July 1996, the founder and Principal of Booz Allen & Hamilton’s Advanced Computational Technologies Practice with primary responsibility to deliver advanced-technology systems tailored to customers. From July 1980 to January 1986, Mr. Weingard was a senior intelligence analyst for the Defense Intelligence Agency performing highly classified technical analysis and providing high-level briefings to senior government officials. From June 1976 to July 1980, he was the lead Nuclear Engineer for a commercial architectural engineering firm. Mr. Weingard received his Bachelor of Science degree in Engineering Physics and his Masters Degree in Nuclear Engineering from Cornell University and a second Masters Degree in Computer Science from The George Washington University. He is a National Science Foundation mathematics award winner. He has Professional Engineering licenses in Mechanical Engineering and has two US patents in neural networks. He has co-authored several papers and has given lectures and presentations to government, industry, and academia.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth the amount of all compensation paid by Vie during the years ended March 31, 2003, March 31, 2002, and March 31, 2001 to Vie’s current and former Chief Executive Officers and to Vie’s most highly compensated executive officers for those years.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year Ended March 31,	Salary ($)	Bonus ($)	Other ($)	Number Of Options	All Other ($)
Dean G. Stamos Current Chief Executive Officer	2003 2002 2001	129,640 –0– –0–	25,000 –0– –0–	–0– –0– –0–	47,555,279 –0– –0–	–0– –0– –0–

Robert J. Warshaw Interim Chief Executive Officer (May 8, 2002 – October 8, 2002)	2003 2002 2001	137,261 –0– –0–	–0– –0– –0–	–0– –0– –0–	4,755,528 –0– –0–	–0– –0– –0–

Fredric W. Rittereiser Former Chairman and Chief Executive Officer	2003 2002 (1)2001	12,500 342,500 210,000	–0– –0– –0–	–0– –0– –0–	–0– –0– –0–	870,736 38,920 83,313	(2) (3) (3)

Trevor B. Price President	2003 2002 2001	135,461 –0– –0–	–0– –0– –0–	–0– –0– –0–	23,777,639 –0– –0–	–0– –0– –0–

James S. Pak Executive Vice President, Chief Financial Officer	2003 2002 2001	135,461 –0– –0–	–0– –0– –0–	–0– –0– –0–	14,266,584 –0– –0–	–0– –0– –0–

William W. Uchimoto Executive Vice President and General Counsel	2003 2002 2001	175,458 198,625 210,000	–0– –0– –0–	–0– –0– –0–	3,138,648 –0– –0–	–0– 2,568 16,258	(3) (3)

Fred S. Weingard Executive Vice President and Chief Technology Officer	2003 2002 2001	208,090 250,648 265,000	–0– –0– –0–	–0– –0– –0–	14,266,584 –0– –0–	–0– 1,941 20,076	(3) (3)

(1)	The Dover Group, Inc. was paid $75,000 in consulting fees for the fiscal year ended March 31, 2001. Mr. Rittereiser is the sole stockholder, director and officer of Dover.
(2)	On April 15, 2002, we entered into a separation agreement with Mr. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $150,000 cash payment, (ii) reimbursement of certain expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock. The fair market value of the stock issued to Mr. Rittereiser was $720,000 based on the market price of our common stock on April 15, 2002, the date of the agreement.
(3)	Represents the payment of the premiums of a life insurance policy.

On July 1, 1999, Vie entered into deferred compensation plans with Messrs. Rittereiser, Bacci, Uchimoto and Weingard. Pursuant to the plans, Vie maintained (a) term life insurance policies on Mr. Rittereiser in the amount of $5,000,000 (b) key man life insurance policies on Mr. Rittereiser in the amount of $3,000,000, (c) term life insurance policies on Messrs. Bacci, Uchimoto and Weingard in the amount of $1,100,000 each, and (d) key man split-dollar life insurance policies on Messrs. Bacci, Uchimoto and Weingard in the amount of $900,000 each. In connection with the April 15, 2002 separation agreement with Mr. Rittereiser, Vie agreed to transfer and assign to him the $5,000,000 term life insurance policies. The term life insurance policies on Messrs. Bacci, Uchimoto and Weingard and all of the key man split-dollar life insurance policies were terminated effective May 7, 2002.

Since inception, Vie has not granted stock appreciation rights and does not have a defined benefit or actuarial plan.

Option Grants in Last Fiscal Year

The following table sets forth, for each of the executive officers listed in the Summary Compensation Table, certain information concerning options granted during the fiscal year ended March 31, 2003. Pursuant to SEC rules, the table shows the value of the options granted at the end of the option terms if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The potential realized value of the options granted would be zero if the stock price does not appreciate.

Option/SAR Grants in Last Fiscal Year

	Individual Grants			Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for option term
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)

Name					5%($)	10%($)
Dean G. Stamos	47,555,279	28.2%	$0.08	10/9/2012	$2,392,581	$6,063,269
Robert J. Warshaw	4,755,528	2.8%	$0.08	9/15/2002	$239,258	$606,327
Fredric W. Rittereiser	-0-	—	—	—	—	—
Trevor B. Price	23,777,639	14.1%	$0.08	7/9/2012	$1,196,290	$3,031,635
James S. Pak	14,266,584	8.5%	$0.08	7/9/2012	$717,774	$1,818,981
William W. Uchimoto (1)	3,138,648	1.9%	$0.08	7/9/2012	$157,910	$400,176
Fred S. Weingard (2)	14,266,584	8.5%	$0.08	7/9/2012	$717,774	$1,818,981

(1)	On June 19, 2003, the Compensation Committee agreed to accelerate the vesting with respect to any unvested options held by Mr. Uchimoto in consideration for his past service to the Company and in connection with his leaving the Company. The expiration date was also extended from October 2, 2003 (90 days after his date of separation) to July 3, 2004.
(2)	On July 10, 2003, Vie entered into a separation agreement with Mr. Weingard, which, among other things, entitles him to accelerated vesting with respect to any unvested portion of 50% of the options held by Mr. Weingard. The expiration date was also extended from October 13, 2003 (90 days after his date of separation) to July 15, 2005.

Aggregated Option Exercises in Year Ended March 31, 2003 and Year End Option Values

The following table sets forth certain information concerning the number of unexercised stock options held by our executive officers at March 31, 2003 and the value thereof, and the number of exercised options and the value thereof during the fiscal year ended March 31, 2003. Amounts were calculated by multiplying the number of unexercised options by the closing price of the common stock on March 31, 2003 ($0.07) and subtracting the exercise price.

	Shares Acquired On	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)		In-the-Money Value of Unexercised Options at FY-End ($)
Name	Exercises (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dean G. Stamos	—	—	-0-	47,555,279	-0-	-0-
Robert J. Warshaw	—	—	4,755,528	-0-	-0-	-0-
Fredric W. Rittereiser	—	—	-0-	-0-	-0-	-0-
Trevor B. Price	—	—	7,925,880	15,851,760	-0-	-0-
James S. Pak	—	—	4,755,528	9,511,056	-0-	-0-
William W. Uchimoto	—	—	1,046,216	2,092,432	-0-	-0-
Fred S. Weingard	—	—	4,755,528	9,511,056	-0-	-0-

Employment Contracts and Termination of Employment pursuant to a Change in Control

We entered into an employment contract with Dean G. Stamos, effective October 9, 2002. The contract has an initial one-year term, and we may extend it for additional one-year terms with 60 days’ advance notice before expiration. The agreement provides for a salary of no less than $300,000 per year, two performance bonuses of up to $100,000 each for the first year (with $100,000 of the bonus guaranteed assuming continued employment), and the potential for additional discretionary bonuses. Mr. Stamos voluntarily elected to temporarily reduce his salary by 15% in December 2002, and by an additional 18% in March 2003. We will resume paying Mr. Stamos his full salary once the Company becomes profitable. We will not be obligated to repay to Mr. Stamos any of the salary not paid as a result of the temporary reduction. The two one-time performance bonuses of $100,000 each were to be paid by us if, respectively, (i) we achieved net proceeds from financing of $10 million or more before January 31, 2003 and/or (ii) we achieved earnings before interest and taxes in any two consecutive months before May 1, 2003 (other than where there have been certain unapproved changes to our operating cost structure). We did not achieve either (i) or (ii), and as a result, we will pay only the $100,000 guaranteed portion of the performance bonus to Mr. Stamos by October 9, 2003, assuming continued employment. If we terminate Mr. Stamos’ employment without cause or if a constructive termination occurs, we will be required to pay him amounts ranging from six months’ to one year’s base salary, depending upon the date of termination, and vesting of his options will partially accelerate. The agreement also contains customary definitions of “cause” and “constructive termination” and contains customary confidentiality and non-competition provisions.

Also in connection with Mr. Stamos’ employment, the board granted him options to acquire 47,555,279 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08 per share. The options are incentive stock options to the extent the tax laws allow and nonqualified stock options for the remainder. Theoptions become exercisable over four years, assuming continued service, with the exercisability partially accelerated if Mr. Stamos’ employment is terminated without cause, if he resigns as a result of constructive termination, or upon a change in control of the Company. Mr. Stamos has anti-dilution rights on 50% of his options with respect to the first post-employment round of financing (defined as our receiving net proceeds of $1 million or more from a single funding source or $3 million or more from more than one source). These anti-dilution rights entitle him to receive additional options to purchase shares at an exercise price of $0.08 per share, subject to the same exercise schedule as the initial options, to preserve his relative ownership percentage on a fully-diluted shares outstanding basis in place on the date of grant of his initial options. As a result of these anti-dilution rights and in connection with the bridge funding from SOFTBANK and DFJ ePlanet in December 2002 and the Series G preferred stock issuances in May and June 2003, Mr. Stamos is entitled to receive options to purchase an additional 3,069,699 shares of common stock.

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

On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Fredric W. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $150,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock. According to the terms of the separation agreement, Mr. Rittereiser also received healthcare insurance paid by us until May 7, 2003. Mr. Rittereiser waived his rights with respect to his previous Employment Agreement and any extension of the exercise period for his vested non-qualified options to purchase Vie common stock.

We entered into an employment contract with Trevor B. Price, effective May 8, 2002. The agreement provides for a salary of no less than $160,000 per year, the potential for discretionary cash bonuses, and a grant of options to purchase 23,777,639 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08. The options become exercisable over four years, with one third of the options vesting in the first year, and the remaining two thirds of the options vesting incrementally over the following three years, assuming continued service. If Mr. Price’s employment is terminated without cause or if he resigns as a result of constructive termination, we will be required to pay him six months’ base salary, and vesting of up to 2,641,960 of his unvested options will accelerate. The agreement also contains customary confidentiality and non-competition provisions.

We entered into an employment contract with James S. Pak, effective May 8, 2002. The agreement provides for a salary of no less than $160,000 per year, the potential for discretionary cash bonuses, and a grant of options to purchase 14,266,584 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08. The options become exercisable over four years, with one third of the options vesting in the first year, and the remaining two thirds of the options vesting incrementally over the following three years, assuming continued service. If Mr. Pak’s employment is terminated without cause or if he resigns as a result of constructive termination, we will be required to pay him six months’ base salary, and vesting of up to 1,585,176 of his unvested options will accelerate. The agreement also contains customary confidentiality and non-competition provisions.

We entered into a separation agreement with Fred S. Weingard, effective July 18, 2003. As consideration for Mr. Weingard’s release of claims and certain non-solicitation, non-competition and non-disclosure obligations, Mr. Weingard is entitled to severance payments totaling $110,000, healthcare insurance paid for by us for the three months ending October 31, 2003, and accelerated vesting with respect to 2,377,764 of the options held by Mr. Weingard. We will pay $55,000 of Mr. Weingard’s severance on July 31, 2003, and an additional $55,000 in six equal semi-monthly installments beginning on August 15, 2003. Also in accordance with the agreement, the expiration date of his vested options, totaling 7,133,292, was extended from July 15, 2004 to July 15, 2005. The separation agreement releases us from claims related to a March 4, 2003 employment agreement with Mr. Weingard, effective May 18, 2002, which entitled him to (i) an annual salary of no less than $220,000 per year; (ii) the potential for discretionary cash bonuses; (iii) a grant of options to purchase 14,266,584 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08; and (iv) upon termination without cause or his resignation upon constructive termination, accelerated vesting with respect to 1,585,176 of his options, $110,000 in severance pay, and the ability to exercise his vested options for a period of one year after the date of termination.

ITEM 12.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of June 30, 2003, regarding the beneficial ownership of the equity securities of Vie and its subsidiaries by (1) all current directors, (2) persons serving as Vie’s chief executive officer during the fiscal year ending March 31, 2003, (3) Vie’s four most highly paid executive officers other than the CEO who were serving as executive officers at the end of the fiscal year ending March 31, 2003, (4) all current directors and executive officers of Vie as a group, and (5) each person known by Vie to be the beneficial owner of more than 5% of the outstanding shares of its common stock. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. In all cases below, unless otherwise stated, each individual exercises sole investment and dispositive power over the shares beneficially owned by that person. Under applicable SEC rules, the definition of beneficial ownership for purposes of this table includes shares over which a person or entity has sole or shared voting or investment power, whether or not the person or entity has any economic interest in the shares, and also includes shares for which the person has the right to acquire beneficial ownership within 60 days of June 30, 2003.

Vie Financial Group, Inc., common stock, par value $0.01 per share.

As of June 30, 2003, there were 692,974,817 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent Of Class
OptiMark Innovations Inc. 1114 Avenue of the Americas 22nd Floor New York, NY 10036	661,578,324	(1)	88.7%
Carmine F. Adimando	542,219	(2)	*
Ronald D. Fisher	951,106	(2)	*
Jonathan F. Foster	984,439	(2)	*
William A. Lupien	475,553	(2)	*
Roy S. Neff	951,106	(2)	*
James S. Pak	4,755,628	(3)	*
Trevor B. Price	7,926,880	(4)	1.1%
Fredric W. Rittereiser	4,513,500	(5)	*
Howard J. Schwartz	475,553	(2)	*
Dean G. Stamos	8,461,330	(2)	1.2%
William W. Uchimoto	1,052,216	(6)	*
Robert J. Warshaw	4,755,528	(2)	*
Fred S. Weingard	4,755,528	(7)	*
All executive officers and directors of the Company as a group (13 persons)	37,133,300		5.1%

*	Represents less than 1%.

(1)	OptiMark Innovations Inc., 1114 Avenue of the Americas, 22nd Floor, New York, NY 10036, was the only stockholder known by Vie to beneficially own more than five percent (5%) of its common stock. As of June 30, 2002, Innovations beneficially owned 661,578,324 shares, or 88.7% of Vie common stock, including 52,870,757 shares issuable upon conversion of the senior secured convertible note executed by Vie in favor of Innovations on May 7, 2002.
(2)	Represents options to acquire shares of common stock.
(3)	Includes options to acquire 4,755,528 shares.
(4)	Includes options to acquire 7,925,880shares.
(5)	The amount shown includes 403,500 shares of common stock held of record by The Dover Group, Inc., a corporation of which Mr. Rittereiser is the sole stockholder, director and officer. The amount shown also includes 100,000 shares held by Mr. Rittereiser’s wife as a gift from her father, Frederick Weimmer, Sr., of which Mr. Rittereiser disclaims beneficial ownership. Mr. Rittereiser is also the beneficial owner of 300,000 shares, or approximately 3.0% of the outstanding common stock of eMC.
(6)	Includes options to acquire 1,052,216 shares. Mr. Uchimoto is also the beneficial owner of (i) 500,000 shares of UTTC common stock (approximately 2.7% of class) issuable upon exercise of options that are currently exercisable at $2.00 per share; and (ii) 175,000 shares, or approximately 1.7% of the outstanding common stock of eMC.
(7)	Includes options to acquire 4,755,528 shares. Mr Weingard is also the beneficial owner of (i) 650,000 shares of UTTC common stock (approximately 3.4% of class) issuable upon exercise of options that are currently exercisable at $2.00 per share; and (ii) 175,000 shares, or approximately 1.7% of the outstanding common stock of eMC.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about Vie’s equity compensation plans as of March 31, 2003.

Name	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Included in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	178,355,746	$0.08	14,865,368
Equity Compensation Plans Not Approved by Stockholders (2)	1,792,416	$3.09	6,339,299

TOTAL	180,148,162	$0.11	21,204,667

(1)	Vie Financial Group 2002 Option Plan and Vie Financial Group 2000 Incentive Plan.
(2)	In July 1998 and November 1998, our board of directors adopted the 1998 Stock Incentive Plan (see Exhibit A) and the 1999 Stock Incentive Plan (see Exhibit B), respectively. The material provisions of each of the 1998 and 1999 Stock Incentive Plans are described below. Additionally, a total of 41,250 options were granted during 1999 at a weighted-average exercise price of $8.60 to two individuals under separate agreements, and were not issued pursuant to any of Vie’s option plans. None of these plans or grants have been approved by Vie’s stockholders. Each of the plans and separate grants include provisions for forfeiture in the event the employee dies or ceases to be in the employment of Vie or one of its subsidiaries during the first year of employment.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to Vie during and with respect to the fiscal year ending March 31, 2003, Vie believes that all of its executive officers, directors and persons who may have been deemed to be greater than 10% stockholders during the year have made all filings required to be made under Section 16(a) of the Securities Exchange Act of 1934, as amended, except that Mr. Rittereiser did not file a report pursuant to Form 4 reporting his receipt on May 11, 2002 of 10,000 shares of Vie common stock pursuant to his acceptance of a conversion offer to the minority stockholders of UTTC, relating to the conversion of UTTC shares into Vie common stock, as well as his relinquishment of all vested Vie options he held as of May 3, 2002. In addition, Messrs. Uchimoto and Weingard relinquished all vested Vie options they held as of May 3, 2002 and have taken the position that reporting of this relinquishment was not required at that time. Nonetheless, Messrs. Uchimoto and Weingard have reported these relinquishments voluntarily on their Form 4 filings for July 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As noted previously, the Compensation Committee of the Board of Directors is composed of Howard J. Schwartz, Ronald D. Fisher and Robert J. Warshaw.

Mr. Fisher serves as a director of OptiMark Innovations Inc. and SOFTBANK Corp., Japan. Please see “Certain Relationships and Related Transactions” for a discussion of the Company’s transactions with Innovations and the SOFTBANK entities.

Mr. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw serves as a director and the President of Innovations, and is also the Chief Executive Officer of OptiMark, Inc. (OptiMark), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. (Holdings). Please see “Certain Relationships and Related Transactions” for a discussion of the Company’s transactions with Innovations and OptiMark. In his capacity as our interim Chief Executive Officer, Mr. Warshaw participated in the Compensation Committee’s meetings and participated in the decisions of the Committee concerning the compensation of executive officers other than himself; he did not take part in any discussions or decisions regarding his own compensation.

Other than as described above, no named executive officer is a director of a corporation that has a director or executive officer who is also a director of Vie.

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

As of June 30, 2003, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock.

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

Ronald D. Fisher, the Chairman of our Board of Directors, is also a director of Innovations.

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

Indemnification Agreement

OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.), a wholly-owned subsidiary of Holdings (Equities), is a defendant in a litigation captioned Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey – Hudson County. Finova alleges, among other things, that Equities has effected fraudulent conveyances of certain assets of Holdings (the “Fraudulent Conveyance Claim”). Finova added us as a defendant in the case in May 2002. On May 7, 2002, we entered into an Indemnification Agreement with Equities whereby Equities has indemnified us from and against the entirety of any actions resulting from, arising out of, relating to, in the nature of, or caused by the Fraudulent Conveyance Claim.

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

In addition, while Innovations owns at least 20% of our common stock, Innovations will retain control over certain corporate decisions affecting Vie. See the description of the Rights Agreement set forth above.

Possible Future Transactions Between Vie And Innovations

Under Section 203 of the Delaware General Corporation Law, a Delaware corporation is prohibited from engaging in a “business combination” with an “interested stockholder” for three years following the date that person or entity becomes an interested stockholder unless such transaction is approved by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Prior to the Closing Date, Vie’s board of directors took action, however, to make the provisions of Section 203 inapplicable to a future transaction between Vie and Innovations or Innovations’ affiliates.

Any merger, consolidation or similar transaction involving us and Innovations will not be subject to Section 203 and super-majority approval of any such transaction will not be required because our board of directors has approved the transactions resulting in Innovations becoming an interested stockholder of Vie.

Vieand Innovations have not discussed the possibility of Innovations acquiring the minority interest in Vie in the future. There is no standstill agreement between Vie and Innovations or any third party agreeing not to proceed with any future business combinations. Innovations could, therefore, enter into a second step transaction to acquire Vie’s remaining outstanding shares. Although Vie and Innovations did not enter into a standstill agreement, the Rights Agreement requires the consent of a majority of Vie’s board of directors, which consent must include at least one director not appointed to Vie’s board by Innovations or its affiliates, to authorize Vie to enter into any future business combination, including acquiring the publicly held minority interest in Vie.

The descriptions of the Purchase Agreement, Rights Agreement, Note, Exchange Note, Warrant, Intercreditor Agreement, Non-Competition Agreement and Indemnification Agreement discussed above are qualified in their entirety by reference to such documents.

Acquisition Of Assets

As of May 7, 2002, we acquired intellectual property and other non-cash assets from Innovations valued by Vie and Innovations for the purposes of the Purchase Agreement at $20 million. While we did not obtain an appraisal or other third party valuation of the fair market value of these assets, that value was based on the acquisition by Draper Fisher Jurvetson ePlanet Ventures, L.P. and affiliated entities (“ePlanet”) on April 30, 2002 and May 3, 2002 of common stock, par value $.01 per share, and series B preferred stock, par value $.01 per share, of Innovations for an aggregate purchase price of approximately $10 million.

The intellectual property and non-cash assets transferred to Vie by Innovations as partial consideration for the purchase of Vie’s common stock consisted of:

•	U.S. provisional patent application (No. 60/323,940 entitled “Volume Weighted Average Price System and Method” filed on September 1, 2001) that relates to Volume Weighted Average Price, or “VWAP”, trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades to users who submit orders.

•	Trade secrets and know how relating to VWAP trading.

•	An assignment to Vie of a license for technology for use in a system for VWAP trading.

•	An assignment to Vie of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology described above and Innovations.

•	Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

The provisional patent application will not provide any exclusive rights to Vie unless and until such application issues into a patent. There can be no assurance that the provisional patent application will issue into a patent.

Investment by SOFTBANK and DFJ ePlanet

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue convertible notes and warrants to purchase shares of our common stock. The loan agreement was executed by and between Vie and SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, and Draper Fisher Jurvetson ePlanet Ventures L.P., Draper Fisher Jurvetson ePlanet Partners Fund, LLC, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. The lenders are investors in Innovations, which controls a majority of our outstanding common stock. Ronald D. Fisher, the Chairman of our Board of Directors, is also a director of SOFTBANK Corporation, and is the Managing Member of the general partner in each of the SOFTBANK entities listed above that invested in our convertible notes. Directors designated by the lenders, these entities or their affiliates recused themselves from consideration of the loan agreement and the transaction. The loan agreement and the terms of the transaction were approved by a majority of disinterested directors.

In accordance with the loan agreement, we issued notes with an aggregate principal loan amount of $1.4 million to the SOFTBANK entities, and issued notes with an aggregate principal loan amount of $1 million to the DFJ ePlanet entities. Each Lender’s note is due and payable on May 4, 2006 and accrues simple interest at 8% per annum. We may prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes are subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC to the extent required by the terms of the RGC note. The lenders may convert all or any portion of the outstanding loan amount into shares of our common stock at an initial conversion price of $0.0448 per share, subject to certain adjustments, or on the same terms as any subsequent financing during the term of the notes.

Other Relationships

Fredric W. Rittereiser. On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Fredric W. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $150,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock. According to the terms of the separation agreement, Mr. Rittereiser also received healthcare insurance paid by us through May 7, 2003.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8 K

(a) Exhibits

Exhibit #	Description*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIE FINANCIAL GROUP, INC.

Date: July 29, 2003	By:	/s/ DEAN G. STAMOS
Dean G. Stamos
Chief Executive Officer