Form 10-Q
period 2003-06-30
VIE FINANCIAL GROUP INC
filed 2003-08-14
CIK 1003740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-11747

VIE FINANCIAL GROUP, INC.

Delaware (State of incorporation)	22-6650372 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date:

Common Stock $.01 par value (Title of Class)	695,971,046 (No. of shares as of August 14, 2003)

VIE FINANCIAL GROUP, INC.

SIGNATURES	31

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

•	our ability to become profitable and continue as a “going concern;”

•	availability and terms of debt and/ or equity capital to fund our operations;

•	our dependence on arrangements with our clearing firm, external liquidity providers, execution venues and self-regulatory organizations;

•	changes in business strategy or development plans;

•	our dependence on proprietary technology and demand for such technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	industry trends;

•	our ability to broaden our customer mix;

•	competition;

•	our ability to expand existing and develop new markets for our products;

•	our ability to develop intended future products;

•	availability and retention of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other risk factors referred to in this Form 10-Q under the heading “Additional Factors That May Affect Future Results”.

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

ITEM 1.	FINANCIAL STATEMENTS

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)

Assets

Cash and cash equivalents	$1,186,880	$2,250,601
Securities owned, at fair value	—	7,114
Receivables from brokers, dealers and other	357,153	736,306
Prepaid expenses and other current assets	125,679	128,703

Total current assets	1,669,712	3,122,724
Property and equipment, net of accumulated depreciation	604,467	811,339
Exchange memberships	159,752	159,752
Debt issuance costs	37,639	40,960
Other assets	467,533	465,290

Total assets	$2,939,103	$4,600,065

Liabilities and Stockholders’ Deficiency

Accounts payable and accrued expenses	$1,292,389	$1,068,386
Payables to brokers, dealers and others	4,284	97,374
Securities sold, not yet purchased, at fair value	—	353,604
Net liabilities of discontinued operations	60,861	60,841

Total current liabilities	1,357,534	1,580,205
Secured note	4,313,718	4,150,370
Secured convertible note	656,019	673,064
Subordinated convertible notes	2,204,401	2,130,772
Other liabilities	93,712	105,449

Total liabilities	8,625,384	8,639,860

Commitments and contingencies

Preferred Stock – shares authorized: 3,000,000 590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000

100,000 shares designated as Series G – par value: $0.01; shares issued and outstanding: 10,394 and none	104	—

Common stock - par value: $.01; shares authorized: 1,000,000,000 and 100,000,000; shares issued and outstanding; 695,971,046 and 691,674,817	6,959,711	6,916,749

Additional paid-in capital	86,814,626	85,357,668
Accumulated deficit	(99,660,010)	(96,513,500)
Accumulated other comprehensive loss	(40,712)	(40,712)

Total stockholders’ deficiency	(5,686,281)	(4,039,795)

Total liabilities and stockholders’ deficiency	$2,939,103	$4,600,065

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2003	2002

Revenues	$2,225,360	$253,981

Expenses:
Salaries and employee benefits	1,283,408	1,227,603
Professional fees	247,728	192,811
Brokerage, clearing and exchange fees	1,042,207	185,477
Depreciation and amortization	164,057	188,468
Non-cash compensation	—	720,000
Loss on trading activities	1,233,825	—
Selling, general and administrative	673,616	515,407

Total costs and expenses	4,644,841	3,029,766

Loss from operations	(2,419,481)	(2,775,785)

Interest income	5,488	20,301
Interest expense	(427,162)	(428,723)
Debt issue costs	(3,321)	—
Other income	(47,793)	1,087
Equity in loss of affiliates	(963)	(231,905)

Net loss from continuing operations	$(2,893,232)	(3,415,025)
Income /(loss) from discontinued operations of eMC	(20)	308

Net loss	$(2,893,252)	$(3,414,717)

Dividends attributed to preferred stock	(247,873)	—
Dividends in arrears on preferred stock	(5,385)	(5,385)

Net loss applicable to common stock	$(3,146,510)	$(3,420,102)

Basic and diluted net loss per common share from continuing operations	$(0.00)	$(0.01)
Basic and diluted net loss per common share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	693,079,954	428,214,900

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities

Net loss from continuing operations	$(2,893,232)	$(3,415,025)

Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	164,057	188,468
Common stock issued in connection with consulting agreement	—	41,250
Common stock issued in connection with separation agreement	—	720,000
Non-cash interest expense	424,477	424,911
Equity in loss of affiliates	963	231,905
Debt issuance costs	3,321	—
Loss on disposition of assets	47,793	—
Changes in operating assets and liabilities:
Securities owned, at fair value	7,114	—
Receivables from brokers, dealers and others	379,153	4,798
Advances to affiliates	(963)	(7,148)
Prepaid expenses and other current assets	3,024	(206,656)
Other assets	(2,243)	(31,303)
Accounts payable and accrued expenses	218,618	(991,458)
Payables to brokers, dealers and others	(93,090)	—
Securities sold, not yet purchased	(353,604)	—
Secured convertible note	(50,000)	—
Other liabilities	(11,737)	10,631

Net cash used in continuing operations	(2,156,349)	(3,029,627)

Cash Flows from Investing Activities

Proceeds from issuance of note receivable	—	(200,000)
Cash received from notes receivable	—	200,000
(Purchase) sale of property and equipment	(4,978)	20,905

Net cash provided by (used in) investing activities	(4,978)	20,905

Cash Flows from Financing Activities

Proceeds from issuance of preferred stock	1,039,366	—
Proceeds from exercise of common stock purchase warrants	58,240	—
Proceeds from issuance of short term note	—	550,000
Repayment of short term notes	—	(550,000)
Proceeds from issuance of secured convertible note	—	2,727,273
Issuance costs on common stock	—	(296,234)
Proceeds from issuance of common stock	—	7,272,727

Net cash provided by financing activities	1,097,606	9,703,766

Net Increase / (decrease) in cash and cash equivalents	(1,063,721)	6,695,044
Cash and cash equivalents, beginning of period	2,250,601	172,187

Cash and cash equivalents, end of period	$1,186,880	$6,867,231

Supplemental disclosure of non-cash activities:
Conversion of interest payment on secured convertible note into common stock	$154,545	$—

Warrants issued in connection with exchange agreement	$—	$1,188,000

Beneficial conversion feature of secured convertible note	$—	$2,727,273

Common stock issued in connection with separation agreement	$—	$720,000

Conversion of short-term note into common stock	$—	$500,000

Non-cash and accrued dividends on preferred stock	$253,258	$5,385

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. The results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

During the three months ended June 30, 2003, we operated our business through the following principal subsidiaries:

•	Vie Securities, LLC
•	Universal Trading Technologies Corporation (UTTC), and its subsidiary:
•	Vie Institutional Services, Inc.

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

To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of June 30, 2003, we had an accumulated deficit of $99,660,010 and stockholders’ deficiency of $5,686,281, which raises substantial doubt as to our ability to continue as a going concern.

In May 2003, we began to reduce the cost of providing liquidity to our customers, reduce our operating expenses and streamline our corporate structure. We have secured alternative methods of offering liquidity to our customers with the objective of lowering our variable cost structure, which includes both commissions paid to third party liquidity providers and trading losses resulting from the use of our proprietary trading algorithm. By lowering these variable costs, we will be able to be more competitive in the pricing we offer our customers, which we believe will facilitate both new account acquisition and increased trading volumes from our existing customers. Our plan to reduce our operating expenses includes staff reductions related to our employee furlough program, additional planned staff reductions over the next several months, consolidating our current Philadelphia and New York offices, outsourcing a portion of our technology infrastructure, replacing certain vendor agreements with less expensive alternatives, exploring methods to simplify our corporate structure, disposing of certain assets subject to creditor approval, reducing our current base compensation structure, and other similar such initiatives. While we believe this plan will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, there is no assurance that the plan will be successful. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

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

2.          SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

We use the intrinsic value-based method to account for stock options issued to employees and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans.

If compensation had been determined based on the fair value at the grant date for awards in the three month periods ended June 30, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended June 30,

	2003	2002

Net loss — as reported	$(2,893,252)	$(3,414,717)
Stock based employee compensation expense	(973,487)	(8,959)

Net loss — pro forma	$(3,866,739)	$(3,423,676)

PER SHARE DATA
Basic and diluted
Net loss — as reported	$(0.00)	$(0.01)
Net loss — pro forma	$(0.01)	$(0.01)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Risk-free interest rate	1.41%	2.50%
Volatility	100%	100%
Expected life	6.7 years	1.6 years
Expected dividends	None	None
Average turnover rate	1.28%	48.83%

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

3.          RECENT DEVELOPMENTS

Issuance of Series G Convertible Preferred Stock

As a means to finance our continuing operations, we sold 10,394 shares of our series G convertible preferred stock, par value $0.01, to an individual investor and an investment partnership for proceeds of $1,039,366 between May 29, 2003 and June 16, 2003. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, initially $0.05. The series G conversion price may be adjusted if Vie issues common stock or a security convertible into common stock before August 27, 2003 at a conversion price of less than $0.05. In such a case, the conversion price of the Series G would become the same as the price per share at which such common stock, or security convertible into common stock, was issued. The conversion price is also subject to anti-dilution adjustment at any time in the event of stock dividends, stock splits, reverse stock splits, mergers, consolidations, recapitalizations or other similar transactions affecting the capitalization of the company.

At the time of issuance, the conversion price of the G preferred stock was below the market price of the underlying common stock. The beneficial conversion feature of the preferred stock, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion. The beneficial conversion feature on the series G preferred of $247,873 was recognized upon issuance of the shares as a return to the preferred stockholders.

Investors in the series G preferred stock also received warrants to purchase an aggregate of 12,992,077 shares of our common stock at an exercise price of $0.08. The warrants have a three-year term and are fully exercisable six months after their dates of issuance. If a sufficient number of authorized shares of common stock are not available upon exercise of the warrants, then the holders will be entitled to receive a number of shares of a new series of preferred stock (which Vie will use its best efforts to create) less the number of shares of common stock available for issuance upon exercise of the warrants. The new series of preferred stock will have, in the aggregate, rights, privileges and preferences (including without limitation with respect to dividends, voting and rights upon liquidation or dissolution of Vie) at least as favorable to the holder as our common stock.

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

4.          SHORT-TERM AND LONG-TERM OBLIGATIONS

Investment by SOFTBANK and DFJ ePlanet – Subordinated Convertible Notes

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

In connection with the loan agreement, we also issued warrants to purchase 8,928,571 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $0.0448 per share. The exercise price is subject to anti-dilution adjustments in the event of stock dividends, stock splits and combinations, and to broad-based, weighted-average anti-dilution adjustments with respect to subsequent issuances of common stock at a price per share that is less than the applicable exercise price. The warrants will expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes. We amortized $25,629 of the discount as interest expense and recorded interest expense of $48,000 at the contractual rate of 8% during the three months ended June 30, 2003. The notes are reflected on the June 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $291,599, plus accrued interest of $96,000.

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

Since the Innovations note was convertible into shares of our common stock at a rate of $0.05158 per share, and the market price of our common stock was $0.17 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $136,364 as interest expense during the three months ended June 30, 2003. Also during the three months ended June 30, 2003, we accrued the contractual interest at a rate of 7.5%, or $51,136, on the Innovations note.

On June 18, 2003, Innovations converted $154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 2,996,229 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash. The note is reflected on the June 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $2,101,515, plus the accrued interest of $17,046.

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

RGC Bridge Loan and Exchange Agreement – Secured Note

On April 11, 2002, we entered into a securities exchange agreement with RGC International Investors, LDC (RGC) pursuant to which RGC exchanged its 9% secured convertible note (see Note 8 Exchange of Series F Redeemable Convertible Preferred Stock) for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of our common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and we amortized $74,250 of the discount as interest expense during the three months ended June 30, 2003. Also during the three months ended June 30, 2003, we recorded contractual interest of $89,098 on the 9% note. During the three months ended June 30, 2002, we amortized $43,725 of the discount as interest expense and contractual interest expense of $40,477 on the 9% note prior to the exchange, and $52,726 on the 7.5% note after the exchange. The note is reflected on the June 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $847,275, plus the accrued interest of $409,117.

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

The warrant was immediately exercisable as to 2,250,000 shares of common stock, and becomes exercisable in quarterly installments of 2,250,000 shares each, beginning October 11, 2002. In addition, the warrant becomes immediately exercisable in full in the event of a change of control of Vie, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of our common stock in excess of the number of shares of common stock that would result in RGC’s beneficially owning more than 4.9% of our outstanding shares of common stock. On April 15, 2003 and April 16, 2003, RGC exercised warrants to purchase 300,000 and 1,000,000 shares of our common stock, respectively. We issued an aggregate of 1,300,000 shares of our common stock and received proceeds of $58,240.

Also on April 11, 2002, RGC agreed to lend us up to $250,000, repayable upon the closing of the securities purchase agreement with Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all of our assets. We borrowed the entire $250,000 in April 2002, and repaid it on May 7, 2002.

5.          RELATED PARTY TRANSACTIONS

Relationship with Innovations

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, as amended. Pursuant to the purchase agreement, we issued 608,707,567 shares of our common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 52,870,757 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Vie Financial Group. On June 18, 2003, Innovations converted

$154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 2,996,229 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash.

As of June 30, 2003, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock.

Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also the Chief Executive Officer of OptiMark, Inc. (OptiMark), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. (Holdings), and is paid a base salary and a guaranteed bonus by OptiMark. We reimbursed OptiMark for the portion of Mr. Warshaw’s base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through June 30, 2002, we reimbursed OptiMark $39,317 related to Mr. Warshaw’s compensation.

In December 2002, we purchased computer equipment and consulting services related to development of the VWAP trading system software from OptiMark for a total price of $241,126. We also entered into a services agreement with OptiMark on January 1, 2003, whereby we provide office space and certain technology and communications support personnel to OptiMark, and OptiMark provides to us certain administrative support personnel. We owed a balance of $70,783 to OptiMark for the computer equipment, consulting services and the net amount payable to OptiMark under the services agreement as of June 30, 2003.

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

Consulting Agreement with Arthur J. Bacci

On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the three months ended June 30, 2002 related to the issuance of these shares.

6.          NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- month periods ended June 30, 2003 and 2002 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

7.          COMPREHENSIVE LOSS

Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $2,893,252 and $3,414,717, respectively, for the three months ended June 30, 2003 and 2002.

8.          SUBSEQUENT EVENTS

Issuance of Series G Convertible Preferred Stock

On August 11, 2003, we sold an additional 1,620 shares of our series G convertible preferred stock, par value $0.01, to an existing series G investor for proceeds of $161,980 on the same terms as described in Note 3. The investors also received warrants to purchase an aggregate of 2,024,750 shares of our common stock at an exercise price of $0.08. The warrants have a three-year term and are fully exercisable six months after their date of issuance.

Employee Severance Agreements

On May 15, 2003, we announced management pay reductions and an employee furlough program that were instituted as a cost-reduction measure. We ended the furlough program in July 2003 by terminating each employee that was still in the furlough program on July 31, 2003 and offering each of them three weeks severance pay in exchange for a general release of claims against Vie. As a result of the furlough program and other personnel changes, we reduced the total number of employees in the company by approximately 20% since the program was announced. We will pay an aggregate amount of approximately $22,900 in severance to these employees during the three months ending September 30, 2003.

We entered into a separation agreement with Fred S. Weingard, effective July 18, 2003. As consideration for Mr. Weingard’s release of claims and certain non-solicitation, non-competition and non-disclosure obligations, Mr. Weingard is entitled to severance payments totaling $110,000, healthcare insurance paid for by us for the three months ending October 31, 2003, and accelerated vesting with respect to 2,377,764 of the options held by Mr. Weingard. We paid $55,000 of Mr. Weingard’s severance on July 31, 2003, and we will pay an additional $55,000 in six equal semi-monthly installments beginning on August 15, 2003. Also in accordance with the agreement, the expiration date of his vested options, totaling 7,133,292, was extended from July 15, 2004 to July 15, 2005. The separation agreement releases us from claims related to a March 4, 2003 employment agreement with Mr. Weingard, effective May 18, 2002, which entitled him to (i) an annual salary of no less than $220,000 per year; (ii) the potential for discretionary cash bonuses; (iii) a grant of options to purchase 14,266,584 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08; and (iv) upon termination without cause or his resignation upon constructive termination, accelerated vesting with respect to 1,585,176 of his options, $110,000 in severance pay, and the ability to exercise his vested options for a period of one year after the date of termination.

Reverse Stock Split

On July 16, 2003 the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a one-for-two “reverse stock split”, whereby two pre-split shares will be exchanged for one post-split share. The 695,974,817 currently outstanding shares of common stock would be combined into 347,987,409 shares of common stock. In addition, all outstanding shares of preferred stock, options, warrants and notes convertible for, or entitling their holders to purchase, shares of our common stock, would be adjusted as a result of the proposed reverse stock split, as required by the terms of these securities. The Board of Directors may, in its discretion, elect to abandon the reverse stock split after its authorization by stockholders at any time prior to the filing of a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State.

The reverse stock split, if implemented, would not change the number of authorized shares of common stock as designated by our Certificate of Incorporation or the par value of our common stock. Therefore, because the number of issued and outstanding shares of our common stock would decrease from approximately 695 million to approximately 348 million, the number of shares remaining available for issuance under our authorized pool of common stock would materially increase. If the reverse stock split is implemented, approximately 183 million of the 652 million authorized but unissued shares of common stock will be reserved for issuance pursuant to currently outstanding convertible securities. The balance of the additional authorized shares of common stock will be available for issuance in connection with possible future actions, such as financings, acquisitions of property and securities of other companies, and other corporate purposes. The Board of Directors will determine whether, when and on what terms the issuance of shares of common stock may be warranted in connection with any of the foregoing purposes.

The reverse stock split will not affect the par value of our common stock. As a result, if the reverse stock split is implemented, the stated capital on our balance sheet attributable to common stock will be reduced to one half of its present amount, and the additional paid-in capital account shall be credited with the amount by which the stated

capital is reduced. The per share net income or loss and net book value of our common stock will be increased after the reverse stock split is implemented because there will be fewer shares of common stock outstanding. However, prior earnings will be restated on the same basis in future presentations.

Stockholders will be asked to approve the reverse split at our Annual Meeting of Stockholders on September 18, 2003. If our stockholders approve the reverse stock split, we will set the record date, which shall be no later than December 17, 2003.

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

We conduct our business through the following operating affiliates:

•	Vie Securities LLC
•	Universal Trading Technologies Corporation (UTTC), and its subsidiary:
•	Vie Institutional Services, Inc.

Our current product offering consists of volume-weighted average price (VWAP) and other trade execution services which we provide through our broker-dealer subsidiaries Vie Institutional Services, Inc. and Vie Securities, LLC.

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

In May 2003, we began implementing plans to substantially reduce the cost of providing liquidity to our customers, reduce our operating expenses and streamline our corporate structure. We have secured alternative methods of offering liquidity to our customers with the objective of lowering our variable cost structure, which includes both commissions paid to third party liquidity providers and trading losses resulting from the use of our proprietary trading algorithm. By lowering these variable costs, we will be able to be more competitive in the pricing we offer our customers, which we believe will facilitate both new account acquisition and increased trading volumes from our existing customers. Our plan to reduce our operating expenses includes staff reductions related to our employee furlough program, additional planned staff reductions over the next several months, consolidating our current Philadelphia and New York offices, outsourcing a portion of our technology infrastructure, replacing certain vendor agreements with less expensive alternatives, exploring methods to simplify our corporate structure, disposing of certain assets subject to creditor approval, reducing our current base compensation structure, and other similar such initiatives. While we believe this plan will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, there is no assurance that the plan will be successful or that we will continue in the foreseeable future as a going concern.

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

Critical Accounting Policies

Revenue Recognition

Revenues earned during the three months ended June 30, 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. Our products are offered directly through our subsidiaries Vie Institutional Services and Vie Securities. Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, our net loss for the three months ended June 30, 2003 would have been increased by $973,487.

Results of Operations

For the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

We incurred a net loss from continuing operations totaling $2,893,232, or $0.00 per share, for the three months ended June 30, 2003, compared to $3,415,025, or $0.01 per share, for the three months ended June 30, 2002. The decrease in net loss is a result of a $356,304 decrease in the loss from operations and an aggregate decrease in non-operating expenses of $165,489.

Revenues totaled $2,225,360 for the three months ended June 30, 2003, and $253,981 for the three months ended June 30, 2002. The increase in revenues is primarily a result of an increase in the aggregate number of shares executed on behalf of customers during the three months ended June 30, 2003. Approximately 34%, 13% and 12%, respectively, of the revenues during the three-month period ended June 30, 2003, were from three customers, and approximately 90% of the revenues during the three-month period ended June 30, 2002 were from transactions with a single customer. The increase in the number of shares traded during the three months ended June 30, 2003 compared to the same period last year is a result of new customer acquisitions, increased volume from existing customers, and the fact that our business was limited in the last year period while we focused on the May 7, 2002 close of the Innovations transaction and the resulting integration of the technology, marketing, and product strategy.

Salaries and employee benefits increased 4.5% to $1,283,408 for the three-month period ended June 30, 2003 from $1,227,603 for the three-month period ended June 30, 2002. The increase is primarily due to a $26,173 increase in medical insurance premiums, and $12,000 in sales commissions recorded during the three months ended June 30, 2003. The current furlough program resulted in a decrease in salaries during the three months ended June 30, 2003, although the temporary salary reduction program that was in place prior to the closing of the Innovations transaction on May 7, 2002, resulted in similar reductions in the prior year period. During the three-month periods ended June 30, 2003 and 2002, we employed an average of 37 and 38 employees, respectively, including those participating in the furlough programs.

Professional fees increased 28.5% to $247,728 during the three months ended June 30, 2003 from $192,811 during the three months ended June 30, 2002. The increase was primarily a result of higher legal fees, partially offset by a decrease in outsourced labor and temporary personnel and a decrease in recruiting expenses. We incurred approximately $165,000 in legal expenses in the current period, whereas we recorded all of the $296,234 in legal costs during the three months ended June 30, 2002 as a reduction to additional paid-in capital instead of as a component of professional fees, because those fees were related entirely to the closing of the Innovations transaction. Consulting expenses of $96,833 during the three months ended June 30, 2002 for outsourced labor and temporary personnel working on the development of our trading systems, and recruiting fees of $41,220 related to the hiring of our chief Executive Officer, were not incurred this year.

Brokerage, clearing and exchange fees increased to $1,042,207 for the three months ended June 30, 2003 from $185,477 for the three months ended June 30, 2002. This increase in transaction costs reflects the increase in shares executed on behalf of our customers during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. We did substantially less business last year as a result of the focus on the close of the Innovations transaction in May 2002 and preparations for the re-launch of our business at that time. A significant component of brokerage, clearing and exchange fees are the fees we pay to third parties to provide liquidity for our customers’ orders. We used a combination of these third party liquidity providers and our trading algorithm to provide liquidity for our customers’ orders during the three months ended June 30, 2003. Although we have negotiated lower transaction fees with these liquidity providers and with other vendors for clearing and execution services, we have also begun to increase the portion of our order flow we send to our liquidity providers while we focus on improving our algorithm. As a result, we expect these fees to increase further in future quarters.

Depreciation for the three-month period ended June 30, 2003 decreased 13.0% to $164,057 from $188,468 for the three-month period ended June 30, 2002, primarily as a result of a portion of our assets becoming fully depreciated during the current period. Capital expenditures decreased were $4,978 and $3,008 for the three months ended June 30, 2003 and 2002, respectively

We recorded a non-cash compensation charge of $720,000 during the three months ended June 30, 2002 for the cost of shares issued to Frederic W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

We recorded a loss on principal trading activities of $1,233,825 and $0 during the three months ended June 30, 2003 and 2002, respectively. The increase in the trading loss during the three months ended June 30, 2003 reflects the use of our trading algorithm to provide liquidity to our customers. We provided liquidity at the VWAP to our customers during the period by using a combination of third-party liquidity providers and our proprietary trading algorithm. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the fees we pay to the third-party liquidity providers, which is a component of brokerage, clearing and exchange fees on our statement of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithm and the prices we guarantee our customers. A combination of factors, including market fluctuations, trading errors and technical and operational issues, resulted in higher than expected trading losses during the period. In an effort to reduce our cost of providing liquidity, including these trading losses, we began sending a substantial portion of our order flow to third party liquidity providers in June 2003. We expect to rely primarily on these liquidity provider relationships during the current fiscal year while we continue to improve our algorithm. We did not engage in any principal trading during the three months ended June 30, 2002.

Selling, general and administrative expenses totaled $673,616 and $515,407 for the three months ended June 30, 2003 and 2002, respectively. The 30.7% increase is primarily a result of an increase in insurance premiums and occupancy expenses, and a gain on the sale of furniture in the prior period. Insurance premiums increased approximately $58,605 or 42% as a result of an increase in rates on the directors’ and offers’ coverage. Occupancy expenses increased $37,031 or 27.2% due to the opening of our office in New York at the end of June 2002. Additionally, included in the selling, general and administrative expenses for the period last year was a credit of $50,000 for furniture we sold during the three months ended June 30, 2002.

Interest income decreased to $5,488 for the three months ended June 30, 2003 from $20,301 for the three months ended June 30, 2002, as a result of decreased rates and the lower average cash and cash equivalents balances.

Interest expense of $427,162 for the three months ended June 30, 2003 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations on May 7, 2002, $163,348 related to the secured note with RGC, and $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities. Interest expense of $428,723 for the three months ended June 30, 2002 was comprised primarily of $110,565 related to the secured convertible note that we executed with Innovations, $136,928 related to the secured notes with RGC and $177,419 related to the short-term note with HK Weaver (see “Notes to Unaudited Consolidated Financial Statements”).

Other expense of $47,793 for the three months ended June 30, 2003 represents a loss on the disposal of computer equipment in our majority-owned subsidiary, Ashton Technology Canada, Inc. On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under our agreement to introduce a VWAP trading system as a facility of the exchange. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange. (see Part II, Item 1. “Legal Proceedings.”)

Equity in loss of affiliates amounted to $963 and $231,905 for the three-month period ended June 30, 2003 and 2002, respectively. The prior year amounts represent the write off of our equity investment in Kingsway-ATG Asia, Ltd. ($189,653) and the write-down of our equity investment in Gomez, Inc. ($42,252).

Liquidity and Capital Resources

At June 30, 2003, we had total assets of $2,939,103 compared to $4,600,065 at March 31, 2003. Current assets at June 30, 2003 totaled $1,669,712 and current liabilities from continuing operations were $1,296,673. To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of June 30, 2003, we had an accumulated deficit of $99,660,010 and stockholders’ deficiency of $5,686,281, which raises doubt as to our ability to continue as a going concern. We have developed a plan that we believe will enable us to continue operating until we are able to generate sufficient revenues to fund our operations. Our primary initiatives include reducing the cost of providing liquidity to our customers, reducing our current operating expenses and streamlining our corporate structure.

At June 30, 2003, our principal source of liquidity was cash and cash equivalents of $1,186,880 and receivables from brokers, dealers and other of $357,153, compared to cash and cash equivalents of $2,250,601 and receivables from brokers, dealers and other of $736,306 at March 31, 2003.

Between May 29, 2003 and June 16, 2003, we sold 10,394 shares of our series G convertible preferred stock, par value $0.01, and warrants to purchase an aggregate of 12,992,077 shares of our common stock at an exercise price of $0.08 to certain investors for gross proceeds of $1,039,366. On August 11, 2003 we sold an additional 1,620 shares of our series G preferred stock and warrants to purchase 2,024,750 shares of our common stock at an exercise price of $0.08 for gross proceeds of $161,980. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, initially $0.05.

We believe we can fund our operating expenses without generating any revenues through September 30, 2003 with our current cash position, including the proceeds from the series G convertible preferred stock we sold in August 2003. We have developed an operating plan that we believe will allow us to continue operating beyond then, which includes using alternative methods of offering liquidity to our customers in order to lower our variable cost structure, offering more competitive pricing to our customers to increase order flow, and streamlining our corporate structure. We began implementing aspects of this plan in May 2003, and expect to realize the benefit of these initiatives over the next six months. While we believe the combination of current cash and receivables, cash flows from operations and cost savings from planned expense reductions should enable us to continue operating for the foreseeable near term until we are able to grow revenues to a level that is sufficient to fund our operations, there can be no assurance that our plan will be successful or that our operations will continue.

Included in our cash and receivables balances at June 30, 2003 is approximately $1.1 million that was invested in the net capital of our broker-dealer operations. We believe that planned reductions to our cost structure and the current level of net capital are sufficient to allow us to expand our business as planned and to achieve our targeted revenues, however there is no assurance that we will be able to do so. We expect to use a portion of our excess net capital to fund our operations, which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

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

Related Party Transactions

We have a number of business relationships with related parties. For more information with respect to these transactions, see Note 5 to the Consolidated Financial Statements.

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

Risks Related to Our Financial Condition

We may be unable to continue operating as a “going concern”

We have not realized an operating profit and have experienced significant net operating losses since our inception in 1994. As of June 30, 2003, we have accumulated losses of approximately $99.7 million. The opinion of our independent auditors on our March 31, 2003 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. In May 2003, we began to reduce the cost of providing liquidity to our customers, reduce our operating expenses and streamline our corporate structure. While we believe our operating plan will enable us to fund our operations using our current cash on hand until we are able to generate sufficient revenues to fund our operations, there is no assurance that the plan will be successful. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

The “going concern” opinion from our independent auditors could make it difficult for us to maintain our existing customers and to gain new customers

The opinion of our independent auditors on our March 31, 2003 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. Our existing customers may be unwilling to continue to do business with a company the financial statements of which are subject to a going concern qualification. Potential new customers may also be unwilling to even discuss doing business with a company the financial statements of which are subject to a going concern qualification. For these reasons, the going concern qualification may have a material adverse effect on our existing business and overall prospects for the future.

Most of our revenues were derived from only a few customers

Although our revenues have historically been concentrated among a small number of customers, our customer mix is susceptible to frequent change. Approximately 58% of the revenues earned during the three months ended June 30, 2003 were from transactions with three customers. We can give no assurance that any of these customers will continue to do business with us, or that we will successfully obtain additional customers. Our arrangements with customers are not contractual, so our customers are free to trade with multiple service providers. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to maintain customers. Further, if we are unable to achieve and maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and operating results.

Our business is highly volatile and our quarterly results may fluctuate significantly

During the past year, the financial markets in the US have experienced increased volatility and many worldwide financial indices have continued to decline. The demand for our trade execution services is directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment may be subject to periodic economic downturns, such as recessions, which could also result in reduced trading volumes and prices, and could materially harm our business, financial condition and operating results. Additionally, these economic factors have resulted in intense price competition in the trade execution business. We expect to experience decreasing margins on our guaranteed VWAP business as this competition continues to increase. Any decline in securities trading volumes, market liquidity and the resulting compression of commission rates could have a material adverse effect on our operating results.

Problems in our relationships with third parties could have an adverse effect on our business and our operating results

We place substantial reliance on our relationships with third parties including liquidity providers, clearing agents, exchanges and other financial intermediaries. Any disagreements with or disruptions in service from these third parties could have a material adverse effect on our business and operating results. We are also exposed to credit risk from third parties that owe us money, securities, or other obligations. Any failure by these third parties to discharge adequately their obligations in a timely manner or any event adversely affecting these third parties could have a material adverse effect on our financial condition and results of operations.

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

We may be subject to lawsuits that could seriously harm our operating results and financial condition

We may be subject to claims as a result of one or more legal matters, as more fully described in “Legal Proceedings” in Part II, Item 1. Any of these matters could give rise to claims or litigation that could subject us to liability for damages. We have limited liquidity and financial resources to satisfy any such claims. Moreover, any lawsuits, regardless of their merits, could be time-consuming, require us to incur significant legal expenses and divert management time and attention.

We may need additional financing to fund our operations and strategic initiatives

We believe that our cash position should be sufficient to allow us to continue to operate until we are able to generate sufficient revenues to fund our operations. Our cash position as of June 30, 2003 was $1,186,880 and receivables from brokers, dealers and other was $357,153. Included in our cash and receivables balances was approximately $1.1 million which was invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. We expect to use a portion of our excess net capital to fund our operations, which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

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

Risks Related to Your Investment in Our Common Stock

Sales of our shares by Innovations and other stockholders may depress our stock price

Our principal stockholder, Innovations owns 611,703,796 shares of our common stock and has rights to acquire an additional 52,870,757 shares upon conversion of a note. Pursuant to an agreement with Innovations, we may be obligated to register the resale of these shares of common stock under certain conditions. SOFTBANK and DFJ ePlanet also have rights to acquire 53,571,429 shares of our common stock upon conversion of notes and an additional 8,928,571 shares of our common stock upon exercise of warrants. In addition, we have certain contractual obligations to register the resale of additional shares of common stock owned by other stockholders. The future public sale of our common stock by Innovations and other stockholders that may control blocks of our common stock, and the conversion of our derivative securities and public sale of the common stock underlying these derivative securities, could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible note, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

Innovations currently holds a note that entitles it to acquire an additional 52,870,757 shares of common stock upon conversion of the note, and SOFTBANK and DFJ ePlanet hold notes that entitle them to acquire an aggregate of 53,571,429 shares upon conversion of their notes. In addition, as of June 30, 2003, we have outstanding options and warrants that may be exercised for an aggregate of 223,543,448 shares of common stock. If Innovations, SOFTBANK or DFJ exercise their conversion rights to acquire shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

We will not pay common stock dividends in the foreseeable future

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

Risks Related to Our Management

Recent board and senior management changes will impact our business direction

Our future success depends upon the experience, skills and working relationship of our new board and management team. Since May 7, 2002, we experienced a complete change in the members of our board of directors and a substantial change in the member of our management team. On October 9, 2002, we hired Dean Stamos to be our new Chief Executive Officer. We also have a new non-executive Chairman of our board, a new President and Chief Operating Officer, and a new Chief Financial Officer. The near-term success of our business will depend on the successful integration and reputation of these new members of our management team. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals. Our ability to operate successfully may be jeopardized if we are unable to attract and retain skilled management and personnel to conduct our business.

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

Our principal stockholder exercises control over all matters submitted to a vote of stockholders and may not act in the interests of our other stockholders

Our principal stockholder, Innovations, owns 611,703,796 shares of our common stock and has rights to acquire an additional 52,870,757 upon conversion of a note. Innovations’ holdings represent approximately 88% of our outstanding capital stock, and approximately 89% of our outstanding common stock assuming conversion of the convertible note. As long as Innovations owns a majority of our outstanding common stock, Innovations will be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

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

We are dependent on new and existing transaction products to generate revenues

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

We use various management tools to monitor our exposure to market risks. Our exposure to market risk has not changed materially from that described in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003. For a further discussion of our market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003.

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

On May 20, 2002, Finova added us as a defendant in the case Finova Capital Corporation v. OptiMark Technologies, Inc., OptiMark, Inc and OptiMark Holdings, Inc., Docket No.: HUD-L-3884-01, Superior Court of New Jersey-Hudson County. Finova asserted claims arising out of an equipment lease agreement pursuant to which Finova alleged that OptiMark Technologies, Inc (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment from Finova. Finova made claims in unspecified amounts exceeding $6 million (plus interest, late charges, litigation costs and expenses) for, among other things, fraudulent conveyance of certain assets comprised, at least in part, of the intellectual property and non-cash assets acquired by us from Innovations on May 7, 2002. Pursuant to an indemnification agreement, OptiMark US Equities, Inc. will indemnify Vie from any claims relating to the alleged fraudulent conveyance. The parties entered into a settlement agreement and mutual release, effective as of June 19, 2003, whereby OptiMark Technologies, Inc., OptiMark, Inc., OptiMark Holdings, Inc. and OptiMark US Equities, Inc. (the OptiMark Payees) agreed to pay Finova $1,000,000 over three installment payments. In accordance with the agreement, we and our parent, OptiMark Innovations Inc., are not required to make any cash contribution or otherwise to the settlement and are unconditionally released from any claims by Finova once the OptiMark Payees have paid Finova the first $200,000 installment. Thereafter, Finova’s sole remedy under the agreement would be to enter judgment only against the OptiMark Payees by way of a Consent Judgment. The first installment was paid on July 28, 2003, thus, we and OptiMark Innovations are relieved of any future liability related to this matter. Additionally, related to the first installment having been paid, a Stipulation of Dismissal with Prejudice executed by the parties was filed with and accepted by the Court on August 1, 2003.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Between May 29, 2003 and June 16, 2003, we sold 10,394 shares of our series G convertible preferred stock, par value $0.01, to certain investors for gross proceeds of $1,039,366 in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from this transaction will be used to fund our operations. For more information on this transaction, please see Note 3 to the Consolidated Financial Statements.

On April 15, 2003 and April 16, 2003, RGC International Investors, LDC exercised warrants to purchase 300,000 and 1,000,000 shares of our common stock, respectively. We issued an aggregate of 1,300,000 shares of our common stock and received gross proceeds of $58,240. See Note 4 to the Consolidated Financial Statements.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

Exhibit #	Description*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)       Reports on Form 8-K

We filed a Current Report on Form 8-K on May 19, 2003, on which we reported under Item 5, Other Events, that Vie issued a press release announcing certain operational cost reductions and the naming of Daniel Nole as the Company’s new Chief Operating Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vie Financial Group, Inc.

(Registrant)
Date: August 14, 2003	By:	/s/ JAMES S. PAK

James S. Pak Chief Financial Officer