Form 10-Q
period 2003-09-30
VIE FINANCIAL GROUP INC
filed 2003-11-14
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11747

VIE FINANCIAL GROUP, INC.

Delaware	22-6650372
(State of incorporation)	(I.R.S. Employer Identification No.)

1114 AVENUE OF THE AMERICAS, 22ND FLOOR

NEW YORK, NEW YORK 10036

(212) 575-8200

1835 MARKET STREET, SUITE 420

PHILADELPHIA, PENNSYLVANIA 19103

(215) 789-3300

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date:

Common Stock $.01 par value	695,971,046
(Title of Class)	(No. of shares as of November 14, 2003)

VIE FINANCIAL GROUP, INC.

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

•	our ability to become profitable and continue as a “going concern”;

•	availability and terms of debt and/ or equity capital to fund our operations;

•	our dependence on arrangements with our clearing firm, external liquidity providers, execution venues and self-regulatory organizations;

•	changes in business strategy or development plans;

•	our dependence on proprietary technology and demand for such technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	industry trends;

•	our ability to broaden our customer mix;

•	competition;

•	our ability to expand existing and develop new markets for our products;

•	our ability to develop intended future products;

•	availability and retention of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other risk factors referred to in this Form 10-Q under the heading “Additional Factors That May Affect Future Results”.

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

ITEM 1.	FINANCIAL STATEMENTS

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
Assets

Cash and cash equivalents	$4,116,215	$2,250,601
Securities owned, at fair value	—	7,114
Receivables from brokers, dealers and other	270,830	736,306
Prepaid expenses and other current assets	169,140	128,703

Total current assets	4,556,185	3,122,724
Property and equipment, net of accumulated depreciation	525,293	811,339
Exchange memberships	159,752	159,752
Debt issuance costs	34,318	40,960
Other assets	408,409	465,290

Total assets	$5,683,957	$4,600,065

Liabilities and Stockholders’ Deficiency

Accounts payable and accrued expenses	$2,052,065	$1,068,386
Payables to brokers, dealers and others	6,218	97,374
Securities sold, not yet purchased, at fair value	—	353,604
Net liabilities of discontinued operations	60,861	60,841

Total current liabilities	2,119,144	1,580,205
Secured note	4,477,066	4,150,370
Secured convertible note	843,519	673,064
Subordinated convertible notes	2,278,029	2,130,772
Other liabilities	95,148	105,449

Total liabilities	9,812,906	8,639,860

Commitments and contingencies

Preferred Stock – shares authorized: 3,000,000
590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000

100,000 shares designated as Series G – par value: $0.01; shares issued and outstanding: 12,013	120	—

100,000 shares designated as Series H – par value: $0.01; shares issued and outstanding: 35,000	350	—

Common stock - par value: $.01; shares authorized: 1,000,000,000; shares issued and outstanding: 695,971,046 and 691,674,817	6,959,711	6,916,749

Additional paid-in capital	91,404,926	85,357,668
Accumulated deficit	(102,693,344)	(96,513,500)
Accumulated other comprehensive loss	(40,712)	(40,712)

Total stockholders’ deficiency	(4,128,949)	(4,039,795)

Total liabilities and stockholders’ deficiency	$5,683,957	$4,600,065

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues	$2,503,429	$583,961	$4,728,789	$837,942

Expenses:
Salaries and employee benefits	1,201,470	1,487,828	2,484,877	2,715,430
Professional fees	191,074	513,036	438,801	705,848
Brokerage, clearing and exchange fees	1,599,346	562,538	2,641,553	748,015
Depreciation and amortization	102,307	239,362	266,364	427,830
Non-cash compensation charges	—	—	—	720,000
Loss on trading activities	382,749	151,345	1,616,574	151,345
Selling, general and administrative	672,635	943,794	1,346,250	1,459,201

Total costs and expenses	4,149,581	3,897,903	8,794,419	6,927,669

Loss from operations	(1,646,152)	(3,313,942)	(4,065,630)	(6,089,727)

Interest income	2,393	16,036	7,881	36,337
Interest expense	(426,682)	(351,969)	(853,843)	(780,692)
Debt issue costs	(3,321)	—	(6,642)	—
Other income (expense)	—	—	(47,793)	1,087
Equity in loss of affiliates	(656)	(974)	(1,619)	(232,879)

Net loss from continuing operations	$(2,074,418)	$(3,650,849)	$(4,967,646)	$(7,065,874)

Loss from discontinued operations of eMC	—	(1,027)	(20)	(719)

Net loss	$(2,074,418)	$(3,651,876)	$(4,967,666)	$(7,066,593)

Dividends attributed to preferred stock	(953,473)	—	(1,201,346)	—
Dividends in arrears on preferred stock	(5,443)	(5,443)	(10,828)	(10,828)

Net loss applicable to common stock	$(3,033,334)	$(3,657,319)	$(6,179,840)	$(7,077,421)

Basic and diluted net loss per common share from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted net income per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	695,971,046	691,674,817	694,525,500	559,994,858

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities

Net loss from continuing operations	$(4,967,646)	$(7,065,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,364	427,830
Common stock issued in connection with consulting agreement	—	41,250
Common stock issued in connection with separation agreement	—	720,000
Non-cash interest expense	848,954	783,634
Equity in loss of affiliates	1,619	232,879
Debt issuance costs	6,642	—
Loss on disposition of assets	47,793	—
Changes in operating assets and liabilities:
Securities owned, at fair value	7,114	—
Receivables from brokers, dealers and others	465,476	4,798
Advances to affiliates	(1,619)	(8,124)
Prepaid expenses and other current assets	(40,437)	(246,499)
Other assets	56,876	(24,316)
Accounts payable and accrued expenses	972,851	(551,906)
Payables to brokers, dealers and others	(91,156)	—
Securities sold, not yet purchased	(353,604)	—
Secured convertible note interest payment	(50,000)	—
Other liabilities	(10,301)	42,546

Net cash used in continuing operations	(2,841,074)	(5,643,782)

Cash Flows from Investing Activities

Proceeds from issuance of note receivable	—	(200,000)
Cash received from notes receivable	—	200,000
Purchase of property and equipment	(28,111)	(70,117)

Net cash used in investing activities	(28,111)	(70,117)

Cash Flows from Financing Activities

Proceeds from issuance of preferred stock	4,701,346	—
Proceeds from exercise of common stock purchase warrants	58,240	—
Proceeds from issuance of short term note	—	550,000
Repayment of short term notes	—	(550,000)
Proceeds from issuance of secured convertible note	—	2,727,273
Issuance costs on common and preferred stock	(24,787)	(534,137)
Proceeds from issuance of common stock	—	7,272,727

Net cash provided by financing activities	4,734,799	9,465,863

Net increase in cash and cash equivalents	1,865,614	3,751,964
Cash and cash equivalents, beginning of period	2,250,601	635,087

Cash and cash equivalents, end of period	$4,116,215	$4,387,051

Supplemental disclosure of non-cash activities:
Conversion of interest payment on secured convertible note into common stock	$154,545	$—

Common stock issued in connection with consulting agreement	$—	$41,250

Common stock issued in final arbitration settlement	$—	$116,000

Warrants issued in connection with exchange agreement	$—	$1,188,000

Beneficial conversion feature of secured convertible note	$—	$2,727,273

Common stock issued in connection with separation agreement	$—	$720,000

Conversion of short-term note into common stock	$—	$500,000

Non-cash and accrued dividends on preferred stock	$1,212,174	$10,828

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. The results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

During the six months ended September 30, 2003, we operated our business through the following principal subsidiaries:

•	Vie Securities, LLC

•	Universal Trading Technologies Corporation (UTTC), and its subsidiary:

•	Vie Institutional Services, Inc.

We are a subsidiary of OptiMark Innovations, Inc. (Innovations), a Delaware corporation. As of September 30, 2003, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations on May 7, 2002 (see Note 4), Innovations would own approximately 89% of our common stock.

We raised an aggregate of $5 million in funding upon the issuance of our series H convertible preferred stock to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK), in September 2003, and to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), in October 2003 (see Note 3). As a result of these transactions and the conversion of our subordinated convertible notes in October 2003 (see Note 4), Innovations, SOFTBANK and DFJ ePlanet are entitled to 26%, 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock. SOFTBANK and DFJ ePlanet are also investors in Innovations.

To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of September 30, 2003, we had an accumulated deficit of $102,693,344 and stockholders’ deficiency of $4,128,949, which raises substantial doubt as to our ability to continue as a going concern. While we believe the series H preferred funding and changes we have made to reduce our cost structure will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, there is no assurance that we will be successful. If we are unable to attain profitability within the next 12 months, we may be unable to continue operating. The consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accounts of each of our majority-owned subsidiaries, Vie Securities, UTTC, and Ashton Technology Canada, Inc., are consolidated with those of Vie Financial Group in our consolidated financial statements. All significant intercompany accounts and transactions between Vie Financial Group and its subsidiaries are eliminated in consolidation. We generally account for investments in businesses that we own between 20% and 50% of the outstanding equity using the equity method. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, limited to the extent of our investment in and advances to the investee. These adjustments are included in “equity in loss of affiliates” in our consolidated statements of operations. We used the equity method to account for our investment in Kingsway-ATG Asia, Ltd. (KAA).

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

On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under the June 7, 2000 agreement to introduce the eVWAP trading system. The arbitration claim states that Ashton Canada designed, developed and was prepared to deploy eVWAP as a facility of the primary Canadian exchange when the Toronto Stock Exchange circumvented the deployment of eVWAP without proper excuse. The Ashton Canada arbitration claim was filed in Toronto, Ontario and seeks substantial damages. On August 22, 2003, the Toronto Stock Exchange filed a counterclaim against Ashton Canada seeking specific performance of the integration agreement, or in the alternative, a declaration that it is entitled to terminate the agreement without penalty. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

We use the intrinsic value-based method to account for stock options issued to employees and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans.If compensation had been determined based on the fair value at the grant date for awards in the three and six month periods ended September 30, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss — as reported	$(2,074,418)	$(3,651,876)	$(4,967,666)	$(7,066,593)
Stock based employee compensation expense	(855,262)	(1,846,535)	(1,828,748)	(1,855,494)

Net loss — pro forma	$(2,929,680)	$(5,498,411)	$(6,796,414)	$(8,922,087)

PER SHARE DATA
Basic and diluted
Net loss per common share — as reported	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss per common share — pro forma	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30,			Six Months Ended September 30,
	2003		2002	2003	2002
Risk-free interest rate		*	1.41%	1.41%	1.41%
Volatility		*	100%	100%	100%
Expected life		*	6.7 years	6.7 years	6.7 years
Expected dividends		*	None	None	None
Average turnover rate		*	1.28%	1.28%	1.28%

*	No options were granted during the three months ended September 30, 2003.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The requirements of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a significant effect our financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. We will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, where applicable, but have adopted the disclosure requirements of SFAS 148. This adoption had no impact on our financial condition or results of operations.

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

3. RECENT DEVELOPMENTS

Issuance of Series H Convertible Preferred Stock

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock, par value $0.01, to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK) for an aggregate of $3.5 million. SOFTBANK is an investor in Innovations, which controls approximately 88% of our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred stock.

Each share of series H preferred is convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, which is initially $.005329 per share, subject to adjustment. Assuming conversion in full of the shares of series H preferred held by SOFTBANK at the initial conversion price, we would be required to issue 656,783,637 shares of common stock. In the event that we do not elect to convert the series H preferred shares within one year, SOFTBANK shall have the right to convert on the same terms as us at any time thereafter. The conversion price for the series H preferred is subject to anti-dilution adjustment in the event of stock dividends, stock splits and combinations, and to full anti-dilution adjustment with respect to any equity issuance for consideration per share less than the series H preferred conversion price in effect on the date of such issue.

Upon issuance, the conversion price per share of the series H preferred was below the prevailing market price of the underlying common stock. Therefore, we are recording the beneficial conversion feature of the series H preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the series H preferred, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. The beneficial conversion feature on the series H preferred of $3,500,000 will be recognized as a dividend to the preferred stockholders over the one-year period beginning October 1, 2003 and ending on September 30, 2004, the date the series H preferred holders will have the right to convert the series H preferred into common stock.

The holders of series H preferred are entitled to cumulative cash dividends at an annual rate of 8%; provided, however, that if we make the initial required filings with the SEC by January 1, 2004 to effect a reverse stock split to create sufficient authorized shares of common stock available for issuance upon conversion of the outstanding series H preferred, then no dividends will accrue or become payable for the six-month period following the closing date.

Each share of series H preferred has such number of votes equal to the number of common shares then issuable upon conversion into common stock. Additionally, the purchasers have pre-emptive rights to participate in all future issuances of equity securities by the Company at the same price and on the same terms and conditions as we offer to other investors.

If any liquidation, dissolution or winding up of the Company occurs, each holder of series H preferred will be entitled to an amount equal to 500% of the series H preferred purchase price, plus accrued dividends. If, by the later of September 15, 2004 or five business days after our 2004 annual meeting of stockholders, we do not have sufficient authorized shares of common stock available to permit the conversion in full of the outstanding series H preferred, then the series H preferred will become participating preferred stock and the holders of series H preferred will be entitled to receive the 500% liquidation preference described above and, in the case of any liquidation, dissolution or winding up of the Company, any assets not otherwise distributed would be distributed pro rata among the holders of the common stock and the holders of series H preferred on an as-converted basis.

On October 9, 2003, we issued 15,000 shares of series H preferred for an aggregate of $1.5 million to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), on the same terms as the series H preferred shares issued to SOFTBANK. Assuming conversion in full of the $1.5 million of series H preferred held by DFJ ePlanet at the initial conversion price, we would be required to issue 281,478,701 shares of common stock. DFJ ePlanet is an investor in Innovations, which controls approximately 88% of our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred stock.

Also in connection with the issuance of series H preferred, we granted two demand registration rights with respect to the resale of the common shares issuable upon conversion of the series H preferred to SOFTBANK and DFJ ePlanet.

Issuance of Series G Convertible Preferred Stock

Between May 29, 2003 and August 11, 2003, we sold 12,013 shares of our series G convertible preferred stock, par value $0.01, to an individual investor and an investment partnership for an aggregate of $1,201,346. The series G preferred, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of our common stock.

Each share of series G preferred is convertible at the option of the holder into such number of shares of common stock that is determined by dividing the series G preferred original issue price per share ($100) by the series G conversion price, which was initially $0.05. The series G conversion price was adjusted to $0.005329, in accordance with the terms of the amended series G preferred transaction documents, to reflect the same conversion price per share as the series H preferred issued on September 30, 2003. The conversion price is also subject to anti-dilution adjustment at any time in the event of stock dividends, stock splits, reverse stock splits, mergers, consolidations, recapitalizations or other similar transactions affecting the capitalization of the company.

Upon issuance and subsequent adjustment to the series G preferred conversion price, the conversion price was below the prevailing market price of the underlying common stock. Therefore, we recorded the beneficial conversion feature of the series H preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the preferred stock, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock on the dates of issuance, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. A beneficial conversion feature of $247,873 was recognized as a dividend to the preferred stockholders during the three months ended June 30, 2003 upon issuance of the shares, and a subsequent beneficial conversion feature of $953,473 was recognized as a dividend to the preferred stockholders during the three months ended September 30, 2003 upon adjustment to the conversion price.

Investors in the series G preferred also received warrants to purchase an aggregate of 15,016,827 shares of our common stock at an exercise price of $0.08. The warrants have a three-year term and are fully exercisable six months after their dates of issuance. If a sufficient number of authorized shares of common stock are not available upon exercise of the warrants, then the holders will be entitled to receive a number of shares of a new series of preferred stock (which we agreed to use our best efforts to create) less the number of shares of common stock available for issuance upon exercise of the warrants. The new series of preferred stock will have, in the aggregate, rights, privileges and preferences (including without limitation with respect to dividends, voting and rights upon liquidation or dissolution of Vie) at least as favorable to the holder as our common stock.

Each share of series G preferred has such number of votes equal to the number of common shares then issuable upon conversion into common stock.

We will be required to file a registration statement, registering the shares issuable upon conversion of the series G preferred and exercise of the related warrants within thirty (30) days after receiving a written request by the holder or holders of a majority of the shares, however we will have no such obligation at any time before we have a sufficient number of authorized shares of common stock to effect the requested registration.

Operational Developments

In May 2003, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers.

On September 15, 2003 we withdrew our broker-dealer registration with the Securities and Exchange Commission for Vie Institutional Services, Inc., and we withdrew its memberships with the NASD and the Philadelphia Stock Exchange. We have retained the customers of Vie Institutional Services, Inc. by establishing account relationships with those customers through our other broker-dealer subsidiary, Vie Securities LLC, which is now our sole operating entity. The decision to concentrate all of our broker-dealer operations in one entity has enabled us to concentrate our capital resources and eliminate infrastructure redundancies that existed in our prior organizational structure. We plan to merge Vie Institutional Services into its parent company, Universal Trading Technologies Corporation to further simplify our corporate organizational structure.

Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, 22nd Floor, New York, New York, which we have occupied since June 2002. Our prior headquarters at 1835 Market Street, Suite 420 Philadelphia, Pennsylvania remains under lease while we seek potential parties to sublease the space. Additionally, in September 2003, we instituted salary reductions for all executives and a majority of non-executive employees. We also reduced our headcount by 21% to 27 employees during the three months ended September 30, 2003.

We continue to lower the cost of providing liquidity to our customers, which includes both commissions paid to third party liquidity providers and trading losses resulting from the use of our proprietary trading algorithm. Since May 2003, we have primarily utilized third party liquidity providers as an alternative to using our proprietary trading algorithm with the objective of reducing the variability in these costs. By lowering the cost of liquidity, we have been able to be more competitive in the pricing we offer our customers, facilitating both new account acquisition and increasing the trading volumes from our existing customers during the five-month period ended September 30, 2003.

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

In accordance with the loan agreement, we issued SOFTBANK notes with an aggregate principal loan amount of $1.4 million, and issued notes to DFJ ePlanet with an aggregate principal loan amount of $1 million. Each lender’s note was due and payable on May 4, 2006 and accrued simple interest at 8% per annum. We had the ability to prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes were subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC International Investors, LDC (RGC) to the extent required by the terms of the RGC note. The lenders had the ability to convert all or any portion of the outstanding loan amount into shares of our common stock at an initial conversion price of $0.0448 per share.

The lenders also had the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into securities of the same class as those issued and sold in any subsequent financing completed during the term of the loan. During October 2003, SOFTBANK and DFJ ePlanet each converted the outstanding principal balance and accrued interest on their notes into 14,933 and 10,629 shares, respectively, of series H preferred.

In connection with the loan agreement, we also issued warrants to purchase 8,928,571 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $0.0448 per share. The warrants will expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes. We amortized $25,629 and $51,258 of the discount as interest expense and recorded interest expense of $48,000 and $96,000 at the contractual rate of 8% during the three- and six-month periods, respectively, ended September 30, 2003. The notes are reflected on the September 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $265,971, plus accrued interest of $144,000.

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

Since the Innovations note was convertible into shares of our common stock at a rate of $0.05158 per share, and the market price of our common stock was $0.17 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $136,364 and $272,727 as interest expense during the three- and six-month periods, respectively, ended September 30, 2003. Also during the three- and six-month periods ended September 30, 2003, we accrued the contractual interest at a rate of 7.5%, or $51,136 and $102,272, respectively, on the Innovations note.

On June 18, 2003, Innovations converted $154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 2,996,229 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash. The note is reflected on the September 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $1,965,152, plus the accrued interest of $81,398.

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

RGC Bridge Loan and Exchange Agreement – Secured Note

On April 11, 2002, we entered into a securities exchange agreement with RGC International Investors, LDC (RGC) pursuant to which RGC exchanged its 9% secured convertible note (see Note 8 Exchange of Series F Redeemable Convertible Preferred Stock) for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of our common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and we amortized $74,250 and $148,500 of the discount as interest expense during the three- and six-month periods, respectively, ended September 30, 2003. Also during the three- and six- month periods ended September 30, 2003, we recorded contractual interest of $89,098 and $178,196, respectively, on the 9% note. During the six months ended September 30, 2002, we amortized $43,725 of the discount as interest expense and contractual interest expense of $40,477 on the 9% note prior to the exchange, and $216,224 on the 7.5% note after the exchange. The note is reflected on the September 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $773,025, plus the accrued interest of $498,215.

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

As of September 30, 2003, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock. Innovations is currently entitled to 26% of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock.

Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also the Chief Executive Officer of OptiMark, Inc. (OptiMark), a stockholder of Innovations and a wholly-owned subsidiary of OptiMark Holdings, Inc. (Holdings), and is paid a base salary and a guaranteed bonus by OptiMark. We reimbursed OptiMark for the portion of Mr. Warshaw’s base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through September 30, 2002, we reimbursed OptiMark $125,156 related to Mr. Warshaw’s compensation. We entered into an employment agreement with Mr. Warshaw effective September 15, 2002, whereby we also granted him 4,755,528 stock options at an exercise price of $0.08. The options became fully vested upon the employment of Dean Stamos, our current Chief Executive Officer, on October 9, 2002.

In December 2002, we purchased computer equipment and consulting services related to development of the VWAP trading system software from OptiMark for a total price of $241,126. We also entered into a services agreement with OptiMark on January 1, 2003, whereby we provide office space and certain technology and communications support personnel to OptiMark, and OptiMark provides to us certain administrative support personnel. We owed a balance of $65,012 to OptiMark for the computer equipment, consulting services and the net amount payable to OptiMark under the services agreement as of September 30, 2003.

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

Relationships with SOFTBANK and DFJ ePlanet

Relationship with SOFTBANK

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock for an aggregate of $3.5 million to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK). Additionally, during October 2003, SOFTBANK converted the $1,493,333 of outstanding principal and accrued interest on their subordinated convertible notes into 14,933 shares of series H preferred.

As of October 31, 2003, SOFTBANK’s series H preferred holdings entitle it to 40% of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock. SOFTBANK also invests in Innovations, which controls 88% our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred stock.

Ronald D. Fisher, the Chairman of our Board of Directors, is also a director of SOFTBANK Corporation, and is the Managing Member of the general partner in each of the SOFTBANK entities listed above that invested in our series H preferred. Directors designated by SOFTBANK, Innovations, these entities or their affiliates recused themselves from consideration of the series H preferred transaction. The series H preferred transaction was approved by a special committee of disinterested directors.

Relationship with DFJ ePlanet

On October 9, 2003, we issued 15,000 shares of series H preferred for an aggregate of $1.5 million to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), on the same terms as the series H preferred shares issued to SOFTBANK. Additionally, during October 2003, DFJ ePlanet converted the $1,062,889 of outstanding principal and accrued interest on their subordinated convertible notes into 10,629 shares of series H preferred.

As of October 31, 2003, DFJ ePlanet’s series H preferred holdings entitle it to 21% of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock. DFJ ePlanet also invests in Innovations, which controls 88% of our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred stock.

Series H Convertible Preferred Stock

On September 30, 2003, we issued 35,000 shares of series H preferred at a purchase price of $3.5 million to SOFTBANK. Each share of series H preferred is convertible at our election at any time into a number of shares of common stock as is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, which is initially $.005329 per share. In the event that we do not elect to convert the series H preferred shares within one year, SOFTBANK shall have the right to convert on the same terms as us at any time thereafter. Upon full conversion of the shares of series H preferred held by SOFTBANK at the initial conversion price, we would be required to issue 656,783,637 shares of common stock.

On October 9, 2003, we issued 15,000 shares of series H preferred to DFJ ePlanet for an aggregate of $1.5 million on the same terms as the series H preferred shares issued to SOFTBANK. Upon full conversion of the $1.5 million of series H preferred held by DFJ ePlanet at the initial conversion price, we would be required to issue 281,478,701 shares of common stock.

The holders of series H preferred are entitled to cumulative cash dividends at an annual rate of 8%, provided, however, that if we make the initial required filings with the SEC by January 1, 2004 to effect a reverse stock split to create sufficient authorized shares of common stock available for issuance upon conversion of the outstanding series H preferred, then no dividends will accrue or become payable for the six-month period following the closing date.

Each share of series H preferred has such number of votes equal to the number of common shares then issuable upon conversion into common stock. Additionally, the purchasers have pre-emptive rights to participate in all future issuances of equity securities by the Company at the same price and on the same terms and conditions as we offer to other investors.

If any liquidation, dissolution or winding up of the Company occurs, each holder of series H preferred will be entitled to 500% of the series H preferred purchase price, plus accrued dividends. If, by the later of September 15, 2004 or five business days after our 2004 annual meeting of stockholders, we do not have sufficient authorized shares available to permit the conversion in full of the outstanding series H preferred, then the series H preferred will become participating preferred stock and the holders of series H preferred will be entitled to receive the 500% liquidation preference described above and, in the case of any liquidation, dissolution or winding up of the Company, any assets not otherwise distributed would be distributed pro rata among the holders of the common stock and the holders of series H preferred on an as-converted basis.

Also in connection with the issuance of series H preferred, we granted two demand registration rights with respect to the resale of the common shares issuable upon conversion of the series H preferred to SOFTBANK and DFJ ePlanet.

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

In accordance with the loan agreement, we issued notes to SOFTBANK with an aggregate principal loan amount of $1.4 million, and issued notes to DFJ ePlanet with an aggregate principal loan amount of $1 million. Each lender’s note was due and payable on May 4, 2006 and accrued simple interest at 8% per annum. We had the ability to prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes were subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC International Investors, LDC (RGC) to the extent required by the terms of the RGC note. The lenders had the ability to convert all or any portion of the outstanding loan amount into shares of our common stock at an initial conversion price of $0.0448 per share.

The lenders also had the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into securities of the same class as those issued and sold in any subsequent financing completed during the term of the loan. During October 2003, SOFTBANK and DFJ ePlanet each converted the outstanding principal balance and accrued interest on their notes into 14,933 and 10,629 shares, respectively, of series H preferred as described above.

Separation Agreement with Fred S. Weingard

We entered into a separation agreement with Fred S. Weingard, effective July 18, 2003. As consideration for Mr. Weingard’s release of claims and certain non-solicitation, non-competition and non-disclosure obligations, Mr. Weingard is entitled to severance payments totaling $110,000, healthcare insurance paid for by us for the three months ending October 31, 2003, and accelerated vesting with respect to 2,377,764 of the options held by Mr. Weingard. We paid $55,000 of Mr. Weingard’s severance on July 31, 2003, and we paid an additional $55,000 in six equal semi-monthly installments from August 15, 2003 through October 31, 2003. Also in accordance with the agreement, the expiration date of his vested options, totaling 7,133,292, was extended from July 15, 2004 to July 15, 2005. The separation agreement releases us from claims related to a March 4, 2003 employment agreement with Mr. Weingard, effective May 18, 2002, which entitled him to (i) an annual salary of no less than $220,000 per year; (ii) the potential for discretionary cash bonuses; (iii) a grant of options to purchase 14,266,584 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08; and (iv) upon termination without cause or his resignation upon constructive termination, accelerated vesting with respect to 1,585,176 of his options, $110,000 in severance pay, and the ability to exercise his vested options for a period of one year after the date of termination.

Separation Agreement with Frederic W. Rittereiser

On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Fredric W. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $150,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock. According to the terms of the separation agreement, Mr. Rittereiser also received healthcare insurance paid by us through May 7, 2003. During the six months ended September 30, 2002, we recorded a non-cash compensation charge of $720,000 for the value of the shares issued.

Consulting Agreement with Arthur J. Bacci

On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the six months ended September 30, 2002 for the issuance of these shares.

6. NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- or six-month periods ended September 30, 2003 and 2002 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

7. COMPREHENSIVE LOSS

Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $2,074,418 and $3,651,876, respectively, for the three months ended September 30, 2003 and 2002, and $4,967,666 and $7,066,593, respectively, for the six months ended September 30, 003 and 2002.

8. SUBSEQUENT EVENTS

Issuance of Series H Convertible Preferred Stock

On October 9, 2003, we agreed to issue 15,000 shares of series H preferred for an aggregate of $1.5 million to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson

ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), on the same terms as the series H preferred shares issued to SOFTBANK on September 30, 2003.

Conversion of Subordinated Convertible Notes

On October 9, 2003, DFJ ePlanet converted the $1,062,889 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into 10,629 shares of series H preferred. Additionally, on October 29, 2003, SOFTBANK converted the $1,493,333 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into 14,933 shares of series H preferred.

Reverse Stock Split

On July 16, 2003 the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a one-for-two “reverse stock split”, whereby two pre-split shares would have been exchanged for one post-split share. Stockholders approved the reverse split at our Annual Meeting of Stockholders on September 18, 2003. The 1-for-2 reverse stock split was never effectuated. The 1-for-2 reverse stock split would not have generated a sufficient number of shares of common stock available for issuance in connection with our issuance of series H convertible preferred stock on September 30, 2003 and October 9, 2003.

A special committee of our board of directors, comprised of independent directors who are disinterested for purposes of such a transaction, is in the process of contemplating a reverse stock split or similar transaction that would create sufficient authorized shares of common stock available for issuance in connection with the series H preferred and other existing convertible securities, and for future issuances of common stock or other convertible securities. We plan to make the initial required filings with the SEC by January 1, 2004 to effect such a reverse stock split, as is contemplated by the series H preferred transaction documents.

Merger of REB Securities, Inc.

On November 7, 2003, we merged REB Securities into our majority-owned subsidiary Universal Trading Technologies Corporation (UTTC). Prior to the merger, REB was wholly-owned by UTTC. REB previously operated as the facilities manager for our eVWAP trading system, which we ceased operating in 2002, and has not conducted any other business since then.

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

Our current product offering consists of volume-weighted average price (VWAP) and other trade execution services which we provided during the six months ended September 30, 2003 primarily through our broker-dealer subsidiaries Vie Institutional Services, Inc. and Vie Securities, LLC.

We currently conduct all of our business through our subsidiary, Vie Securities LLC. On September 15, 2003 we withdrew our broker-dealer registration with the Securities and Exchange Commission for our broker-dealer subsidiary, Vie Institutional Services, Inc., and we withdrew its memberships with the NASD and the Philadelphia Stock Exchange. We have retained the customers of Vie Institutional Services by establishing account relationships with those customers through Vie Securities LLC, which is now our sole operating entity. The decision to concentrate all of our broker-dealer operations in one entity has enabled us to concentrate our capital resources and eliminate infrastructure redundancies that existed in our prior organizational structure. We plan to merge Vie Institutional Services into its parent company, Universal Trading Technologies Corporation, to further simplify our corporate organizational structure.

Vie Securities began operating in July 2000 as broker-dealer registered with the Philadelphia Stock Exchange. In September 2002, Vie Securities received approval to operate as a member of the NASD. Vie Securities provides liquidity for block trades to our buy-side institutional clients and broker-dealer customers. We anonymously match customers’ orders with liquidity from various providers, thereby protecting our client trade information. Our trading products include Limit VWAP, Point-to-Point VWAP, Best Efforts VWAP and Market on Close trade executions. We collect commissions from our customers and pay fees to our liquidity providers on a per share basis.

In May 2003, we began implementing a plan to streamline our corporate structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. We continued to make substantial changes to our business operations during the three months ended September 30, 2003, including consolidating our broker-dealer operations into one entity effective September 15, 2003. Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, in New York, New York. Additionally, in September 2003, we instituted salary reductions for all executives and a majority of non-executive employees. We also reduced our headcount by 21% to 27 employees during the three months ended September 30, 2003. We have secured additional third party liquidity providers and substantially reduced the use of our proprietary trading algorithm, resulting in lower costs, more competitive pricing in our product offering, and increased trading volumes from both existing and new customers during the three months ended September 30, 2003.

In September and October 2003, we raised an aggregate of $5 million through the issuance of our series H convertible preferred stock. On September 30, 2003, we issued shares of our series H preferred for an aggregate of $3.5 million to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK). On October 9, 2003, we issued additional shares of series H preferred for an aggregate of $1.5 million to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), on the same terms as the series H preferred shares issued to SOFTBANK. Also on October 9, 2003, DFJ ePlanet converted the $1,062,889 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into shares of series H preferred, and on October 29, 2003, SOFTBANK converted the $1,493,333 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into shares of series H preferred. As a result of these transactions, SOFTBANK and DFJ ePlanet are entitled to 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock. SOFTBANK and DFJ ePlanet are also investors in Innovations, which controls approximately 88% of our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred stock.

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

Critical Accounting Policies

Revenue Recognition

Revenues earned during the six months ended September 30, 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. Our products were offered during the three months ended September 30, 2003 primarily through our subsidiaries Vie Institutional Services and Vie Securities, and only through Vie Securities effective September 15, 2003. Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, our net loss for the three and six months ended September 30, 2003 would have been increased by $855,262 and $1,828,749, respectively.

Results of Operations

For the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

We incurred a net loss from continuing operations totaling $2,074,418, or $0.00 per share, for the three months ended September 30, 2003, compared to $3,650,849, or $0.01 per share, for the three months ended September 30, 2002. The decrease in net loss is a result of a $1,667,790 decrease in the loss from operations and an aggregate increase in non-operating expenses of $91,359.

Revenues totaled $2,503,429 for the three months ended September 30, 2003, and $583,961 for the three months ended September 30, 2002. The increase in revenues is primarily a result of an increase in the aggregate number of shares executed on behalf of customers during the three months ended September 30, 2003. Our top two customers generated approximately 34%, and 10%, respectively, of the revenues during the three-month period ended September 30, 2003. Approximately 70% and 12%, respectively, of the revenues during the three-month period ended September 30, 2002 were from transactions with two customers. The increase in the number of shares traded during the three months ended September 30, 2003 compared to the same period last year is a result of new customer acquisitions, increased volume from existing customers, and the fact that our business was limited in the last year period while we focused on the May 7, 2002 close of the Innovations transaction and the resulting integration of the technology, marketing, and product strategy.

Salaries and employee benefits decreased 19.2% to $1,201,470 for the three-month period ended September 30, 2003 from $1,487,828 for the three-month period ended September 30, 2002. The decrease is primarily due to salary reductions, a decrease in the number of employees, and the furlough program that was in effect from May through July 2003. During the three-month periods ended September 30, 2003 and 2002, we employed an average of 32 and 41 employees, respectively, including those participating in the furlough programs.

Professional fees decreased 62.8% to $191,074 during the three months ended September 30, 2003 from $513,036 during the three months ended September 30, 2002. The decrease was a result of lower legal and accounting fees, and the elimination of recruiting expenses during the current year period. We incurred approximately $114,000 in legal fees during the three months ended September 30, 2003 compared to approximately $339,000 in legal fees during the three months ended September 30, 2002 as a result of efforts during the current year period to reduce such costs. Further, recruiting fees of approximately $80,000 incurred during the three months ended September 30, 2002 related to the hiring of our Chief Executive Officer were not incurred this year.

Brokerage, clearing and exchange fees increased to $1,599,346 for the three months ended September 30, 2003 from $562,538 for the three months ended September 30, 2002. This increase in transaction costs reflects the increase in shares executed on behalf of our customers during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. We did substantially less business last year as a result of the focus on the close of the Innovations transaction in May 2002 and preparations for the re-launch of our business at that time. A significant component of brokerage, clearing and exchange fees are the fees we pay to third parties to provide liquidity for our customers’ orders. We used a combination of these third party liquidity providers and our trading algorithm to provide liquidity for our customer’s orders during the three months ended September 30, 2003. Although we have negotiated lower transaction fees with these liquidity providers and with other vendors for clearing and execution services, we have also begun to increase the portion of our order flow we send to our liquidity providers while we focus on improving our algorithm. As a result, we expect these variable fees to increase as our revenues increase.

Depreciation for the three-month period ended September 30, 2003 decreased 57.3% to $102,307 from $239,362 for the three-month period ended September 30, 2002, primarily as a result of a portion of our assets becoming fully depreciated during the current period. Capital expenditures were $23,133and $67,109 for the three months ended September 30, 2003 and 2002, respectively.

We recorded a loss on principal trading activities of $382,749 and $151,345 during the three months ended September 30, 2003 and 2002, respectively. The increase in the trading loss during the three months ended September 30, 2003 reflects the use of our trading algorithm to provide liquidity to our customers. We provided liquidity at the VWAP to our customers during the period by using a combination of third party liquidity providers and our proprietary trading algorithm. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the fees we pay to the third party liquidity providers, which is a component of brokerage, clearing and exchange fees on our statements of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithm and the prices we guarantee our customers. In an effort to reduce our cost of providing liquidity, including these trading losses, we began sending a substantial portion of our order flow to third party liquidity providers in June 2003. We expect to rely primarily on these liquidity provider relationships during the current fiscal year while we continue to improve our algorithm. The trading loss during the three months ended September 30, 2002 resulted primarily from the testing of our proprietary trading algorithm and also from providing liquidity to our customers on a limited basis.

Selling, general and administrative expenses totaled $672,635 and $943,794 for the three months ended September 30, 2003 and 2002, respectively. The 28.7% decrease is primarily a result of a decrease in insurance premiums and marketing and advertising expenses. Insurance premiums decreased approximately $142,900 or 46% as a result of an additional one-year directors’ and offers’ run-off policy that was purchased last year to cover the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 2002. No such policy was purchased in the current year period. Marketing and advertising expenses of approximately $144,000 for the launch of our name change and branding initiative were incurred during the three months ended September 30, 2002, and no such costs were incurred during the three months ended September 30, 2003.

Interest income decreased to $2,393 for the three months ended September 30, 2003 from $16,036 for the three months ended September 30, 2002, as a result of the lower average cash and cash equivalents balances.

Interest expense of $426,682 for the three months ended September 30, 2003 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations on May 7, 2002, $163,348 related to the secured note with RGC, and $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities. Interest expense of $351,969 for the three months ended September 30, 2002 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations, and $163,348 related to the secured note with RGC (see “Notes to Unaudited Consolidated Financial Statements”).

For the Six Months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002

We incurred a net loss from continuing operations totaling $4,967,646, or $0.01 per share, for the six months ended September 30, 2003, compared to $7,065,874, or $0.01 per share, for the six months ended September 30, 2002. The decrease in net loss is a result of a $2,024,097 decrease in the loss from operations and an aggregate decrease in non-operating expenses of $74,131.

Revenues totaled $4,728,789 for the six months ended September 30, 2003, and $837,942 for the six months ended September 30, 2002. The increase in revenues is primarily a result of an increase in the aggregate number of shares executed on behalf of customers during the six months ended September 30, 2003. Our top three customers generated approximately 34%, 11%, and 10%, respectively, of the revenues during the six-month period ended September 30, 2003. Approximately 75% and 9%, respectively, of the revenues during the six-month period ended September 30, 2002 were from transactions with two customers. The increase in the number of shares traded during the six months ended September 30, 2003 compared to the same period last year is a result of new customer acquisitions, increased volume from existing customers, and the fact that our business was limited in the last year period while we focused on the May 7, 2002 close of the Innovations transaction and the resulting integration of the technology, marketing, and product strategy.

Salaries and employee benefits decreased 8.5% to $2,484,877 for the six-month period ended September 30, 2003 from $2,715,430 for the six-month period ended September 30, 2002. The decrease is primarily due to salary reductions, a decrease in the number of employees and the furlough program that was in effect from May through July 2003. During the six-month periods ended September 30, 2003 and 2002, we employed an average of 35 and 41 employees, respectively, including those participating in the furlough programs.

Professional fees decreased 37.8% to $438,801 during the six months ended September 30, 2003 from $705,848 during the six months ended September 30, 2002. The decrease was primarily a result of a decrease in legal fees of approximately $60,000, a decrease in outsourced labor and temporary personnel costs of approximately $97,000, and a decrease in recruiting expenses of approximately $80,000. Consulting expenses of $96,833 during the six months ended September 30, 2002 for outsourced labor and temporary personnel working on the development of our trading systems, and recruiting fees of $80,305 related to the hiring of our Chief Executive Officer, were not incurred this year.

Brokerage, clearing and exchange fees increased to $2,641,553 for the six months ended September 30, 2003 from $748,015 for the six months ended September 30, 2002. This increase in transaction costs reflects the increase in shares executed on behalf of our customers during the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. We did substantially less business last year as a result of the focus on the close of the Innovations transaction in May 2002 and preparations for the re-launch of our business at that time. A significant component of brokerage, clearing and exchange fees are the fees we pay to third parties to provide liquidity for our customers’ orders. We used a combination of these third party liquidity providers and our trading algorithm to provide liquidity for our customer’s orders during the six months ended September 30, 2003. Although we have negotiated lower transaction fees with these liquidity providers and with other vendors for clearing and execution services, we have also begun to increase the portion of our order flow we send to our liquidity providers while we focus on improving our algorithm. As a result, we expect these variable fees to increase further as revenues increase.

Depreciation for the six-month period ended September 30, 2003 decreased 37.7% to $266,364 from $427,830 for the six-month period ended September 30, 2002, primarily as a result of a portion of our assets becoming fully depreciated during the current period. Capital expenditures were $28,111 and $70,117 for the six months ended September 30, 2003 and 2002, respectively.

We recorded a non-cash compensation charge of $720,000 during the six months ended September 30, 2002 for the cost of shares issued to Frederic W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

We recorded a loss on principal trading activities of $1,616,574 and $151,345 during the six months ended September 30, 2003 and 2002, respectively. The increase in the trading loss during the six months ended September 30, 2003 reflects the use of our trading algorithm to provide liquidity to our customers. We provided liquidity at the VWAP to our customers during the period by using a combination of third party liquidity providers and our proprietary trading algorithm. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the fees we pay to the third party liquidity providers, which is a component of brokerage, clearing and exchange fees on our statements of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithm and the prices we guarantee our customers. A combination of factors, including market fluctuations, trading errors and technical and operational issues, resulted in higher than expected trading losses during the first three months of the six-month period ended September 30, 2003.

In an effort to reduce our cost of providing liquidity, including these trading losses, we began sending a substantial portion of our order flow to third party liquidity providers in June 2003. We expect to rely primarily on these liquidity provider relationships during the current fiscal year while we continue to improve our algorithm. We engaged in limited principal trading during the six months ended September 30, 2002 to test our proprietary trading algorithm and provide limited liquidity to our customers.

Selling, general and administrative expenses totaled $1,346,250 and $1,459,201 for the six months ended September 30, 2003 and 2002, respectively. The 7.7% decrease is primarily a result of an decrease in insurance premiums and marketing and advertising expenses, partially offset by a gain on the sale of furniture in the prior period and an increase in occupancy expenses. The $85,000 decrease in insurance premiums resulted from an additional one-year directors’ and offers’ run-off policy that was purchased last year to cover the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 200. No such run-off policy was purchased in the current year period. The decrease in insurance premiums related to the run-off policy was partially offset by an increase in the directors’ and officers’ coverage and higher premiums. Marketing and advertising expenses of approximately $144,000 for the launch of our name change and branding initiative were incurred during the six months ended September 30, 2002, and no such costs were incurred during the three months ended September 30, 2003. Occupancy expenses increased $31,413 due to the opening of our office in New York at the end of June 2002. Additionally, included in the selling, general and administrative expenses for the period last year was a credit of $50,000 for furniture we sold during the six months ended September 30, 2002.

Interest income decreased to $7,881 for the six months ended September 30, 2003 from $36,337 for the six months ended September 30, 2002, as a result of the lower average cash and cash equivalents balances.

Interest expense of $853,843 for the six months ended September 30, 2003 was comprised primarily of $375,000 related to the secured convertible note that we executed with Innovations on May 7, 2002, $326,696 related to the secured note with RGC, and $147,258 related to the subordinated convertible notes with SOFTBANK and DFJ ePlanet. Interest expense of $780,692 for the six months ended September 30, 2002 was comprised primarily of $298,065 related to the secured convertible note that we executed with Innovations, $300,426 related to the secured notes with RGC and $177,419 related to the short-term note with HK Weaver (see “Notes to Unaudited Consolidated Financial Statements”).

Other expense of $47,793 for the six months ended September 30, 2003 represents a loss on the disposal of computer equipment in our majority-owned subsidiary, Ashton Technology Canada, Inc. On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under our agreement to introduce a VWAP trading system as a facility of the exchange. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange. (see Part II, Item 1. “Legal Proceedings.”)

Equity in loss of affiliates amounted to $1,619 and $232,879 for the six-month period ended September 30, 2003 and 2002, respectively. The prior year amount is comprised primarily of the write off of our equity investment in Kingsway-ATG Asia, Ltd. $189,653 and the write-down of our equity investment in Gomez, Inc. $42,252.

Liquidity and Capital Resources

At September 30, 2003, we had total assets of $5,683,957 compared to $4,600,065 at March 31, 2003. Current assets at September 30, 2003 totaled $4,556,185 and current liabilities from continuing operations were $2,058,283. To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of September 30, 2003, we had an accumulated deficit of $102,693,344 and stockholders’ deficiency of $4,128,949, which raises doubt as to our ability to continue as a going concern. We have developed a plan that we believe will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, although there can be no assurance that we will be able to achieve profitability. Our primary initiatives, in addition to the affiliate funding we raised in September and October 2003, have included streamlining our corporate organizational structure, reducing our current operating expenses, and reducing the cost of providing liquidity to our customers.

At September 30, 2003, our principal source of liquidity was cash and cash equivalents of $4,116,215 and receivables from brokers, dealers and other of $270,830, compared to cash and cash equivalents of $2,250,601 and receivables from brokers, dealers and other of $736,306 at March 31, 2003.

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock for gross proceeds of $3.5 million to SOFTBANK. Each share of series H preferred is convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, which is initially $.005329 per share. In the event that we do not elect to convert the series H preferred shares within one year, SOFTBANK shall have the right to convert on the same terms as us at any time thereafter. Upon full conversion of the shares of series H preferred held by SOFTBANK at the initial conversion price, we would be required to issue 656,783,637 shares of common stock. The proceeds from the series H preferred we issued to SOFTBANK are included in the cash and cash equivalents balance at September 30, 2003.

On October 9, 2003, we issued 15,000 shares of series H preferred for an aggregate of $1.5 million to DFJ ePlanet on the same terms as the series H preferred shares issued to SOFTBANK. Upon full conversion of the $1.5 million of series H preferred held by DFJ ePlanet at the initial conversion price, we would be required to issue a minimum of 281,478,701 shares of common stock.

During the six months ended September 30, 2003, we also sold 12,013 shares of our series G convertible preferred stock, par value $0.01, and warrants to purchase an aggregate of 15,016,825 shares of our common stock at an exercise price of $0.08 to certain investors for gross proceeds of $1,201,346. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, which is currently $0.005329.

We believe we can fund our operating expenses without generating any revenues for the next 12 months with our current cash position, including the proceeds from the series H preferred we sold in October 2003. In May 2003, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. While we believe the combination of current cash and receivables, cash flows from operations and cost savings from planned expense reductions should enable us to continue operating for the foreseeable near term until we are able to grow revenues to a level that is sufficient to fund our operations, there can be no assurance that our plan will be successful or that our operations will continue.

The Company is also presently exploring alternatives to further reduce its administrative costs and public reporting and compliance costs, and to simplify its equity capital structure. Potential alternatives could include the purchase of all or a substantial portion of our outstanding common stock not owned by our controlling stockholder and other affiliates, or a transaction designed to reduce the number of record holders of our outstanding common stock below 300 holders. There are no definitive plans, commitments, proposals or other arrangements to engage in any particular transaction at this time.

Included in our cash and receivables balances at September 30, 2003 is approximately $3 million that is invested in the net capital of our broker-dealer operations. We believe that planned reductions to our cost structure and the current level of net capital are sufficient to allow us to expand our business as planned and to achieve our targeted revenues, however there is no assurance that we will be able to do so. We expect to use a portion of our excess net capital to fund our operations, which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We may seek to raise additional financing which could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement. We currently have outstanding convertible securities including debt, preferred stock, options and warrants, all of which may be dilutive to our stockholders, as more fully described below in “Additional Factors That May Affect Future Results”.

Related Party Transactions

We have a number of business relationships, and have entered into a significant number of transactions with related parties, including our controlling stockholders. For more information with respect to these transactions, see Note 5 to the Consolidated Financial Statements.

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

Risks Related to Our Financial Condition

We may be unable to continue operating as a “going concern”

We have not realized an operating profit and have experienced significant net operating losses since our inception in 1994. As of September 30, 2003, we have accumulated losses of approximately $103 million. The opinion of our independent auditors on our March 31, 2003 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. In May 2003, we began to reduce the cost of providing liquidity to our customers, reduce our operating expenses and streamline our corporate structure. While we believe our operating plan will enable us to fund our operations using our current cash on hand until we are able to generate sufficient revenues to fund our operations, there is no assurance that the plan will be successful. If we are unable to attain profitability or obtain additional funding in the near term, we may be unable to continue operating.

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

Most of our revenues were derived from only a few customers

Although our revenues have historically been concentrated among a small number of customers, our customer mix is susceptible to frequent change. Approximately 55% of the revenues earned during the six months ended September 30, 2003 were from transactions with three customers that each individually comprised greater than 10% of the total revenues for the period. We can give no assurance that any of these customers will continue to do business with us, or that we will successfully obtain additional customers. Our arrangements with customers are not contractual, so our customers are free to trade with multiple service providers. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to maintain customers. Further, if we are unable to achieve and maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and operating results.

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

We may need additional financing to fund our operations and strategic initiatives

We believe that our cash position should be sufficient to allow us to continue to operate until we are able to generate sufficient revenues to fund our operations. Our cash position as of September 30, 2003 was $4,116,215 and receivables from brokers, dealers and others was $270,830. Included in our cash and receivables balances was approximately $3 million which was invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. We expect to use a portion of our excess net capital to fund our operations which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We may seek to raise additional financing which may take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. These financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

Risks Related to Your Investment in Our Common Stock

Sales of our shares by our principal stockholders or others may depress our stock price

Our principal stockholder, Innovations owns 611,703,796 shares of our common stock and has rights to acquire an additional 52,870,757 shares upon conversion of a note. Pursuant to an agreement with Innovations, we may be obligated to register the resale of these shares of common stock under certain conditions. SOFTBANK and DFJ ePlanet also have rights to acquire 1,417,943,746 shares of our common stock upon conversion of the series H preferred and an additional 8,928,571 shares of our common stock upon exercise of warrants. The series G preferred investors also have rights to acquire 225,685,570 shares of our common stock up conversion of the series G preferred. We have certain contractual obligations to register the resale of the shares of common stock issuable upon conversion of the series H preferred and the series G preferred. The future public sale of our common stock by Innovations, SOFTBANK or DFJ ePlanet could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible preferred stock, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

SOFTBANK and DFJ ePlanet hold series H preferred that entitles them to acquire an aggregate of 1,417,943,746 shares upon conversion of their preferred stock, the series G preferred investors are entitled to acquire an aggregate of 225,435,570 shares upon conversion of their preferred stock, and Innovations currently holds a note that entitles it to acquire an additional 52,870,757 shares of common stock upon conversion of the note. In addition, as of September 30, 2003, we have outstanding options and warrants that may be exercised for an aggregate of 226,326,287 shares of common stock. If Innovations, SOFTBANK, DFJ ePlanet or the series G preferred investors exercise their conversion rights to acquire shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

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

Risks Related to Our Management

Recent board and senior management changes will impact our business direction

Our future success depends upon the experience, skills and working relationship of our new board and management team. Since May 7, 2002, we experienced a complete change in the members of our board of directors and a substantial change in the member of our management team. On October 9, 2002, we hired Dean Stamos to be our new Chief Executive Officer. We have also experienced turnover in the roles of President, Chief Operating Officer and Chief Financial Officer since May 2002. The near-term success of our business will depend on the successful integration and reputation of these members of our management team. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals. Our ability to operate successfully may be jeopardized if we are unable to attract and retain skilled management and personnel to conduct our business.

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

Our principal stockholders may exercise control over all matters submitted to a vote of stockholders and may not act in the interests of our other stockholders

Innovations, SOFTBANK and DFJ ePlanet are entitled to 26%, 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock. SOFTBANK and DFJ ePlanet are also investors in Innovations. As long as SOFTBANK, DFJ ePlanet and Innovations own a majority of our outstanding common and preferred stock, these entities will collectively be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

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

As a result of our principal stockholders’ control, potential acquirers may be discouraged from seeking to acquire control through the purchase of our common stock, which could have a depressive effect on the price of our securities and would make it less likely that stockholders receive a premium for their shares as a result of any such attempt.

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

We are planning to implement a reverse stock split which could adversely affect the market price and liquidity in our common stock and could dilute your ownership

We plan to make the initial filings with the SEC by January 1, 2004 to effect a reverse stock split that would create sufficient authorized shares of common stock to allow for conversion of the outstanding series H preferred and other existing convertible securities, and for future issuances of common stock or convertible securities. SOFTBANK, DFJ ePlanet and Innovations will control the outcome of a stockholder vote to approve a reverse stock split.

We cannot predict the effect of a reverse stock split upon the market price for our common stock, and the history of reverse stock splits for companies in similar circumstances is varied. We cannot assure you that the market price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. In fact, the stock prices of some companies that have recently effected reverse stock splits have subsequently declined back to pre-reverse split levels. Moreover, over the long term, the trading price of our common stock is likely to be a function of fundamental business factors, such as our overall financial condition, revenues, earnings, cash flows and prospects, and overall economic conditions, as opposed to capital restructuring measures.

The possibility exists that liquidity in the market price of our common stock could be adversely affected by the reduced number of shares that will be outstanding after the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own “odd lots” (i.e., a number of shares of our common stock not divisible by 100). Stockholders who hold odd lots may experience difficulty selling their shares and may experience an increase in the cost of selling their shares.

We may have a significant number of additional authorized but unissued shares of common stock as a result of a reverse stock split. If we issue additional shares subsequent to a reverse stock split, the dilution to the ownership interest of our existing stockholders may be greater than would otherwise occur had a reverse stock split not been effectuated because the board of directors will have more authorized shares available for issuance.

The increase in the authorized shares of common stock available for issuance also could have an anti-takeover effect. Future issuances of additional shares of common stock could dilute the voting power of a person seeking control of the Company, thereby making it more difficult for a takeover attempt opposed by the Company to succeed, and thus limiting the opportunity for the stockholders to realize a higher price for their shares than that generally available in the public markets. The board of directors is unaware of any attempt, whether potential or actual, to take over the Company.

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

In May 2003, two former employees filed separate claims against us with the U.S. Department of Labor/Occupational Safety & Health Administration (DOL). The claims both allege employment practice issues under the Sarbanes-Oxley Act of 2002. On June 12, 2003, we responded to both claims and denied all allegations. Under the Sarbanes-Oxley Act, claimants can file a civil suit after exhausting administrative remedies before the DOL. Although we believe the allegations are without merit, the outcome of the administrative and court proceeding, if filed, is uncertain. We do not expect a material adverse impact on our financial condition and results of operations as a result of these claims.

On June 7, 2000, our subsidiary, Ashton Canada, entered into a written agreement with the Toronto Stock Exchange Inc. for the integration of Ashton Canada’s eVWAP trade match software, equipment and communications facilities with the Toronto Stock Exchange’s continuous auction market for securities. After Ashton Canada had designed and implemented the eVWAP software and assisted the Toronto Stock Exchange in securing all necessary approvals of the Ontario Securities Commission, the Toronto Stock Exchange, without proper justification or excuse, suspended the integration of eVWAP. Thereafter, following failure by the parties to resolve this matter, on June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange seeking damages of US $30 million for breach of contract, interest in the amount for a period as may be determined by the arbitrator, and costs of the arbitration. The arbitration was filed under the Ontario Arbitrations Act. On August 22, 2003, the Toronto Stock Exchange filed a counterclaim against Ashton Canada seeking specific performance of the integration agreement, or in the alternative, a declaration that it is entitled to terminate the agreement without penalty. The outcome of these claims is uncertain at this time.

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

On September 30, 2003, we sold 35,000 shares of our series H convertible preferred stock, par value $0.01, to certain investors for gross proceeds of $3,500,000 in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from this transaction will be used to fund our operations. For more information on this transaction, see Note 3 to the Consolidate Financial Statements.

On August 11, 2003, we sold 1,619 shares of our series G convertible preferred stock, par value $0.01, to certain investors for gross proceeds of $161,980 in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from this transaction will be used to fund our operations. For more information on this transaction, see Note 3 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on September 18, 2003, our stockholders approved proposals to (i) elect eight directors to serve until the next annual meeting and until their successors have been duly elected and qualified; and (ii) amend our certificate of incorporation to authorize a one-for-two reverse stock split. The number of votes cast for, against or withheld, as well as the number of abstentions was as follows:

(i)	Election of directors:

Name of Nominee	(Withhold Authority)
	For	Against	Abstain
Ronald D. Fisher	657,224,291	—	718,233
Carmine F. Adimando	657,220,834	—	721,690
Jonathan F. Foster	657,224,334	—	718,190
William A. Lupien	657,224,334	—	718,190
Roy S. Neff	657,220,834	—	721,690
Howard J. Schwartz	657,221,334	—	721,190
Dean G. Stamos	657,224,034	—	718,490
Robert J. Warshaw	657,215,134	—	727,390

(ii)	Amend our certificate of incorporation to authorize a one-for-two reverse stock split:

For	Against	Abstain
655,825,575	2,062,555	54,394

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit #	Description*
4.1	Certificate of Correction of the Certificate of Designation for Series G Convertible Preferred Stock

4.2	Certificate of Amendment of the Certificate of Designation of the Series H Convertible Preferred Stock

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vie Financial Group, Inc.
(Registrant)

Date: November 14, 2003	By:	/s/ James S. Pak
James S. Pak
Chief Financial Officer