Form 10-Q
period 2003-12-31
VIE FINANCIAL GROUP INC
filed 2004-02-17
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date:

Common Stock $.01 par value	695,971,046
(Title of Class)	(No. of shares as of February 17, 2004)

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

•	our ability to become profitable and continue as a “going concern”;

•	availability and terms of debt and/ or equity capital to fund our operations;

•	our dependence on arrangements with our clearing firm, external liquidity sources, execution venues and self-regulatory organizations;

•	changes in business strategy or development plans;

•	our dependence on proprietary and third-party technology and demand for such technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	industry trends;

•	our ability to broaden our customer mix;

•	competition;

•	our ability to expand existing and develop new markets for our products;

•	our ability to develop intended future products;

•	availability and retention of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other risk factors referred to in this Form 10-Q under the heading “Additional Factors That May Affect Future Results”.

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

ITEM 1.	FINANCIAL STATEMENTS

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$3,333,035	$2,250,601
Securities owned, at fair value	—	7,114
Receivables from brokers, dealers and other	595,056	736,306
Prepaid expenses and other current assets	231,711	128,703

Total current assets	4,159,802	3,122,724
Property and equipment, net of accumulated depreciation	118,696	811,339
Exchange memberships	12,000	159,752
Debt issuance costs	—	40,960
Other assets	393,674	465,290

Total assets	$4,684,172	$4,600,065

Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$1,181,035	$1,068,386
Payables to brokers, dealers and others	—	97,374
Securities sold, not yet purchased, at fair value	—	353,604
Accrued severance and current portion of lease termination liability	321,409	—
Net liabilities of discontinued operations	61,251	60,841

Total current liabilities	1,563,695	1,580,205
Secured note	4,640,413	4,150,370
Secured convertible note	1,031,019	673,064
Subordinated convertible notes	—	2,130,772
Lease termination liability, net of current portion	543,592	0
Other liabilities	28,306	105,449

Total liabilities	7,807,025	8,639,860

Commitments and contingencies
Preferred Stock – shares authorized: 3,000,000
590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000
100,000 shares designated as Series G – par value: $0.01; shares issued and outstanding: 12,013	120	—
100,000 shares designated as Series H – par value: $0.01; shares issued and outstanding: 75,562	756	—
Common stock - par value: $.01; shares authorized: 1,000,000,000; shares issued and outstanding: 695,971,046 and 691,674,817	6,959,711	6,916,749
Additional paid-in capital	97,162,434	85,357,668
Accumulated deficit	(107,445,162)	(96,513,500)
Accumulated other comprehensive loss	(40,712)	(40,712)

Total stockholders’ deficiency	(3,122,853)	(4,039,795)

Total liabilities and stockholders’ deficiency	$4,684,172	$4,600,065

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues	$2,208,800	$830,119	$6,937,589	$1,668,061

Expenses:
Salaries and employee benefits	863,004	1,423,891	3,347,881	4,137,918
Professional fees	278,947	368,678	717,749	1,074,525
Brokerage, clearing and exchange fees	1,256,986	403,900	3,898,539	1,151,915
Depreciation and amortization	68,698	208,750	335,062	636,578
Non-cash compensation charges	—	—	—	720,000
Loss on trading activities	165,939	114,522	1,782,513	265,866
Selling, general and administrative	613,309	789,751	1,959,559	2,250,351
Restructuring charges	1,342,341	—	1,342,341	—

Total costs and expenses	4,589,224	3,309,492	13,383,644	10,237,153

Loss from operations	(2,380,424)	(2,479,373)	(6,446,055)	(8,569,092)

Interest income	1,749	8,380	9,630	44,717
Interest expense	(631,305)	(351,972)	(1,485,147)	(1,132,668)
Debt issue costs	—	—	(6,642)	—
Other income (expense)	—	—	(47,793)	1,087
Equity in loss of affiliates	—	(974)	(1,619)	(233,852)

Net loss from continuing operations	$(3,009,980)	$(2,823,939)	$(7,977,626)	$(9,889,808)

Loss from discontinued operations of eMC	(390)	(121)	(410)	(840)

Net loss	$(3,010,370)	$(2,824,060)	$(7,978,036)	$(9,890,648)

Dividends attributed to preferred stock	(1,736,009)	—	(2,937,355)	—
Dividends in arrears on preferred stock	(5,444)	(5,444)	(16,272)	(16,272)

Net loss applicable to common stock	$(4,751,823)	$(2,829,504)	$(10,931,663)	$(9,906,920)

Basic and diluted net loss per common share from continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Basic and diluted net income per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	695,971,046	691,674,817	695,023,260	606,197,039

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash Flows from Operating Activities
Net loss from continuing operations	$(7,977,626)	$(9,889,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,062	636,578
Common stock issued in connection with consulting agreement	—	41,250
Common stock issued in connection with separation agreement	—	720,000
Non-cash interest expense	1,477,995	1,129,981
Equity in loss of affiliates	1,619	233,853
Debt issuance costs	6,642	—
Loss on disposition and impairment of assets	559,622	—
Changes in operating assets and liabilities:
Securities owned, at fair value	7,114	—
Receivables from brokers, dealers and others	141,250	(18,078)
Advances to affiliates	(1,619)	(9,097)
Prepaid expenses and other current assets	(103,008)	(282,061)
Other assets	71,616	(24,591)
Accounts payable and accrued expenses	96,377	(784,540)
Payables to brokers, dealers and others	(97,374)	—
Accrued severance and current portion of lease termination liability	321,409	—
Securities sold, not yet purchased	(353,604)	—
Secured convertible note interest payment	(50,000)	—
Lease termination liability	543,592	—
Other liabilities	(77,143)	45,976

Net cash used in continuing operations	(5,098,076)	(8,200,537)

Cash Flows from Investing Activities
Proceeds from issuance of note receivable	—	(200,000)
Cash received from notes receivable	—	200,000
Purchase of property and equipment	(54,289)	(177,849)

Net cash used in investing activities	(54,289)	(177,849)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	6,201,346	—
Proceeds from exercise of common stock purchase warrants	58,240	—
Proceeds from issuance of short term note	—	550,000
Repayment of short term notes	—	(550,000)
Proceeds from issuance of secured convertible note	—	2,727,273
Proceeds from issuance of subordinated convertible notes	—	2,400,000
Debt issuance costs		(29,000)
Issuance costs on common and preferred stock	(24,787)	(534,137)
Proceeds from issuance of common stock	—	7,272,727

Net cash provided by financing activities	6,234,799	11,836,863

Net increase in cash and cash equivalents	1,082,434	3,458,477
Cash and cash equivalents, beginning of period	2,250,601	635,087

Cash and cash equivalents, end of period	$3,333,035	$4,093,564

Supplemental disclosure of non-cash activities:
Conversion of interest payment on secured convertible note into common stock	$154,545	$—

Common stock issued in connection with consulting agreement	$—	$41,250

Common stock issued in final arbitration settlement	$—	$116,000

Warrants issued in connection with exchange agreement	$—	$1,188,000

Beneficial conversion feature of secured convertible note	$—	$2,727,273

Discount on subordinated convertible notes	$—	$342,857

Common stock issued in connection with separation agreement	$—	$720,000

Conversion of short-term note into common stock	$—	$500,000

Conversion of subordinated convertible notes into preferred stock	$2,556,223	$—

Non-cash and accrued dividends on preferred stock	$2,953,627	$16,272

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. The results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

We are a subsidiary of OptiMark Innovations, Inc. (Innovations), a Delaware corporation. As of December 31, 2003, Innovations owned approximately 88% of our outstanding shares of common stock, and approximately 26% of our outstanding shares of voting stock. Assuming conversion of the note issued to Innovations on May 7, 2002 (see Note 5), Innovations would own approximately 89% of our outstanding common stock.

In September and October 2003, we raised an aggregate of $5 million in funding upon the issuance of our series H convertible preferred stock to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK), and to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet) (see Note 4). As a result of these transactions and the conversion of our subordinated convertible notes in October 2003 (see Note 5), Innovations, SOFTBANK and DFJ ePlanet are entitled to 26%, 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred stock. SOFTBANK and DFJ ePlanet are also investors in Innovations.

To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of December 31, 2003, we had an accumulated deficit of $107,445,162 and stockholders’ deficiency of $3,122,853, which raises substantial doubt as to our ability to continue as a going concern. While we believe the series H preferred funding and changes we have made to reduce our cost structure will enable us to continue operating until we are able to generate sufficient revenues to fund our operations, there is no assurance that we will be successful. If we are unable to attain profitability within the next 12 months, we may be unable to continue operating. The consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

We use the intrinsic value-based method to account for stock options issued to employees and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans. If compensation had been determined based on the fair value at the grant date for awards in the three and nine month periods ended December 31, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December,
	2003	2002	2003	2002
Net loss — as reported	$(3,010,370)	$(2,824,060)	$(7,978,036)	$(9,890,648)
Stock based employee compensation expense	(610,891)	(1,425,179)	(2,439,639)	(3,280,673)

Net loss — pro forma	$(3,621,261)	$(4,249,239)	$(10,417,675)	$(13,171,321)

PER SHARE DATA
Basic and diluted
Net loss per common share — as reported	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Net loss per common share — pro forma	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Risk-free interest rate	*	1.41%	1.41%	1.41%
Volatility	*	100%	100%	100%
Expected life	*	6.7 years	6.7 years	6.7 years
Expected dividends	*	None	None	None
Average turnover rate	*	1.28%	1.28%	1.28%

*	No options were granted during the three months ended December 31, 2003.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and how to determine when and which business enterprise should consolidate the variable interest entity. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. This interpretation is effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on our financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on our financial position or results of operations

3.	RECENT DEVELOPMENTS

Resignation of Independent Directors

By letter dated February 9, 2004, Messrs. Carmine F. Adimando, Jonathan F. Foster, Roy S. Neff and Howard J. Schwartz delivered to the Company’s Board of Directors their resignation as directors (and, in the case of Messrs. Foster and Adimando, their further resignation as members of the Company’s audit committee (the “Audit Committee”), and in the case of each of Messrs. Adimando, Foster, Neff and Schwartz, their further resignation as members of the Company’s special committee of independent directors (the “Special Committee”)) effective as of 5:00 p.m., New York City time, on February 17, 2004. Messrs. Adimando, Foster, Neff and Schwartz comprised all of the Company’s “independent directors,” as that term is defined in Rule 4200 of the Nasdaq Marketplace Rules (the “Independent Directors”), and Messrs. Adimando and Foster comprised all of the members of the Audit Committee. As a result of such resignations, the Company’s Board of Directors will have no Independent Directors and the Audit Committee will have no members. The Company does not presently intend to fill all the vacancies on its Board of Directors, as the Company believes that a smaller board will be more appropriately aligned with the size of the Company. In view of the Company’s OTC bulletin board and supermajority controlled status, and its consequent assessment of corporate governance practices and requirements, the Company is evaluating the appropriate size and composition of its board, specifically with respect to the requisite number of Independent Directors, if any, and the composition of the Audit Committee. The resignations are intended to take effect after the Audit Committee has reviewed and approved for filing with the Securities and Exchange Commission this Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 2003.

Operational Developments

In May 2003, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers.

On September 15, 2003 we withdrew our broker-dealer registration with the Securities and Exchange Commission for Vie Institutional Services, Inc., and we withdrew its memberships with the NASD and the Philadelphia Stock Exchange. We retained the customers of Vie Institutional Services, Inc. by establishing account relationships with those customers through our other broker-dealer subsidiary, Vie Securities LLC, which is now our sole operating entity. The decision to concentrate all of our broker-dealer operations in one entity has enabled us to concentrate our capital resources and eliminate infrastructure redundancies that existed in our prior organizational structure. Further, during the three months ended December 31, 2003, we merged Vie Institutional Services and REB Securities, Inc. into their parent company, Universal Trading Technologies Corporation, to further simplify our corporate organizational structure.

Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, 22nd Floor, New York, New York, which we have occupied since June 2002. We are in the process of negotiating an agreement to sublease our prior headquarters space at 1835 Market Street, Philadelphia, Pennsylvania. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees. We also reduced our headcount by 50% to 21 employees during the nine months ended December 31, 2003. In connection with this restructuring, we recorded charges of $1,342,341 during the three and nine months ended December 31, 2003 (see Note 4).

We continue to lower the cost of providing liquidity to our customers, which includes both commissions paid to liquidity partners and trading losses resulting from the use of our proprietary trading algorithms. Since May 2003, we have primarily utilized liquidity partners as an alternative to using our proprietary trading algorithms with the objective of reducing the variability in these costs. By lowering the cost of liquidity, we have been able to be more competitive in the pricing we offer our customers, facilitating both new account acquisition and increasing the trading volumes from our existing customers during the eight-month period ended December 31, 2003.

Issuance of Series H Convertible Preferred Stock

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock, par value $0.01, to SOFTBANK for gross proceeds of $3.5 million, and on October 9, 2003, we issued an additional 15,000 shares of our series H preferred to DFJ ePlanet for gross proceeds of $1.5 million. Additionally, in October 2003, we issued an additional 25,562 shares of our series H preferred to SOFTBANK and DFJ ePlanet upon their conversion of our subordinated convertible notes in the aggregate amount $2,581,784 (see Note 5).

Each share of series H preferred is convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, which is initially $.005329 per share, subject to adjustment. Assuming conversion in full of the shares of series H preferred at the initial conversion price, we would be required to issue 937,011,322 shares of common stock to SOFTBANK and 480,932,424 shares of common stock to DFJ ePlanet. In the event that we do not elect to convert the series H preferred shares within one year, SOFTBANK and DFJ ePlanet would have the right to convert on the same terms as us at any time thereafter. The conversion price for the series H preferred is subject to anti-dilution adjustment in the event of stock dividends, stock splits and combinations, and to full anti-dilution adjustment with respect to any equity issuance for consideration per share less than the series H preferred conversion price in effect on the date of such issue.

The conversion price per share of the series H preferred was below the prevailing market prices of the underlying common stock on the dates of issuance. Therefore, we are recording the beneficial conversion feature of the series H preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the series H preferred, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. The beneficial conversion feature on the series H preferred of $7,556,222 will be recognized as a dividend to the preferred stockholders over the period beginning on the dates of issuance and ending on September 30, 2004, the date the series H preferred holders will have the right to convert the series H preferred into common stock .

The holders of series H preferred are entitled to cumulative cash dividends at an annual rate of 8%; provided, however, that if we make the first valid filing of relevant documentation with the Securities and Exchange Commission by February 29, 2004 to effect a reverse stock split or take such other corporate action, in each case to create a sufficient number of authorized shares of our common stock to permit the full conversion of all outstanding shares of Series H Preferred, then the 8% cumulative cash dividend on the Series H Preferred will not accrue or cumulate, and the holders of the Series H Preferred will have no right or entitlement thereto, for the period from September 30, 2003 until but not including June 1, 2004. If we do not have a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the Series H Preferred on or prior to September 15, 2004, the Series H Preferred will become participating preferred stock, entitling the holders upon a liquidation of the Company to receive the liquidation preference of such stock and to share ratably in any distributions received by our common stockholders on an as-converted basis.

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

Issuance of Series G Convertible Preferred Stock

Between May 29, 2003 and August 11, 2003, we sold 12,013 shares of our series G convertible preferred stock, par value $0.01, to an individual investor and investment partnerships for an aggregate of $1,201,346. The series G preferred, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of our common stock.

Each share of series G preferred is convertible at the option of the holder into such number of shares of common stock that is determined by dividing the series G preferred original issue price per share ($100) by the series G conversion price, which was initially $0.05. The series G conversion price was adjusted to $0.005329, in accordance with the terms of the amended series G preferred transaction documents, to reflect the same conversion price per share as the series H preferred issued to SOFTBANK on September 30, 2003. The conversion price is also subject to anti-dilution adjustment at any time in the event of stock dividends, stock splits, reverse stock splits, mergers, consolidations, recapitalizations or other similar transactions affecting the capitalization of the company.

Upon issuance and subsequent adjustment to the series G preferred conversion price, the conversion price was below the prevailing market price of the underlying common stock. Therefore, we recorded the beneficial conversion feature of the series G preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the preferred stock, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock on the dates of issuance, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. During the nine months ended December 31, 2003, a beneficial conversion feature of $247,873 was recognized as a dividend to the preferred stockholders upon issuance of the shares, and a subsequent beneficial conversion feature of $953,473 was recognized as a dividend to the preferred stockholders upon adjustment to the conversion price.

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

We will be required to file a registration statement, registering the shares issuable upon conversion of the series G preferred and exercise of the related warrants within thirty days after receiving a written request by the holder or holders of a majority of the shares, however we will have no such obligation at any time before we have a sufficient number of authorized shares of common stock to effect the requested registration.

4.	RESTRUCTURING CHARGES AND RELATED LIABILITIES

During the first quarter of this fiscal year, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. Since then, we have made substantial progress by merging a number of our wholly-owned subsidiaries and consolidating our physical locations, resulting in ongoing operating cost reductions. Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, 22nd Floor, New York, New York, which we have occupied since June 2002. We are in the process of negotiating an agreement to sublease our prior headquarters space at 1835 Market Street, Philadelphia, Pennsylvania. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees. We also reduced our headcount by 50% to 21 employees during the nine months ended December 31, 2003.

In connection with this restructuring, we recorded charges of $1,342,341 during the three and nine months ended December 31, 2003. The charges include severance to be paid to terminated employees, a charge for our remaining lease obligations on the Philadelphia office location, and losses on the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships. The charges are as follows:

Restructuring Charges
Severance costs	$197,083
Lease termination costs	645,917
Loss on disposition and impairment of assets	499,340

Total	$1,342,340

The activity for the three months ended December 31, 2003 in the restructuring liabilities is as follows:

	Beginning Restructuring Liabilities	Additions	Reductions	Ending Restructuring Liabilities
Severance costs	$—	$197,083	$(45,291)	$151,792
Lease termination costs	—	713,209	—	713,209

Total	$—	$910,292	$(45,291)	$865,001

We expect to pay the remaining severance costs within the next six months. The expected lease termination costs will be paid over the remaining lease term expiring in July 2010. In accordance with SFAS No. 146 “Accounting for costs Associated with Exit or Disposal Activities”, we recorded the lease termination liability at its fair value, based on the present value of expected future cash flows, net of estimated sub-rental income. The $67,292 balance of deferred rent on December 31, 2003 that was related to the Philadelphia lease was recorded as a reduction in the lease termination charge.

5.	SHORT-TERM AND LONG-TERM OBLIGATIONS

Investment by SOFTBANK and DFJ ePlanet – Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue notes and warrants to the lenders. The loan agreement was executed by and between Vie, SOFTBANK and DFJ ePlanet.

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

The lenders also had the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into securities of the same class as those issued and sold in any subsequent financing completed during the term of the loan. During October 2003, SOFTBANK and DFJ ePlanet each converted the outstanding principal balance and accrued interest on their notes, or $1,493,333 and $1,062,889, respectively, into 14,933 and 10,629 shares, respectively, of series H preferred.

In connection with the loan agreement, we also issued warrants to purchase 8,928,571 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $0.0448 per share. The warrants will expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes. The remaining unamortized discount of $265,971 was charged to interest expense upon conversion of the notes during the three months ended December 31, 2003. Additionally, we amortized $51,258 of the discount as interest expense during the nine months ended December 31, 2003 prior to the conversions, and we recorded interest expense of $12,222 and $108,222 at the contractual rate of 8% during the three- and nine-month periods, respectively, ended December 31, 2003.

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

Since the Innovations note was convertible into shares of our common stock at a rate of $0.05158 per share, and the market price of our common stock was $0.17 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $136,364 and $409,092 as interest expense during the three- and nine-month periods, respectively, ended December 31, 2003. Also during the three- and nine-month periods ended December 31, 2003, we accrued the contractual interest at a rate of 7.5%, or $51,136 and $153,408, respectively, on the Innovations note.

On June 18, 2003, Innovations converted $154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 2,996,229 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash. The note is reflected on the December 31, 2003 consolidated balance sheet net of the remaining unamortized discount of $1,828,788, plus the accrued interest of $132,534.

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

RGC Bridge Loan and Exchange Agreement – Secured Note

On April 11, 2002, we entered into a securities exchange agreement with RGC International Investors, LDC (RGC) pursuant to which RGC exchanged its 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 9 million shares of our common stock at an exercise price of $0.0448 per share, subject to customary anti-dilution adjustments. The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and we amortized $74,250 and $222,750 of the discount as interest expense during the three- and nine-month periods, respectively, ended December 31, 2003. Also during the three- and nine- month periods ended December 31, 2003, we recorded contractual interest of $89,098 and $267,294, respectively, on the 9% note. During the nine months ended December 31, 2002, we amortized $192,225 of the discount as interest expense and contractual interest expense of $40,477 on the 9% note prior to the exchange, and $230,922 on the 7.5% note after the exchange. The note is reflected on the December 31, 2003 consolidated balance sheet net of the remaining unamortized discount of $698,775, plus the accrued interest of $587,312.

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

6.	RELATED PARTY TRANSACTIONS

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

As of October 31, 2003, SOFTBANK’s series H preferred holdings entitle it to 40% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK also invests in Innovations, which controls 88% our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

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

As of October 31, 2003, DFJ ePlanet’s series H preferred holdings entitle it to 21% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. DFJ ePlanet also invests in Innovations, which controls 88% of our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

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

The holders of series H preferred are entitled to cumulative cash dividends at an annual rate of 8%; provided, however, that if we make the first valid filing of relevant documentation with the Securities and Exchange Commission by February 29, 2004 to effect a reverse stock split or take such other corporate action, in each case to create a sufficient number of authorized shares of our common stock to permit the full conversion of all outstanding shares of Series H Preferred, then the 8% cumulative cash dividend on the Series H Preferred will not accrue or cumulate, and the holders of the Series H Preferred will have no right or entitlement thereto, for the period from September 30, 2003 until but not including June 1, 2004. If we do not have a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the Series H Preferred on or prior to September 15, 2004, the Series H Preferred will become participating preferred stock, entitling the holders upon a liquidation of the Company to receive the liquidation preference of such stock and to share ratably in any distributions received by our common stockholders on an as-converted basis.

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

Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue subordinated convertible notes and warrants to purchase shares of our common stock. The loan agreement was executed by and between Vie and SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP (SOFTBANK), and Draper Fisher Jurvetson ePlanet Ventures L.P., Draper Fisher Jurvetson ePlanet Partners Fund, LLC, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG (DFJ ePlanet).

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

As of December 31, 2003, Innovations owned approximately 88% of our outstanding shares of common stock. Assuming conversion of the note issued to Innovations, Innovations would own approximately 89% of our common stock. Innovations is currently entitled to 26% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock.

Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also the Chief Executive Officer of OptiMark Holdings, Inc. and OptiMark, Inc. OptiMark, Inc. is a wholly-owned subsidiary of OptiMark Holdings, Inc. and is also the parent company of OptiMark Innovations, Inc. Mr. Warshaw is paid a base salary and a guaranteed bonus by OptiMark, Inc. We reimbursed OptiMark, Inc. for the portion of Mr. Warshaw’s base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through December 31, 2002, we reimbursed OptiMark, Inc. $137,261 related to Mr. Warshaw’s compensation. We entered into an employment agreement with Mr. Warshaw effective September 15, 2002, whereby we also granted him 4,755,528 stock options at an exercise price of $0.08. The options became fully vested upon the employment of Dean Stamos, our current Chief Executive Officer, on October 9, 2002.

In December 2002, we purchased computer equipment and consulting services related to development of the VWAP trading system software from OptiMark, Inc. for a total price of $241,126. We also entered into a services agreement with OptiMark, Inc. on January 1, 2003, whereby we provide office space and certain technology and communications support personnel to OptiMark, Inc. and OptiMark, Inc. provides to us certain administrative support personnel. We owed a balance of $34,529 to OptiMark, Inc. for the computer equipment, consulting services and the net amount payable to OptiMark, Inc. under the services agreement as of December 31, 2003.

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

Separation Agreement with Fred S. Weingard

We entered into a separation agreement with Fred S. Weingard, effective July 18, 2003. As consideration for Mr. Weingard’s release of claims and certain non-solicitation, non-competition and non-disclosure obligations, Mr. Weingard was entitled to severance payments totaling $110,000, healthcare insurance paid for by us for the three months ending October 31, 2003, and accelerated vesting with respect to 2,377,764 of the options held by Mr. Weingard. We paid $55,000 of Mr. Weingard’s severance on July 31, 2003, and we paid an additional $55,000 in six equal semi-monthly installments from August 15, 2003 through October 31, 2003. Also in accordance with the agreement, the expiration date of his vested options, totaling 7,133,292, was extended from July 15, 2004 to July 15, 2005. The separation agreement releases us from claims related to a March 4, 2003 employment agreement with Mr. Weingard, effective May 18, 2002, which entitled him to (i) an annual salary of no less than $220,000 per year; (ii) the potential for discretionary cash bonuses; (iii) a grant of options to purchase 14,266,584 shares of our common stock under the 2002 Option Plan at an exercise price of $0.08; and (iv) upon termination without cause or his resignation upon constructive termination, accelerated vesting with respect to 1,585,176 of his options, $110,000 in severance pay, and the ability to exercise his vested options for a period of one year after the date of termination.

Separation Agreement with Frederic W. Rittereiser

On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Fredric W. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $150,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii) 4 million shares of our common stock. According to the terms of the separation agreement, Mr. Rittereiser also received healthcare insurance paid by us through May 7, 2003. During the nine months ended December 31, 2002, we recorded a non-cash compensation charge of $720,000 for the value of the shares issued.

Consulting Agreement with Arthur J. Bacci

On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 275,000 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the nine months ended December 31, 2002 for the issuance of these shares.

7.	NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- or nine-month periods ended December 31, 2003 and 2002 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

8.	COMPREHENSIVE LOSS

Total comprehensive loss, which includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, amounted to $3,010,370 and $2,824,060, respectively, for the three months ended December 31, 2003 and 2002, and $7,978,036 and $9,890,648, respectively, for the nine months ended December 31, 003 and 2002.

9.	SUBSEQUENT EVENTS

Stock Option Grants

On January 30, 2004, in recognition of past services in their capacity as directors of Vie, the Board of Directors approved the grant of 3,509,026 stock options to each of the following directors:

Carmine F. Adimando

Jonathan F. Foster

William A. Lupien

Roy S. Neff

Howard J. Schwartz

Robert J. Warshaw

These options were granted on February 3, 2004 and will remain exercisable for a period of ten years in the case of Messrs. Lupien and Warshaw, and until February 17, 2005 in the case of Messrs. Adimando, Foster, Neff and Schwartz, who resigned from the Board of Directors effective February 17, 2004. Such options constitute the sole compensation provided by the Company to the directors for their service to the Company in 2003 as directors and Audit Committee and Special Committee members.

Reverse Stock Split

We filed a preliminary proxy statement with the Securities and Exchange Commission on February 17, 2004 in connection with the proposed amendment of our Certificate of Incorporation to effect a 1-for-100 reverse stock split of our common stock. The terms of our Series H preferred require that by February 29, 2004 we either (i) file a proxy statement with the Securities and Exchange Commission to enable us to effect a reverse stock split of our common stock or (ii) take other corporate action, in each case to create a sufficient number of authorized shares of our common stock to permit the full conversion of all outstanding shares of Series H convertible preferred stock. If we accomplish either, dividends in respect of the Series H preferred will neither accrue nor cumulate for the period from September 30, 2003 until but not including June 1, 2004. If we do not have a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the Series H preferred on or prior to September 15, 2004, the Series H preferred will become participating preferred stock, entitling the holders upon a liquidation of the Company to receive the liquidation preference of such stock and to share ratably in any distributions received by our common stockholders on an as-converted basis.

Under Delaware law, adoption of the reverse stock split amendment requires the affirmative vote of the holders of a majority of the outstanding common and preferred voting stock. Under the certificates of designations for our Series G preferred and our Series H preferred, holders of our Series G preferred and our Series H preferred vote together as a single class with holders of our common stock on an as-converted basis. The Series H preferred stock constitutes 60.6% of the aggregate voting stock. Holders of the Series H preferred have entered into an agreement under which they have agreed to vote all of their voting stock in favor of either a reverse stock split or an increase in the number of authorized shares of our common stock sufficient to permit the full conversion of the Series H preferred.

Upon the recommendation of the Company’s special committee of independent directors, adoption of the reverse stock split amendment is conditioned upon the requirement that the holders of a majority of the Minority Shares do not vote against such amendment (the “reverse majority-of-the-minority” condition). “Minority Shares” means outstanding shares of our common stock owned other than by OptiMark Innovations Inc., holders of outstanding shares of our Series G preferred (and the common stock into which such shares are convertible) and holders of outstanding shares of our Series H preferred (and the common stock into which such shares are convertible). This voting condition was imposed upon the recommendation of the special committee to permit the holders of a majority of the Minority Shares to determine whether the reverse stock split will occur by enabling them to affirmatively vote against such transaction. These devices were imposed at the request of the special committee to provide holders of the Minority Shares with rights to which they would not otherwise have been entitled.

Upon the further recommendation of the special committee, even if the holders of a majority of the Minority Shares do not affirmatively vote against the reverse stock split amendment and such amendment otherwise is approved by the vote of a majority of the voting stock, all fractional shares resulting therefrom will be rounded up to the nearest whole share and, accordingly, all holders of record of our common stock immediately prior to the effective date of the reverse stock split will remain holders of record of at least one whole share immediately following the reverse stock split. In other words, if the reverse stock split amendment is adopted, every stockholder of record immediately prior to the effective date of the reverse stock split will continue to be a stockholder in the Company.

Holders of our Series H preferred stock have agreed that if the reverse stock split amendment is not approved for any reason, they will take action by written consent to amend our Certificate of Incorporation to increase our authorized shares of common stock to a number that is at least sufficient to permit the conversion of our Series H preferred and the conversion or exercise of all other currently outstanding shares of preferred stock, options, warrants and notes convertible for, or entitling their holders to purchase, shares of our common stock.

At the Annual Meeting of Stockholders of the Company held on September 18, 2003, stockholders approved a one-for-two reverse stock split of our common stock. The one-for-two reverse stock split was never effectuated. The one-for-two reverse stock split would not have generated a sufficient number of shares of common stock available for issuance in connection with the Company’s issuance of Series H Preferred on September 30, 2003 and October 9, 2003, which funding was not contemplated at the time the one-for-two reverse stock split was approved and recommended by the Board of Directors. The 1-for-100 Reverse Stock Split is in lieu of, and not in addition to, the one-for-two reverse stock split.

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

Our current product offering consists of volume-weighted average price (VWAP) and other trade execution services which we provide through our broker-dealer subsidiary Vie Securities, LLC.

On September 15, 2003 we withdrew our broker-dealer registration with the Securities and Exchange Commission for our broker-dealer subsidiary, Vie Institutional Services, Inc., and we withdrew its memberships with the NASD and the Philadelphia Stock Exchange. We retained the customers of Vie Institutional Services by establishing account relationships with those customers through Vie Securities LLC, which is now our sole operating entity. The decision to concentrate all of our broker-dealer operations in one entity has enabled us to concentrate our capital resources and eliminate infrastructure redundancies that existed in our prior organizational structure. Further, during the three months ended December 31, 2003, we merged Vie Institutional Services and REB Securities, Inc. into their parent company, Universal Trading Technologies Corporation to further simplify our corporate organizational structure.

Vie Securities began operating in July 2000 as broker-dealer registered with the Philadelphia Stock Exchange. In September 2002, Vie Securities received approval to operate as a member of the NASD. Vie Securities provides liquidity for block trades to our buy-side institutional clients and broker-dealer customers. We anonymously match customers’ orders with liquidity from various sources, thereby protecting our client trade information. Our trading products include Limit VWAP, Point-to-Point VWAP, Best Efforts VWAP and other program trade execution products, including our Execution through Statistical Prediction (Vie ESP). We expect the added value of our intelligent systematic program trading tools will become an attractive addition to our “flagship” VWAP products, and we anticipate a larger percentage of our revenues to be derived from these offerings as we continue to grow. We collect commissions from our customers and pay fees to our liquidity partners and trade execution venues on a per share basis.

In May 2003, we began implementing a plan to streamline our corporate structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. We continued to make substantial changes to our business operations during the three months ended December 31, 2003, including consolidating our broker-dealer operations into one entity effective September 15, 2003. Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, in New York, New York. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees. We also reduced our headcount by 50% to 21 employees during the nine months ended December 31, 2003. We have secured additional liquidity partners, resulting in lower costs, more competitive pricing in our product offering, and increased trading volumes from both existing and new customers during the three months ended December 31, 2003.

In September and October 2003, we raised an aggregate of $5 million through the issuance of our series H convertible preferred stock. On September 30, 2003, we issued shares of our series H preferred for an aggregate of $3.5 million to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK). On October 9, 2003, we issued additional shares of series H preferred for an aggregate of $1.5 million to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), on the same terms as the series H preferred shares issued to SOFTBANK. Also on October 9, 2003, DFJ ePlanet converted the $1,062,889 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into shares of series H preferred, and on October 29, 2003, SOFTBANK converted the $1,493,333 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into shares of series H preferred. As a result of these transactions, SOFTBANK and DFJ ePlanet are entitled to 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK and DFJ ePlanet are also investors in Innovations, which controls approximately 88% of our outstanding common stock and 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

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

Critical Accounting Policies

Revenue Recognition

Revenues earned during the nine months ended December 31, 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, our net loss for the three and nine months ended December 31, 2003 would have been increased by $610,891 and $2,439,639, respectively.

Results of Operations

For the Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

We incurred a net loss from continuing operations totaling $3,009,980, or $0.00 per share, for the three months ended December 31, 2003, compared to $2,823,939, or $0.00 per share, for the three months ended December 31, 2002. The increase in net loss is a result of a $98,949 decrease in the loss from operations, despite a $1,342,341 restructuring charge in the current period, and an aggregate increase in non-operating expenses of $284,990.

Revenues totaled $2,208,800 for the three months ended December 31, 2003, and $830,119 for the three months ended December 31, 2002. The increase in revenues is primarily a result of an increase in the aggregate number of shares executed on behalf of customers during the three months ended December 31, 2003, partially offset by a decrease in the average commission rate. Our top customer generated approximately 15% of the revenues during the three-month period ended December 31, 2003. Approximately 55% and 13%, respectively, of the revenues during the three-month period ended December 31, 2002 were from transactions with two customers. The increase in the number of shares traded during the three months ended December 31, 2003 compared to the same period last year is a result of new customer acquisitions and additional product offerings during the current year period.

Salaries and employee benefits decreased 39.4% to $863,004 for the three-month period ended December 31, 2003 from $1,423,891 for the three-month period ended December 31, 2002. The decrease is primarily due to salary reductions and a decrease in the number of employees. During the three-month periods ended December 31, 2003 and 2002, we employed an average of 23 and 42 employees, respectively, including those participating in the furlough programs. This decrease in the number of employees was part of our plan to reduce operating expenses, and was a result of our view that employee head count and related costs were too high in relation to the level of revenues that were being generated. It should be expected that we will add employees in the near term as necessary in response to the growth of our business, in terms of customer acquisitions and revenues.

Professional fees decreased 24.3% to $278,947 during the three months ended December 31, 2003 from $368,678 during the three months ended December 31, 2002. The decrease was a result of consulting and recruiting expenses incurred in the period last year that were not incurred during the current year period, partially offset by an increase in legal fees in the current period. During the three months ended December 31, 2002, we paid $122,622 in consulting fees to OptiMark for development of software related to our VWAP trading system and we paid recruiting costs of $31,286 related to the hiring of our CEO. We incurred approximately $196,000 in legal fees during the three months ended December 31, 2003 compared to approximately $96,000 in legal fees during the three months ended December 31, 2002 as a result of funding transactions and the proposed reverse stock split in the current period.

Brokerage, clearing and exchange fees increased to $1,256,986 for the three months ended December 31, 2003 from $403,900 for the three months ended December 31, 2002. This increase in transaction costs reflects the increase in shares executed on behalf of our customers during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. A significant component of brokerage, clearing and exchange fees are the fees we pay to third parties to provide liquidity for our customers’ orders. We used a combination of these liquidity partners and our trading algorithms to provide liquidity for our customer’s orders during the three months ended December 31, 2003. Although we have negotiated lower transaction fees with these liquidity partners and with other vendors for clearing and execution services, we have also begun to increase the portion of our risk-based order flow we send to our liquidity partners. As a result, we expect these variable fees to increase as our revenues derived from risk-based trading increase.

Depreciation for the three-month period ended December 31, 2003 decreased 67.1% to $68,698 from $208,750 for the three-month period ended December 31, 2002, primarily as a result of the write-off of assets in connection with our restructuring as well as a portion of our assets becoming fully depreciated during the current period. Capital expenditures were $26,178 and $107,732 for the three months ended December 31, 2003 and 2002, respectively.

We recorded a loss on principal trading activities of $165,939 and $114,522 during the three months ended December 31, 2003 and 2002, respectively. The increase in the trading loss during the three months ended December 31, 2003 reflects the use of our trading algorithms to provide liquidity to our customers. We provided liquidity at the VWAP to our customers during the period by using a combination of liquidity partners and our proprietary trading algorithms. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the fees we pay to the liquidity partners, which is a component of brokerage, clearing and exchange fees on our statements of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithms and the prices we guarantee our customers. In an effort to reduce our cost of providing liquidity, including these trading losses, we began sending a substantial portion of our order flow to liquidity partners in June 2003. We expect to continue to utilize a mix of liquidity partners and proprietary or licensed trading algorithms over the next fiscal year. This mix allows us to have a greater degree of control over risk and, consequently, have more consistent profit margins than experienced in the past.

Selling, general and administrative expenses totaled $613,309 and $789,751 for the three months ended December 31, 2003 and 2002, respectively. The 22.3% decrease is primarily a result of a decrease in insurance premiums and rent and occupancy costs. Insurance premiums decreased approximately $88,600 or 35% as a result of an additional one-year directors’ and offers’ run-off policy that was purchased last year to cover the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 2002. No such policy was purchased in the current year period. Rent and occupancy costs decreased approximately $26,000 and telephone and related communications costs decreased approximately $38,000 in the current period as a result of consolidating our Philadelphia and New York offices.

In connection with the relocation of our offices from Philadelphia to New York, we recorded restructuring charges of $1,342,341 during the three months ended December 31, 2003. The charges include $197,083 in severance to be paid to terminated employees, $645,917 related to our lease obligations on the Philadelphia office location, and $499,340 related to the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships.

Interest income decreased to $1,749 for the three months ended December 31, 2003 from $8,380 for the three months ended December 31, 2002, as a result of the lower average cash and cash equivalents balances.

Interest expense of $631,305 for the three months ended December 31, 2003 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations on May 7, 2002, $163,348 related to the secured note with RGC, and $278,193 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities. Interest expense of $351,972 for the three months ended December 31, 2002 was comprised primarily of $187,500 related to the secured convertible note that we executed with Innovations, and $163,348 related to the secured note with RGC (see “Notes to Unaudited Consolidated Financial Statements”).

For the Nine months Ended December 31, 2003 Compared to the Nine months Ended December 31, 2002

We incurred a net loss from continuing operations totaling $7,977,626, or $0.01 per share, for the nine months ended December 31, 2003, compared to $9,890,648, or $0.02 per share, for the nine months ended December 31, 2002. The decrease in net loss is a result of a $2,123,037 decrease in the loss from operations, partially offset by an aggregate increase in non-operating expenses of $210,855.

Revenues totaled $6,937,589 for the nine months ended December 31, 2003, and $1,668,061 for the nine months ended December 31, 2002. The increase in revenues is primarily a result of an increase in the aggregate number of shares executed on behalf of customers during the nine months ended December 31, 2003. Our top three customers generated approximately 25% and 10%, respectively, of the revenues during the nine-month period ended December 31, 2003. Approximately 66% and 11%, respectively, of the revenues during the nine-month period ended December 31, 2002 were from transactions with two customers. The increase in the number of shares traded during the nine months ended December 31, 2003 compared to the same period last year is a result of new customer acquisitions and additional product offerings during the current year.

Salaries and employee benefits decreased 19.1% to $3,347,881 for the nine-month period ended December 31, 2003 from $4,137,918 for the nine-month period ended December 31, 2002. The decrease is primarily due to salary reductions and a decrease in the number of employees. During the six-month periods ended December 31, 2003 and 2002, we employed an average of 30 and 42 employees, respectively, including those participating in the furlough programs. This decrease in the number of employees was part of our plan to reduce operating expenses, and was a result of our view that employee head count and related costs were too high in relation to the level of revenues that were being generated. It should be expected that we will add employees in the near term as necessary in response to the growth of our business, in terms of customer acquisitions and revenues

Professional fees decreased 33.2% to $717,749 during the nine months ended December 31, 2003 from $1,074,525 during the nine months ended December 31, 2002. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel costs of approximately $178,000, and a decrease in recruiting expenses of approximately $150,000. Outsourced labor and temporary personnel costs for work on the development of our trading systems, and recruiting fees related to the hiring of our CEO were not incurred this year.

Brokerage, clearing and exchange fees increased to $3,898,539 for the nine months ended December 31, 2003 from $1,151,915 for the nine months ended December 31, 2002. This increase in transaction costs reflects the increase in shares executed on behalf of our customers during the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. We did substantially less business last year as a result of the focus on the close of the Innovations transaction in May 2002 and preparations for the re-launch of our business at that time. A significant component of brokerage, clearing and exchange fees are the fees we pay to third parties to provide liquidity for our customers’ orders. We used a combination of these liquidity partners and our trading algorithms to provide liquidity for our customer’s orders during the nine months ended December 31, 2003. Although we have negotiated lower transaction fees with these liquidity partners and with other vendors for clearing and execution services, we have also begun to increase the portion of our risk-based order flow we send to our liquidity partners while we focus on continuing to improve our algorithms. As a result, we expect these variable fees to increase further as revenues from risk-based trading increase.

Depreciation for the nine-month period ended December 31, 2003 decreased 47.4% to $335,062 from $636,578 for the nine-month period ended December 31, 2002, primarily as a result of the write-off of assets in connection with our restructuring as well as a portion of our assets becoming fully depreciated during the current period. Capital expenditures were $54,289 and $177,849 for the nine months ended December 31, 2003 and 2002, respectively.

We recorded a non-cash compensation charge of $720,000 during the nine months ended December 31, 2002 for the cost of shares issued to Frederic W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

We recorded a loss on principal trading activities of $1,782,513 and $265,866 during the nine months ended December 31, 2003 and 2002, respectively. The increase in the trading loss during the nine months ended December 31, 2003 reflects the use of our trading algorithms to provide liquidity to our customers. We provided liquidity at the VWAP to our customers during the period by using a combination of liquidity partners and our proprietary trading algorithms. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the fees we pay to the liquidity partners, which is a component of brokerage, clearing and exchange fees on our statements of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithms and the prices we guarantee our customers. A combination of factors, including market fluctuations, trading errors and technical and operational issues, resulted in higher than expected trading losses during the first three months of the nine-month period ended December 31, 2003. In an effort to reduce our cost of providing liquidity, including these trading losses, we began sending a substantial portion of our order flow to liquidity partners in June 2003. We expect to continue to utilize a mix of liquidity partners and proprietary or licensed trading algorithms over the next fiscal year. This mix allows us to have a greater degree of control over risk and, consequently, have more consistent profit margins than experienced in the past We engaged in limited principal trading during the nine months ended December 31, 2002 to test our proprietary trading algorithms and provide limited liquidity to our customers.

Selling, general and administrative expenses totaled $1,959,559 and $2,250,351 for the nine months ended December 31, 2003 and 2002, respectively. The 12.9% decrease is primarily a result of an decrease in insurance premiums and marketing and advertising expenses. The $173,000 decrease in insurance premiums resulted from an additional one-year directors’ and offers’ run-off policy that was purchased last year to cover the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 200. No such run-off policy was purchased in the current year period. Marketing and advertising expenses increased approximately $140,000 as a result of the launch of our name change and branding initiative during the nine months ended December 31, 2002. No such costs were incurred during the nine months ended December 31, 2003.

In connection with the relocation of our offices from Philadelphia to New York, we recorded restructuring charges of $1,342,341 during the nine months ended December 31, 2003. The charges include $197,083 in severance to be paid to terminated employees, $645,917 related to our lease obligations on the Philadelphia office location, and $499,340 related to the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships.

Interest income decreased to $9,630 for the nine months ended December 31, 2003 from $44,717 for the nine months ended December 31, 2002, as a result of the lower average cash and cash equivalents balances.

Interest expense of $1,485,147 for the nine months ended December 31, 2003 was comprised primarily of $562,500 related to the secured convertible note that we executed with Innovations on May 7, 2002, $490,044 related to the secured note with RGC, and $425,451 related to the subordinated convertible notes with SOFTBANK and DFJ ePlanet. Interest expense of $1,132,668 for the nine months ended December 31, 2002 was comprised primarily of $485,565 related to the secured convertible note that we executed with Innovations, $423,147 related to the secured notes with RGC and $177,419 related to the short-term note with HK Weaver (see “Notes to Unaudited Consolidated Financial Statements”).

Other expense of $47,793 for the nine months ended December 31, 2003 represents a loss on the disposal of computer equipment in our majority-owned subsidiary, Ashton Technology Canada, Inc. On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under our agreement to introduce a VWAP trading system as a facility of the exchange. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange. (see Part II, Item 1. “Legal Proceedings.”)

Equity in loss of affiliates amounted to $1,619 and $233,852 for the nine-month period ended December 31, 2003 and 2002, respectively. The prior year amount is comprised primarily of the $189,653 write off of our equity investment in Kingsway-ATG Asia, Ltd. and the $44,200 write-down of our equity investment in Gomez, Inc.

Liquidity and Capital Resources

At December 31, 2003, we had total assets of $4,684,172 compared to $4,600,065 at March 31, 2003. Current assets at December 31, 2003 totaled $4,159,802 and current liabilities from continuing operations were $1,502,444. To date, we have recognized recurring operating losses and have financed our operations primarily through the issuance of equity securities. As of December 31, 2003, we had an accumulated deficit of $107,445,162 and stockholders’ deficiency of $3,122,853, which raises doubt as to our ability to continue as a going concern. Our plan is to align our ongoing operating costs with expected revenues over the near term to enable us to continue operating until we are able to generate sufficient revenues to fund our operations. There is no assurance however that we will be able to achieve profitability. Our primary initiatives, in addition to the affiliate funding we raised in September and October 2003, have included streamlining our corporate organizational structure, reducing our current operating expenses, and reducing the cost of providing liquidity to our customers with the objective of allowing us greater pricing flexibility and increased revenues.

At December 31, 2003, our principal source of liquidity was cash and cash equivalents of $3,333,035 and receivables from brokers, dealers and other of $595,056, compared to cash and cash equivalents of $2,250,601 and receivables from brokers, dealers and other of $736,306 at March 31, 2003.

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock for gross proceeds of $3.5 million to SOFTBANK. On October 9, 2003, we issued an additional 15,000 shares of series H preferred for an aggregate of $1.5 million to DFJ ePlanet on the same terms as the series H preferred shares issued to SOFTBANK. Each share of series H preferred is convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, which is initially $.005329 per share. In the event that we do not elect to convert the series H preferred shares within one year, the holders would have the right to convert on the same terms as us at any time thereafter. Upon full conversion of the shares of series H preferred held by SOFTBANK and DFJ ePlanet at the initial conversion price, we would be required to issue 656,783,637 and 281,478,701 shares of common stock, respectively.

During the nine months ended December 31, 2003, we also sold 12,013 shares of our series G convertible preferred stock, par value $0.01, and warrants to purchase an aggregate of 15,016,827 shares of our common stock at an exercise price of $0.08 to certain investors for gross proceeds of $1,201,346. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, which is currently $0.005329.

We believe we can fund our operating expenses for at least the next 12 months with our current cash position, including the proceeds from the series G preferred and the series H preferred we sold in the current fiscal year, and cash flows from operations. In May 2003, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. While we believe we will be able to continue operating for the foreseeable near term until we are able to grow revenues to a level that is sufficient to fund our operations, there can be no assurance that our plan will be successful or that our operations will continue.

Included in our cash and receivables balances at December 31, 2003 is approximately $3.1 million that is invested in the net capital of our broker-dealer operations. We believe that our current cost structure and level of net capital are sufficient to allow us to expand our business as planned and to achieve our targeted revenues, however there is no assurance that we will be able to do so. We expect to use a portion of our excess net capital to fund our operations, which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

We may seek to raise additional financing through strategic relationships, which financing could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement. We currently have outstanding convertible securities including debt, preferred stock, options and warrants, all of which may be dilutive to our stockholders, as more fully described below in “Additional Factors That May Affect Future Results”.

Related Party Transactions

We have a number of business relationships, and have entered into a significant number of transactions with related parties, including our controlling stockholders. For more information with respect to these transactions, see Note 6 to the Unaudited Consolidated Financial Statements.

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

Risks Related to Our Financial Condition

We may be unable to continue operating as a “going concern”

We have not realized an operating profit and have experienced significant net operating losses since our inception in 1994. As of December 31, 2003, we have accumulated losses of approximately $107 million. The opinion of our independent auditors on our March 31, 2003 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. In May 2003, we began to reduce the cost of providing liquidity to our customers, reduce our operating expenses and streamline our corporate structure. While we believe the combination of current cash and receivables, cash flows from operations and cost savings from expense reductions should enable us to continue operating for the foreseeable near term until we are able to grow revenues to a level that is sufficient to fund our operations, there can be no assurance that our plan will be successful or that our operations will continue.

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

Most of our revenues were derived from only a few customers

Although our revenues have historically been concentrated among a small number of customers, our customer mix is susceptible to frequent change. Approximately 35% of the revenues earned during the nine months ended December 31, 2003 were from transactions with two customers that each individually comprised greater than 10% of the total revenues for the period. During the three months ended December 31, 2003, neither one of those customers individually comprised greater than 10% of our revenues, yet a third customer comprised approximately 15% of the revenues for the period. We can give no assurance that any of these customers will continue to do business with us, or that we will successfully obtain additional customers. Our arrangements with customers are not contractual, so our customers are free to trade with multiple service providers. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to maintain customers. Further, if we are unable to achieve and maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and operating results.

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

Problems in our relationships with third parties could have an adverse effect on our business and our operating results

We place substantial reliance on our relationships with third parties including liquidity partners, clearing agents, exchanges and other financial intermediaries. Any disagreements with or disruptions in service from these third parties could have a material adverse effect on our business and operating results. We are also exposed to credit risk from third parties that owe us money, securities, or other obligations. Any failure by these third parties to discharge adequately their obligations in a timely manner or any event adversely affecting these third parties could have a material adverse effect on our financial condition and results of operations.

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

We may need additional financing to fund our operations and strategic initiatives

We believe that our cash position should be sufficient to allow us to continue to operate until we are able to generate sufficient revenues to fund our operations. Our cash position as of December 31, 2003 was $3,333,035 and receivables from brokers, dealers and others was $595,056. Included in our cash and receivables balances was approximately $3.1 million which was invested in the net capital of our broker-dealer operations. We believe the current level of net capital is sufficient to allow us to expand our business as planned and to achieve our targeted revenues. We expect to use a portion of our excess net capital to fund our operations which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and operating results.

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

Risks Related to Your Investment in Our Common Stock

Sales of our shares by our principal stockholders or others may depress our stock price

Our principal common stockholder, Innovations, owns 611,703,796 shares of our common stock and has rights to acquire an additional 52,870,757 shares upon conversion of a note. Pursuant to an agreement with Innovations, we may be obligated to register the resale of these shares of common stock under certain conditions. SOFTBANK and DFJ ePlanet also have rights to acquire 1,417,943,746 shares of our common stock upon conversion of the series H preferred and an additional 8,928,571 shares of our common stock upon exercise of warrants. The series G preferred investors also have rights to acquire 225,685,570 shares of our common stock up conversion of the series G preferred and an additional 15,016,827 shares of our common stock upon exercise of warrants. We have certain contractual obligations to register the resale of the shares of common stock issuable upon conversion of the series H preferred and the series G preferred. The future public sale of our common stock by Innovations, SOFTBANK, DFJ ePlanet or the series G preferred holders could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

We are planning to implement a reverse stock split which could adversely affect the market price and liquidity in our common stock and could dilute your ownership

We filed a preliminary proxy statement with the Securities and Exchange Commission on February 17, 2004 in connection with the proposed amendment of our Certificate of Incorporation to effect a 1-for-100 reverse stock split of our common stock. The purposes of the reverse stock split are to create a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the series H preferred and the conversion or exercise of all other existing convertible securities, for future issuances of common stock or convertible securities, and to reduce the number of outstanding shares of common stock to a number that is more comparable with the market capitalization of similar companies in our industry. Upon the recommendation of the Company’s special committee of independent directors, our minority stockholders have been provided rights in connection with the reverse stock split with respect to voting and fractional shares, to which they would not otherwise have been entitled (see Note 9 to the Unaudited Consolidated Financial Statements).

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

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible preferred stock, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

SOFTBANK and DFJ ePlanet hold series H preferred that entitles them to acquire an aggregate of 1,417,943,746 shares upon conversion of their preferred stock, the series G preferred investors are entitled to acquire an aggregate of 225,435,570 shares upon conversion of their preferred stock, and Innovations currently holds a note that entitles it to acquire an additional 52,870,757 shares of common stock upon conversion of the note. In addition, as of December 31, 2003, we have outstanding options and warrants that may be exercised for an aggregate of 225,716,536 shares of common stock. If Innovations, SOFTBANK, DFJ ePlanet or the series G preferred investors exercise their conversion rights to acquire shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

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

Risks Related to Our Management

Recent senior management changes will impact our business direction

Our future success depends upon the experience, skills and working relationship of our management team. Since May 7, 2002, we experienced a complete change in the members of our management team. On October 9, 2002, we hired Dean Stamos to be our new Chief Executive Officer. We have also experienced turnover in the roles of President, Chief Operating Officer and Chief Financial Officer during the current fiscal year. The near-term success of our business will depend on the successful integration and reputation of these members of our management team. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals. Our ability to operate successfully may be jeopardized if we are unable to attract and retain skilled management and personnel to conduct our business.

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

Our principal stockholders may exercise control over all matters submitted to a vote of stockholders and may not act in the interests of our other stockholders

Innovations, SOFTBANK and DFJ ePlanet are entitled to 26%, 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK and DFJ ePlanet are also investors in Innovations. As long as SOFTBANK, DFJ ePlanet and Innovations own a majority of our outstanding common and preferred stock, these entities will collectively be able to elect a majority of our board of directors and control the outcome of any other matter submitted to a vote of our stockholders. Such matters could include:

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

Our trading activities expose our capital to potential losses

We engage in securities trading activities, predominantly through our subsidiary Vie Securities acting as principal. These activities include the purchase, sale or short sale of securities and derivative securities for our own account in order to provide liquidity to our customers at the VWAP. We guarantee our customers the VWAP for specified intervals of time at the time customer orders are executed, or at the beginning of the intervals. We then trade the orders through our proprietary trading algorithms with the intention of achieving the same price we have guaranteed the customer. We realize trading gains or losses to the extent of the difference between the prices we achieve and the prices we guaranteed our customers. These activities are subject to a number of risks including price fluctuations, rapid changes in the liquidity of markets, and trading errors, all of which subjects our capital and our financial condition to substantial risks on a daily basis.

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

If any of our computer and communications systems fail, our business will be adversely affected

Any computer or communications system failure or decrease in our trading support system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results. We currently do not provide our customers with backup trading systems or complete disaster recovery systems.

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

Software “bugs,” errors and malfunctions may expose us to losses

Complex software such as ours often contains undetected errors, defects or imperfections. These bugs could result in service interruptions or other problems for us and our customers. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. In addition, because our products often work with software developed by others, including vendors and customers, bugs in others’ software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors’ products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers. Problems regarding our VWAP trading algorithmss, which we use to provide proprietary trading commitments, could result in material tracking errors and in significant proprietary trading losses.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2003, two former employees filed separate claims against us with the U.S. Department of Labor/ Occupational Safety & Health Administration (DOL). The claims both allege employment practice issues under the Sarbanes-Oxley Act of 2002. On June 12, 2003, we responded to both claims and denied all allegations. Under the Sarbanes-Oxley Act, claimants can file a civil suit if the DOL has not issued a final decision within 180 days of the filing of the complaint. On January 30, 2004, the former employees filed a complaint in the United States District Court for the Eastern District of Pennsylvania. Although we believe the allegations are without merit, the outcome of these proceedings is uncertain. We do not expect a material adverse impact on our financial condition and results of operations as a result of these claims.

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

On October 9, 2003, we sold 15,000 shares of our series H convertible preferred stock, par value $0.01, to certain investors for gross proceeds of $1,500,000 in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from this transaction will be used to fund our operations. For more information on this transaction, see Note 5 to the Consolidated Financial Statements.

On October 9, 2003, DFJ ePlanet converted the outstanding principal balance and accrued interest on its existing subordinated convertible notes, or $1,062,889, into 10,629 shares of our series H convertible preferred stock. On October 29, 2003, SOFTBANK converted the outstanding principal balance and accrued interest on their notes, or $1,493,333, into 14,933 shares of our series H convertible preferred stock. We did not receive any proceeds as a result of either conversion transaction.

ITEM 5.	OTHER INFORMATION

By letter dated February 9, 2004, Messrs. Carmine F. Adimando, Jonathan F. Foster, Roy S. Neff and Howard J. Schwartz delivered to the Company’s Board of Directors their resignation as directors (and, in the case of Messrs. Foster and Adimando, their further resignation as members of the Company’s audit committee (the “Audit Committee”), and in the case of each of Messrs. Adimando, Foster, Neff and Schwartz, their further resignation as members of the Company’s special committee of independent directors (the “Special Committee”)) effective as of 5:00 p.m., New York City time, on February 17, 2004. Messrs. Adimando, Foster, Neff and Schwartz comprised all of the Company’s “independent directors,” as that term is defined in Rule 4200 of the Nasdaq Marketplace Rules (the “Independent Directors”), and Messrs. Adimando and Foster comprised all of the members of the Audit Committee. As a result of such resignations, the Company’s Board of Directors will have no Independent Directors and the Audit Committee will have no members. In view of the Company’s OTC bulletin board and supermajority controlled status, and its consequent assessment of corporate governance practices and requirements at this time, the Company does not presently intend to fill the director vacancies or nominate for election replacement directors following the resignations of Messrs. Adimando, Foster, Neff and Schwartz. The resignations are intended to take effect after the Audit Committee has reviewed and approved for filing with the Securities and Exchange Commission this Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit #	Description*

4.1	Third Certificate of Amendment of the Certificate of Designations of the Series H Convertible Preferred Stock

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

On January 6, 2004, we filed a Current Report on Form 8-K to disclose the appointment of Daniel A. Nole and the resignation of James S. Pak, each as Chief Financial Officer of the Company, and to disclose the filing of the Second Certificate of Amendment of the Certificate of Designations of the Series H Convertible Preferred Stock.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vie Financial Group, Inc.
(Registrant)

Date: February 17, 2004	By:	/s/ DANIEL A. NOLE

Daniel A. Nole
Chief Financial Officer