Form 10-K
period 2004-03-31
VIE FINANCIAL GROUP INC
filed 2004-07-14
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-11747

VIE FINANCIAL GROUP, INC.

Delaware	22-6650372
(State of incorporation)	(I.R.S. ID)

1114 AVENUE OF THE AMERICAS, 22ND FLOOR

NEW YORK, NEW YORK 10036

(212) 575-8200

1835 MARKET STREET, SUITE 420

PHILADELPHIA, PENNSYLVANIA 19103

(215) 789-3300

(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value	OTC Bulletin Board
(Title of class)	(Name of exchange on which registered)

Aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2003:	Number of shares outstanding of the Registrant’s Class of common stock at June 30, 2004:
$7,118,792	21,139,245

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2004 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

VIE FINANCIAL GROUP, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this document constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	our ability to continue as a “going concern”;

•	availability and terms of debt and/ or equity capital to fund our operations;

•	our ability to become profitable;

•	our dependence on arrangements with our clearing firm, external liquidity partners, execution venues and self-regulatory organizations;

•	changes in business strategy or development plans;

•	our dependence on proprietary and third-party technology and demand for such technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	industry trends;

•	our ability to broaden our customer mix;

•	competition;

•	our ability to expand existing markets and develop new markets for our products;

•	our ability to develop intended future products;

•	availability and retention of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other risk factors referred to in this Form 10-K under the heading “Additional Factors That May Affect Future Results”.

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

PART I

ITEM 1.	BUSINESS

In this Form 10-K, the terms “Vie,” “we,” “our” and “us” refer to Vie Financial Group, Inc. and its subsidiaries, unless the context suggests otherwise.

Overview of Our Business

Vie Financial Group, Inc. and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. Our sophisticated proprietary trading algorithms and licensed trading technology enable us to deliver superior trade execution quality while considerably reducing information leakage. Our objective is to provide our clients with high-performance trading that is fast, efficient and nearly invisible to the market.

Our subsidiaries include Vie Securities, LLC, Universal Trading Technologies Corporation, Electronic Market Center, Inc., and Ashton Technology Canada, Inc.

Our current product offering consists of various trade execution services that we provide through our broker-dealer subsidiary Vie Securities, LLC. We offer a suite of proprietary algorithms designed to minimize market impact, provide our customers an anonymous presence in the marketplace, and achieve various benchmarks including, but not limited to, the volume-weighted average price (VWAP).

Vie Financial Group, Inc. was formed as a Delaware corporation in 1994. Vie’s subsidiary Universal Trading Technologies Corporation (UTTC) was incorporated in February 1995 with the business objective of designing, developing and utilizing products for the securities trading market. In September 1995, UTTC entered into an agreement with the Philadelphia Stock Exchange to employ its Universal Trading System (later renamed eVWAP) as a facility of the Exchange through its subsidiary REB Securities. eVWAP was a fully automated system that permitted market participants to trade eligible securities before the market open at the volume-weighted average price for the day. The VWAP is a widely accepted benchmark used by broker-dealers and institutional traders, and is derived from adding up the dollars traded for each transaction during a specified interval of time and then dividing by the total shares traded during the interval. In August 1999, we launched eVWAP, which was our primary product offering through the fiscal year ended March 31, 2002. Our last trade through the eVWAP system was in March 2002, and we mutually agreed with the Philadelphia Stock Exchange not to seek an extension of the eVWAP pilot facility on November 29, 2002 in order to focus on the business we now operate through Vie Securities.

We began operating Vie Securities in July 2000 as a broker-dealer and a member of the Philadelphia Stock Exchange. In September 2002, Vie Securities received approval to operate as a member of the NASD. Effective September 2003, Vie Securities is our sole operating entity. Vie Securities provides liquidity for block trades to our buy-side institutional clients and broker-dealer customers. We anonymously match customers’ orders with liquidity from various sources, thereby protecting our client trade information. Our trading products include Limit VWAP, Point-to-Point VWAP, Best Efforts VWAP, and other program trade execution products, including our new RapidEx product. We have added intelligent systematic program trading tools to our “flagship” VWAP products, and we expect the percentage of our revenues derived from these offerings to increase in the next fiscal year. We collect commissions from our customers and pay execution fees to our liquidity partners and trade execution venues on a per-share basis.

Prior to September 2003, Vie Institutional Services, Inc., a subsidiary of UTTC, served our buy-side institutional customers, while Vie Securities served our broker-dealer customers. On September 15, 2003, we withdrew our broker-dealer registration with the Securities and Exchange Commission for Vie Institutional Services and we withdrew its memberships with the NASD and the Philadelphia Stock Exchange. We retained the customers of Vie Institutional Services by establishing account relationships with those customers through Vie Securities, LLC. The decision to concentrate all of our broker-dealer operations in one entity has enabled us to concentrate our capital resources and eliminate infrastructure redundancies that existed in our prior organizational structure. Further, during the fiscal year ended March 31, 2004, we merged Vie Institutional Services and REB Securities, Inc. into their parent company, UTTC to further simplify our corporate organizational structure.

During the fiscal year ended March 31, 2004 our three largest customers, including a hedge fund, a market maker, and a broker-dealer, accounted for approximately 21%, 9% and 8%, respectively of our revenues, or a total of approximately 37.5% of our revenues. Our top three customers for the fiscal year ended March 31, 2003 accounted for a total of approximately 65% of the revenues during that year, and two of those customers were also in the top three customers for the fiscal year ended March 31, 2004. Our customer base is susceptible to frequent change. Because our customer arrangements are not contractual, customers are free to trade with multiple service providers. Further, there is intense competition in the market for algorithmic trade execution services. Because our customers trade with us at will, and their relationship with us can be terminated at any time, we have no control over whether our current customers will continue to do business with us. Although our customer base continues to become less concentrated as our revenues increase, if we are unable to maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and results of operations.

In September and October 2003, we raised an aggregate of $5 million through the issuance of our series H convertible preferred stock. On September 30, 2003, we issued shares of our series H preferred for an aggregate of $3.5 million to SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK). On October 9, 2003, we issued additional shares of series H preferred for an aggregate of $1.5 million to Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), on the same terms as the series H preferred shares issued to SOFTBANK. Also on October 9, 2003, DFJ ePlanet converted the $1,062,889 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into shares of series H preferred, and on October 29, 2003, SOFTBANK converted the $1,493,333 of outstanding principal and accrued interest on their subordinated convertible notes issued in December 2002 into shares of series H preferred. As a result of these transactions, SOFTBANK and DFJ ePlanet are entitled to 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK and DFJ ePlanet are also investors in OptiMark Innovations, Inc. a Delaware corporation that controls approximately 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock. Pursuant to an Investors’ Rights Agreement, Innovations has the right to approve certain significant corporate matters such as (i) the issuance of additional shares of common stock; (ii) the repurchase or redemption of our securities; (iii) a merger, consolidation, or sale of substantially all of our assets; or (iv) our involvement in any business other than our current line of business.

On April 8, 2004, our stockholders voted to amend our certificate of incorporation to authorize a 1-for-100 reverse split of our common stock. We completed the reverse split on April 20, 2004. The purposes of the reverse stock split were to create a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the series H preferred and the conversion or exercise of all other existing convertible securities, for future issuances of common stock or convertible securities, and to reduce the number of outstanding shares of common stock to a number that is more comparable with the market capitalization of similar companies in our industry. On April 21, 2004, all of the shares of series H preferred were converted into 14,179,437 shares of common stock. All common share and per share numbers in this document have been restated to reflect the reverse split.

We have recognized recurring operating losses since our inception and have financed our operations primarily through the issuance of debt and equity securities. As of March 31, 2004, we had an accumulated deficit of $111,531,101 and stockholders’ deficiency of $4,647,497, which raises doubt as to our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

Our principal executive offices are at 1114 Avenue of the Americas, 22nd Floor, New York, New York 10036. Our telephone number is (212) 575-8200. Our website is www.viefinancial.com. Information on our website does not constitute part of this document.

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

On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under the June 7, 2000 agreement to introduce the eVWAP trading system. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange. The arbitration claim states that Ashton Canada designed, developed and was prepared to deploy eVWAP as a facility of the primary Canadian exchange when the Toronto Stock Exchange circumvented the deployment of eVWAP without proper excuse. The Ashton Canada arbitration claim was filed in Toronto, Ontario and seeks substantial damages. On August 22, 2003, the Toronto Stock Exchange filed a counterclaim against Ashton Canada seeking specific performance of the integration agreement, or in the alternative, a declaration that it is entitled to terminate the agreement without penalty. The arbitration case began in May 2004, and closing arguments were submitted to the arbitrator in June 2004.

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

Products and Services

Our primary source of revenues during the three fiscal years ended March 31, 2004 has been our flagship VWAP product line. We believe VWAP has worldwide recognition as a benchmark used by broker-dealers and buy-side institutions to measure traders’ performance. VWAP is derived from adding up the dollars traded for each transaction during a specified interval of time and then dividing by the total shares traded during the interval. Our VWAP products were developed to help our customers meet this widely accepted yet difficult to achieve benchmark. Our VWAP products include the following:

•	Full-Day VWAPSM

With Full-Day VWAP, traders can execute large transactions prior to market open and lock in the VWAP for their buy and sell orders. This product permits short sales that are exempt from the SEC’s up-tick rules for a large group of listed securities.

•	Limit VWAPSM

This unique and flexible product significantly reduces trade execution risk by allowing customers to achieve limit order protection and anonymity for large blocks that are incrementally filled using VWAP tracking algorithms. With Limit VWAP, a customer can place an order to buy at the VWAP benchmark without exceeding a price specified by the buyer in advance. Conversely, the Limit VWAP also allows a customer to sell at the VWAP benchmark without going below a pre-specified price. Limit VWAP is designed not to go outside of the boundaries of the customer’s price.

•	Point-to-Point VWAPSM

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

•	Best Efforts VWAPSM

Best Efforts VWAP uses our proprietary and licensed VWAP trading algorithms to achieve pricing that closely tracks the volume weighted average price. Best efforts orders have a cancellation feature and receive the composite price achieved over the specified interval.

In addition to VWAP-based trading, we offered the following trade execution services during the fiscal year ended March 31, 2004:

•	RapidExSM

This direct access service enables clients to trade NYSE, Nasdaq and AMEX stocks on a single platform, offering a connection to multiple liquidity sources. We accept these orders via a FIX connection, e-mail, FTP, fax and phone.

•	Market on OpenSM (MOO) and Market on CloseSM (MOC)

For program and quantitative traders who need to trade large baskets of securities, including Nasdaq issues, at the opening or closing price, we offer MOO and MOC, which guarantee the beginning-of-day opening price or the end-of-day closing price on orders received within specified time parameters.

•	PairsSM

This strategy allows traders to employ market neutral trading strategies by trading highly correlated stock and acting upon their convergence or divergence.

Since the beginning of 2004, we have increasingly focused on bringing electronic trade execution algorithms to institutional clients. As awareness has increased among institutional investors of the benefits of algorithmic “low-touch” trading methods, we have seen the beginning of a race among institutional brokerages to provide such low-touch trading services. These services enable investors to not only tap most markets directly, but to also form automated buy and sell strategies that create minimal market impact, without the type of human interaction that has driven trading for decades.

The value proposition for algorithmic trading performance lies in the various proprietary trading methods employed by brokerage firms. These strategies track a wide range of current, historical and long- and short-term investment data to develop their electronic trading algorithms. In addition to RapidExSM, we have added the following products to compete in this space:

•	Orders using Statistical Price Predictive MethodsSM:

An algorithmic stock-specific, multi-factor and multi-venue model based on historical data. When conditions are predicted to be favorable for short-term movement in the trade direction, the model opens the trading “window”. The model closes the window and cancels all open orders when direction is predicted to be unfavorable.

•	10b-18 AlgorithmSM:

An algorithm that is designed to accommodate corporate repurchases and that complies with regulatory requirements applicable to corporate repurchases.

•	Post-Trade Performance MeasurementSM:

Through our collaboration with a highly regarded market impact measurement service, we provide our clients with a customer-specific trade performance report. We expect to realize both customer relationship benefits, in a market where customers are increasingly focused on execution quality, and benefits in monitoring our own execution performance.

We are in limited production with all of these products and services and are beginning to recognize revenue from each of them during the first quarter of the fiscal year ending March 31, 2005.

Competition

The algorithmic trade execution and analysis services that we offer compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading, trade order management systems and financial information services. We also compete with various national and regional securities exchanges and execution facilities, alternative trading systems, electronic crossing networks and other share matching systems for trade execution services. The marketplace for algorithmic and VWAP execution products and services has become highly competitive with the increasing customer demand for these products. Customers demand confidentiality and competitive trade execution quality and commission rates. Our key customer mix is susceptible to constant change as a result of customers’ sensitivity to commission rates, their willingness to engage multiple service providers, and the non-contractual nature of our relationships with customers.

We believe the factors that distinguish our products from those of our competitors include high fill rates, minimal market impact, anonymity, quality of trade execution and pricing, and client service. We provide a real alternative to the traditional and proprietary brokerage relationships; we execute orders on behalf of clients, and we act as principal only to guarantee clients the VWAP. We do not hold securities positions and we do not trade for our own account. This eliminates an inherent conflict of interest that we believe will become an influencing factor as regulatory, audit, compliance and ethical standards increase due to recent corporate abuses, declining institutional fund performance and an overall difficult economic climate. We are beginning to gain access to large firms that previously would not have considered doing business with a firm of our size as a result of recent broad acceptance of algorithmic executions. We believe firms that provide the best services will attract the business, regardless of size. Finally, our network of clients and liquidity partners enables us to match buyers and sellers, giving us the ability to offer higher fill rates than many of the alternative trading systems that we compete with and to work large orders anonymously to prevent client orders from negatively impacting market price.

Although we feel our products offer improved trading performance, flexibility and other benefits, there is no assurance that our products will adequately address all the competitive criteria in a manner that results in a competitive advantage.

Regulation

Government Regulation

As a registered broker-dealer, Vie Securities is subject to significant government regulation, under both federal and state laws, as well as the rules of several self-regulatory organizations, or SROs. The SEC is primarily responsible for the administration of the federal securities laws, while SROs are responsible for the day-to-day regulation of their broker-dealer members. The SEC and SROs are also charged with protecting the interests of the investing public and the integrity of the securities markets. Vie Securities is subject to regulation by the SEC and the NASD with respect to all aspects of the securities business, including sales practices, record keeping, capital structure, and conduct of directors, officers and employees. The SEC, SROs and state securities commissions may conduct periodic examinations of broker-dealers, which can result in censures, fines, orders to cease and desist, or the suspension of broker-dealers, their officers or employees. The principal purpose of these regulations is to protect clients of broker-dealers and the securities markets, rather than to protect the creditors and stockholders of the broker-dealers.

Net Capital Requirement and Market Risk

As a registered broker-dealer, Vie Securities is also subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form to promptly satisfy the claims of customers if the broker-dealer goes out of business. If our broker-dealer fails to maintain the required net capital, the SEC, and/or NASD may impose regulatory sanctions, which may include suspension or revocation of our broker-dealer license. Also, a change in the net capital rules, the imposition of new rules or any unusually large charge against our broker-dealer affiliate’s net capital could limit our operations. A significant operating loss or any unusually large charge against our broker-dealer affiliate’s net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and results of operations. Also, these net capital requirements limit our ability to transfer funds from our broker-dealer affiliate to Vie Financial Group.

We have elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 31, 2004, Vie Securities had net capital of $2,100,873, of which $2,000,873 was in excess of required net capital.

Vie Securities engages in principal trading activities in order to guarantee the VWAP on certain customer orders, which may include the purchase, sale or short sale of securities and derivative securities. These activities are subject to a number of risks including price fluctuations and rapid changes in the liquidity of markets, all of which subjects the capital of Vie Securities to substantial risks.

Proprietary Intellectual Property Rights

Our success is dependent, in part, upon our proprietary intellectual property. We generally protect these property rights as trade secrets through employee and third party confidentiality and non-disclosure agreements, license agreements, and other intellectual property protection methods. We are also exploring protecting our proprietary intellectual property through patents, registered trademarks, and registered copyrights.

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

Although we believe our services and products do not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. Any such assertions by third parties could result in costly litigation, in which we may not prevail. Also, in such event, we may be unable to license any patents or other intellectual property rights from third parties on commercially reasonable terms, if at all. Litigation, regardless of its outcome, could also result in substantial cost and diversion of our already limited resources. Any infringement claims or other litigation against us could materially impact our business, results of operations, and consolidated financial condition.

Employees

As of March 31, 2004, we employed a total of 23 full-time personnel.

Availability of Public Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://www.viefinancial.com. You may also obtain copies of our reports without charge by writing to: Vie Financial Group, Inc., 1114 Avenue of the Americas, New York, NY, 10036, Attention: Investor Relations.

ITEM 2.	PROPERTIES

Effective June 20, 2002, we entered into a three-year sublease for approximately 6,000 square feet of office space at 1114 Avenue of the Americas, 22nd Floor, New York, New York 10036. Effective October 1, 2003, we moved our principal executive offices to this location. Prior to October 1, 2003, this location served our New York-based staff, which included administrative, marketing and technology employees.

On December 23, 1999, we entered into a ten-year lease for approximately 11,000 square feet of office space at 1835 Market Street, Suite 420, Philadelphia, Pennsylvania 19103. This location served as our corporate headquarters prior to October 1, 2003. On June 3, 2004, we entered into an agreement to sublease this space for its entire remaining term.

We also previously leased approximately 1,675 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103, pursuant to a sublease expiring in May 2005; however, we mutually agreed to terminate the sublease effective May 31, 2004. This was previously the principal location for our data center, which is now primarily located at a third-party “co-location” facility in Manhattan at 33 Whitehall Street, New York, New York 10004. We lease the Manhattan data center facility pursuant to a one-year lease agreement expiring in August 2004.

ITEM 3.	LEGAL PROCEEDINGS

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

On June 7, 2000, our subsidiary, Ashton Canada, entered into a written agreement with the Toronto Stock Exchange Inc. for the integration of Ashton Canada’s eVWAP trade match software, equipment and communications facilities with the Toronto Stock Exchange’s continuous auction market for securities. After Ashton Canada had designed and implemented the eVWAP software and assisted the Toronto Stock Exchange in securing all necessary approvals of the Ontario Securities Commission, the Toronto Stock Exchange, without proper justification or excuse, suspended the integration of eVWAP. Thereafter, following failure by the parties to resolve this matter, on June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange seeking damages of US $30 million for breach of contract, interest in the amount for a period as may be determined by the arbitrator, and costs of the arbitration. The arbitration was filed under the Ontario Arbitrations Act. On August 22, 2003, the Toronto Stock Exchange filed a counterclaim against Ashton Canada seeking specific performance of the integration agreement, or in the alternative, a declaration that it is entitled to terminate the agreement without penalty. The arbitration case began in May 2004, and closing arguments were submitted to the arbitrator in June 2004. The outcome of these claims is uncertain at this time.

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

At a special meeting of stockholders held on April 8, 2004, our stockholders approved a proposal to amend our certificate of incorporation to effectuate a 1-for-100 reverse common stock split.

Under Delaware law, adoption of the reverse stock split amendment required the affirmative vote of the holders of a majority of the “Voting Stock”, which, for purposes of the special meeting, is defined as the aggregate number of votes that holders of our common stock, our Series G convertible preferred stock and our Series H convertible preferred stock were entitled to cast at the special meeting. Under the certificates of designations for our Series G convertible preferred stock and our Series H convertible preferred stock, holders of our Series G convertible preferred stock and our Series H convertible preferred stock voted together as a single class with holders of our common stock on an as-converted basis.

Upon the recommendation of the Company’s special committee of independent directors, adoption of the reverse stock split amendment was conditioned upon the requirement that the holders of a majority of the Minority Shares do not vote against such amendment (the “reverse majority-of-the-minority” condition). “Minority Shares” means outstanding shares of our common stock owned other than by OptiMark Innovations Inc., holders of outstanding shares of our Series G convertible preferred stock (and the common stock into which such shares are convertible) and holders of outstanding shares of our Series H convertible preferred stock (and the common stock into which such shares are convertible). This reverse majority-of-the-minority voting condition was implemented upon the recommendation of the special committee to permit the holders of a majority of the Minority Shares to determine whether the reverse stock split would occur by enabling them to affirmatively vote against such transaction.

There were a total of 23,393,504 shares of Voting Stock entitled to vote at the special meeting, which consisted of 22,550,831 Majority Shares (defined as all shares of Voting Stock other than the Minority Shares) and 842,673 Minority Shares. The Reverse Stock Split had to be approved by at least 11,696,752 shares of the Voting Stock. In addition, under the reverse majority-of-the-minority condition, adoption the Reverse Stock Split required that at least 421,337 Minority Shares not vote against the Reverse Stock Split. The number of votes cast for, against or withheld, as well as the number of abstentions was as follows:

	For	Against	Abstain
Majority Shares	21,611,306	—	—
Minority Shares	501,089	16,867	516

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We completed a 1-for-100 reverse split of our common stock on April 20, 2004. All common share and per share numbers in this document have been restated to reflect the reverse split.

The initial public offering of our stock was in May 1996, for 24,725 shares at an offering price of $450 per share. Our common stock trades on the OTC Bulletin Board under the symbol “VIFI”, effective as of April 20, 2004, the date of the reverse split. The following sets forth, by calendar quarter, the range of high and low closing prices per share for the common stock as reported on the OTC Bulletin Board:

	High	Low
2004
First Quarter	$4.00	$1.40

2003
Fourth Quarter	$4.50	$1.10
Third Quarter	$7.00	$2.50
Second Quarter	$18.00	$5.00
First Quarter	$9.00	$3.00

2002
Fourth Quarter	$8.00	$2.00
Third Quarter	$14.00	$4.00
Second Quarter	$24.00	$10.00
First Quarter	$40.00	$14.00

On June 25, 2004, the closing price of the common stock was $0.32. As of March 31, 2004, our common stock was held by 496 stockholders of record.

Since our inception in 1994, we issued eight classes of convertible preferred stock in private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder (See Notes 8 and 9 to the Consolidated Financial Statements).

We have never declared or paid any dividends on our common stock, and we do not anticipate paying any dividends on our common stock at this time.

There were no repurchases of registered equity securities during the last quarter of the fiscal year ended March 31, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Goldstein Golub Kessler LLP, our independent auditors, have audited the financial statements. Net loss per share information has been retroactively restated to reflect our 1-for-100 reverse stock split on April 20, 2004. You should read this data in conjunction with the consolidated financial statements and related notes, contained in Item 8, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7.

	(In thousands, except per share amounts)
	Fiscal Year Ended March 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Total revenues	$8,920	$4,297	$2,489	$225	$3,869
Total expenses	17,152	14,631	13,611	14,881	19,062
Loss from continuing operations	(10,117)	(12,076)	(12,421)	(15,196)	(6,232)
Income (loss) from discontinued operations	(2)	(1)	(1)	(2,596)	—
Gain (loss) on disposal of discontinued operations	—	—	667	(3,146)	—
Net loss	(10,119)	(12,077)	(11,755)	(20,938)	(6,232)
Net loss per common share	$(2.16)	$(1.93)	$(28.76)	$(78.94)	$(31.88)
Weighted average shares outstanding	6,953	6,276	460	294	249

Balance Sheet Data:
Cash and cash equivalents	$2,249	$2,251	$172	$5,529	$15,365
Securities available for sale	—	—	—	1,483	9,906
Receivables - brokers, dealers and other	787	736	—	—	—
Investments in affiliates	—	—	225	141	1,091
Total assets	3,688	4,600	2,787	13,066	31,024
Long-term obligations	6,547	6,954	4,711	4,364	8,000
Total stockholders’ (deficiency) equity	$(4,647)	$(4,040)	$(4,284)	$2,898	$17,163

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and liquidity and capital resources in conjunction with the consolidated financial statements and related notes for the fiscal years ended March 31, 2004, 2003, and 2002, contained in Item 8 of this Form 10-K.

Overview

Vie Financial Group, Inc. and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. Our sophisticated proprietary trading algorithms and licensed trading technology enable us to deliver superior trade execution quality while considerably reducing information leakage. Our objective is to provide our clients with high-performance trading that is fast, efficient and nearly invisible to the market. Our current product offering consists of various trade execution services which we provide through our broker-dealer subsidiary Vie Securities, LLC.

During the fiscal year ended March 31, 2004, our business faced a challenging economic environment as a result of continued pricing pressure and lower levels of portfolio turnover in the U.S. equity markets. In addition to difficult market conditions, 2003 brought an increase in competition from electronic trade execution providers and from traditional broker-dealers. In a year where market volatility reached historic lows, large broker-dealers aggressively used capital to compete for the portfolio trades that are a core component of our revenues. In this environment however, we have managed to increase revenues by 108% as a result of new customer acquisitions and additional product offerings. We have made substantial progress in growing revenues by expanding the trading products we offer to our customers and expanding the universe of securities in which we provide liquidity. We launched four new trading products and implemented several new licensed and proprietary trading algorithms.

In May 2003, we began implementing a plan to streamline our corporate structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. We consolidated our broker-dealer operations into one entity effective September 15, 2003. Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, in New York, New York. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees. We also reduced our headcount by 44% to 23 employees during the fiscal year ended March 31, 2004. We have secured additional liquidity sources and made improvements to our trading algorithms, resulting in lower costs, more competitive pricing in our product offering, and increased trading volumes from both existing and new customers during the current fiscal year.

Despite these recent developments, we have recognized recurring operating losses since our inception and have financed our operations primarily through the issuance of debt and equity securities. As of March 31, 2004, we had an accumulated deficit of $111,531,101 and stockholders’ deficiency of $4,647,497, which raises doubt as to our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

Critical Accounting Policies

Revenue Recognition

Revenues earned during the fiscal years ended March 31, 2004 and 2003 consist of commissions earned on a per share basis from our customers’ use of our trade execution services. During the fiscal year ended March 31, 2002, we generated revenues on a per transaction basis for each share traded through the eVWAP trading system and commission revenue from our customers’ orders executed through our broker-dealer subsidiaries. Our last trade through the eVWAP system was in March 2002, and on November 29, 2002, we mutually agreed with the

Philadelphia Stock Exchange not to seek an extension of the eVWAP pilot facility. Our current line of products is offered directly through our broker-dealer subsidiary Vie Securities. Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. We recorded a non-cash compensation charge of $621,224 during the fiscal year ended March 31, 2004 for options that were granted to directors and an outside advisor at strike prices below the market price of our common stock on the date of grant. If we had elected to recognize compensation cost based on the fair value of all options granted to directors and employees at the grant date as prescribed by SFAS No. 123, our net loss for the fiscal year ended March 31, 2004 would have been increased by $3,050,848.

Results of Operations for the Year Ended March 31, 2004 Compared to the Year Ended March 31, 2003

We incurred a net loss from continuing operations totaling $10.1 million for the fiscal year ended March 31, 2004, compared to $12.1 million for the fiscal year ended March 31, 2003. The decrease in net loss from continuing operations before preferred stock dividends is a result of a $2,102,037 decrease in the loss from operations, partially offset by an aggregate increase in non-operating expenses of $142,550.

Revenues for the fiscal year ended March 31, 2004 increased 107.6% over the fiscal year ended March 31, 2003, primarily as a result of an increase in the aggregate number of shares executed on behalf of customers during the fiscal year ended March 31, 2004, and despite a decrease in the average commission rate per share. The increase in the number of shares traded is mainly a result of new customer acquisitions and additional product offerings during the current fiscal year. Our top three customers generated approximately 21%, 9% and 8%, respectively, of the revenues during the fiscal year ended March 31, 2004. Approximately 33%, 22% and 10%, respectively, of the revenues during the fiscal year ended March 31, 2003 were from transactions with our three largest customers, only two of which are included in the top three customers in the current fiscal year.

Salaries and employee benefits decreased 25.9% to $4,136,741 for the fiscal year ended March 31, 2004 from $5,584,839 for fiscal year ended March 31, 2003. The decrease is primarily due to salary reductions and a decrease in the number of employees. During the fiscal years ended March 31, 2004 and 2003, we employed an average of 29 and 41 employees, respectively, including those participating in the furlough programs. This decrease in the number of employees was part of our plan to reduce operating expenses, and was a result of our view that employee head count and related costs were too high in relation to the level of revenues that were being generated. It should be expected that we will add employees in the near term as necessary in response to the growth of our business, in terms of customer acquisitions and revenues. We also paid approximately $184,000 in sales commissions during the fiscal year ended March 31, 2004, compared to approximately $113,000 during the fiscal year ended March 31, 2003. The substantial decrease in sales commissions as a percentage of revenues is due to a change from guaranteed commission payments in the prior fiscal year to a sales commission structure based on gross profits for each account during the fiscal year ended March 31, 2004.

Professional fees decreased 17.2% to $1,094,701 during the fiscal year ended March 31, 2004 from $1,321,676 during the fiscal year ended March 31, 2003. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel costs of approximately $276,000, and a decrease in recruiting expenses of approximately $150,000. Outsourced labor and temporary personnel costs for work on the development of our trading systems, and recruiting fees related to the hiring of our CEO were not incurred this fiscal year. Legal fees for the fiscal year ended March 31, 2004 increased 34.3% to $736,806 from $548,220 during the fiscal year ended March 31, 2003, mainly due to the Ashton Canada arbitration case, employment matters, the retention of special counsel to our independent board members, each of whom resigned from our board in February 2004, and costs related to the special proxy statement in connection with the reverse stock split.

Brokerage, clearing and exchange fees increased to $4,829,908 for the fiscal year ended March 31, 2004 from $1,856,340 for the fiscal year ended March 31, 2003. This increase in transaction costs reflects the increase in shares executed on behalf of our customers during the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003. A significant component of brokerage, clearing and exchange fees are the fees we pay to third parties to provide liquidity for our customers’ orders. These costs are driven by the number of orders executed by our liquidity partners versus traded through our proprietary algorithms. We relied heavily on these liquidity partners during a substantial portion of the fiscal year, and are now using a combination of these liquidity partners and our trading algorithms to provide liquidity for our customer’s orders. We expect these costs to decline as a percentage of revenues over the next fiscal year as we increase the use of our proprietary trading algorithms.

Depreciation for fiscal year ended March 31, 2004 decreased 59.9% to $355,354 from $886,745 for the fiscal year ended March 31, 2003, primarily as a result of the write-off of assets in connection with our restructuring as well as a portion of our assets becoming fully depreciated during the current fiscal year. Capital expenditures were $76,420 and $182,654 for the fiscal years ended March 31, 2004 and 2003, respectively.

We recorded a non-cash compensation charge of $621,224 during the fiscal year ended March 31, 2004 for the cost of 245,642 stock options that were granted to members of the board of directors and an outside advisor to the company on February 3, 2004. The options were granted with strike prices below the market value of our common stock on the date of grant. During the fiscal year ended March 31, 2003, we recorded a charge of $720,000 for the cost of shares issued to Frederic W. Ritterieser, our former Chief Executive Officer, in connection with his separation agreement on April 15, 2002.

We recorded a loss on principal trading activities of $2,141,137 and $1,294,917 during the fiscal years ended March 31, 2004 and 2003, respectively. The increase in the trading loss during the fiscal year ended March 31, 2004 reflects the use of our trading algorithms to provide liquidity to our customers, primarily at the guaranteed VWAP. We provided liquidity at the VWAP to our customers during the fiscal year by using a combination of liquidity partners and our proprietary trading algorithms. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the fees we pay to the liquidity partners, which is a component of brokerage, clearing and exchange fees on our statements of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithms and the prices we guarantee our customers. A combination of factors, including market fluctuations, trading errors and technical and operational issues, resulted in higher than expected trading losses, especially during the first three months of the fiscal year ended March 31, 2004. In an effort to reduce our cost of providing liquidity, including these trading losses, we began sending a substantial portion of our order flow to external liquidity sources in June 2003. We expect to continue to utilize a mix of liquidity partners and proprietary or licensed trading algorithms over the next fiscal year for our guaranteed VWAP products. This mix allows us to have a greater degree of control over risk and, consequently, have more consistent profit margins than experienced in the past. The loss on principal trading activities during the fiscal year ended March 31, 2003 was lower also as a result of providing such liquidity to our customers and testing our proprietary trading algorithms only for the period from July 2002 through March 2003.

Selling, general and administrative expenses totaled $2,620,680 and $2,966,768 for the fiscal years ended March 31, 2004 and 2003, respectively. The 11.7% decrease is primarily a result of a decrease in insurance premiums, rent and occupancy costs, and marketing and advertising expenses. Insurance premiums decreased $268,960 or 27.8% as a result of an additional one-year directors’ and offers’ run-off policy that was purchased last fiscal year to cover the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 2002. No such run-off policy was purchased in the current fiscal year. Rent and occupancy costs decreased $110,139 or 16.2% as a result of the consolidation of our New York and Philadelphia office locations in October 2003. Marketing and advertising expenses decreased approximately $111,232 or 66.7% as a result of the launch of our name change and branding initiative during the fiscal year ended March 31, 2003. No such costs were incurred during the fiscal year ended March 31, 2004. These decreases were partially offset by slight increases in travel and entertainment and data and communications costs.

In connection with the relocation of our offices from Philadelphia to New York, we recorded restructuring charges of $1,352,406 during the fiscal year ended March 31, 2004. The charges include $197,083 in severance paid to terminated employees, $655,982 related to our lease obligations on the Philadelphia office location, and $499,340 related to the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships.

Interest income decreased to $10,727 for the fiscal year ended March 31, 2004 from $53,241 for the fiscal year ended March 31, 2003, as a result of the lower average cash and cash equivalents balances.

Interest expense of $1,838,737 for the fiscal year ended March 31, 2004 was comprised primarily of $750,000 related to the secured convertible note that we executed with Innovations on May 7, 2002, $653,391 related to the secured note with RGC, and $425,451 related to the subordinated convertible notes with SOFTBANK and DFJ ePlanet. Interest expense of $1,558,480 for the fiscal year ended March 31, 2003 was comprised primarily of $673,064 related to the Innovations secured convertible note, $626,971 related to the secured notes with RGC, $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities, and $177,419 on the short-term note with HK Weaver (see Notes 3 and 8 to the Consolidated Financial Statements).

Other expense of $47,793 for the fiscal year ended March 31, 2004 represents a loss on the disposal of computer equipment in our majority-owned subsidiary, Ashton Canada. On June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange for breach of contract under our agreement to introduce a VWAP trading system as a facility of the exchange. Ashton Canada is no longer operational, has no employees, and currently has the sole objective of focusing on the arbitration claim with the Toronto Stock Exchange. (See Part I, Item 3. “Legal Proceedings”.)

Equity in income (loss) of affiliates for the fiscal year ended March 31, 2004 and 2003 totaled ($1,619) and ($234,805), respectively. The amount in 2003 represents the write off of our equity investment in Kingsway-ATG Asia, Ltd. (KAA) of $189,653 and the write-down of our investment in Gomez, Inc. of $45,152, both in accordance with the equity method of accounting.

Results of Operations for the Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

We incurred a net loss from continuing operations totaling $12.1 million for the fiscal year ended March 31, 2003, compared to $12.4 million for the fiscal year ended March 31, 2002. The decrease in net loss from continuing operations is a result of a $787,115 decrease in the loss from operations, partially offset by an aggregate increase in non-operating expenses of $442,246.

Revenues for the fiscal year ended March 31, 2003 increased 72.6% compared to the fiscal year ended March 31, 2002, primarily as a result of the increase in the aggregate number of shares executed on behalf of customers during the fiscal year ended March 31, 2003. 100% of the revenues in the current fiscal year were from securities commissions on trades executed through Vie Institutional Services and Vie Securities, while the revenues in the prior fiscal year also included fees from the operation of the eVWAP system.

Salaries and employee benefits increased 8.6% to $5,584,839 for the fiscal year ended March 31, 2003 from $5,139,312 for the fiscal year ended March 31, 2002, primarily due to the furlough program that was in place during the fourth quarter of the fiscal year ended March 31, 2002, and recognition of $113,053 in sales commissions during the three months ended March 31, 2003. During the fiscal years ended March 31, 2003 and 2002, we employed an average of 41 and 44 employees, respectively. As of March 31, 2003, we had a total of 40 employees.

Professional fees decreased 13.6% to $1,321,676 from $1,529,175 during the fiscal years ended March 31, 2003 and 2002, respectively. The decrease was primarily a result of a decrease in outsourced labor and temporary personnel working on the development of our trading systems and the elimination of monthly fees paid to our board of directors as of September 2001, partially offset by an increase in legal expenses and recruiting fees. Consulting and temporary personnel decreased to $449,535 for the fiscal year ended March 31, 2003 from $901,485 during the fiscal year ended March 31, 2002. Legal fees increased 153% to $548,220 during the fiscal year ended March 31, 2003 from $216,535 during the fiscal year ended March 31, 2002. Recruiting fees of $153,945 in the fiscal year ended March 31, 2003 related to the hiring of our Chief Executive Officer were not incurred in the same period last fiscal year. Finally, board fees amounting to $129,500 during the fiscal year ended March 31, 2002 were eliminated during the fiscal year ended March 31, 2003.

Brokerage, clearing and exchange fees decreased 31.3% to $1,856,340 for the fiscal year ended March 31, 2003 from $2,701,243 for the fiscal year ended March 31, 2002. This decrease is a result of a decrease in certain clearing and execution costs per share, and fewer fees paid to third party liquidity providers as a result of increased use of our proprietary trading algorithm during the fiscal year.

Depreciation and amortization expense consists primarily of depreciation of property and equipment. Depreciation for the fiscal year ended March 31, 2003 decreased 3.1% to $886,745 from $914,728 in the fiscal year ended March 31, 2002. The decrease was caused by a significant number of our assets becoming fully depreciated during the current fiscal year. Capital expenditures increased to $182,654 for the fiscal year ended March 31, 2003 compared to $111,078 during the fiscal year March 31, 2002, primarily as a result of computer equipment purchased from OptiMark, Inc. to support our proprietary trading algorithm.

We recorded losses on proprietary trading activities of $1,294,917 and $375,480 during the fiscal years ended March 31, 2003 and 2002, respectively. We used our trading account in the fiscal year ended March 31, 2002 to provide limited liquidity to our customers and to provide our management with expertise in VWAP trading techniques. We did not engage in principal trading from January 2002 through July 2002, when we began testing our proprietary VWAP algorithm. Vie Securities began offering liquidity to its customers on a full-scale basis in October 2002. $134,260 of the loss during the fiscal year ended March 31, 2003 was related solely to the testing of the algorithm, and the remainder of the loss related to our providing liquidity to customers at the VWAP. The higher loss in the fiscal year ended March 31, 2003 compared to March 31, 2002 is a result of increased use of the algorithm as an alternative to sending orders to third party liquidity providers.

Selling, general and administrative expenses increased less than 1% to $2,966,768 from $2,951,314 during the fiscal years ended March 31, 2003 and 2002, respectively. The increase is primarily a result of higher insurance premiums, partially offset by lower occupancy, communications, and travel and entertainment expenses. Occupancy expenses decreased $166,910 or 20% due primarily to the renegotiation of our lease at 1900 Market Street in Philadelphia. Our communications expenses decreased approximately $146,000 or 23% due to the cancellation or renegotiation of various contracts. Travel and entertainment expenses decreased by $101,368 or 36% due to less traveling and a focus on decreasing such costs during the period. Insurance premiums increased $539,501 or 128% as a result of increased directors’ and officers’ coverage, higher premiums, and an additional one-year directors’ and officers’ run-off policy covering the directors who resigned from the board of directors pursuant to the agreement with Innovations on May 7, 2003.

Interest income decreased to $53,241 in the fiscal year ended March 31, 2003 from $105,514 in the fiscal year ended March 31, 2002, as a result of lower interest rates and lower average cash and cash equivalents balances.

Interest expense of $1,558,480 for the fiscal year ended March 31, 2003 was comprised primarily of $673,064 related to the secured convertible note that we executed with Innovations on May 7, 2002, $626,971 related to the secured notes with RGC, $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities, and $177,419 on the short-term note with HK Weaver (see Notes 3 and 8 to the Consolidated Financial Statements). Interest expense of $626,790 for the fiscal year ended March 31, 2002 was comprised of $304,209 related to the secured convertible note that we executed with RGC in exchange for the outstanding shares of series F convertible preferred stock in July 2001, and $322,581 on the short-term note with HK Weaver.

Other expense for the fiscal year ended March 31, 2002 includes a charge of $316,000 related to the final settlement of the arbitration award in favor of Matthew Saltzman. The award was granted by the American Arbitration Association on January 14, 2002 related to the arbitration proceedings between Vie and eMC’s former president regarding his employment contract. The expense includes $200,000 in cash payments and a charge of $116,000 for 400,000 shares of Vie common stock we agreed to issue pursuant to the settlement agreement. Other expense for the fiscal year ended March 31, 2002 also includes a loss of $36,215 on the note receivable from CSI, a $91,900 loss on the sale of one of our memberships on the Philadelphia Stock Exchange, and a $500,000 loss on the exchange of our investment in JAGfn for the outstanding shares of UTTC series TK convertible preferred stock, 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada.

Equity in income (loss) of affiliates for the fiscal year ended March 31, 2003 and 2002 totaled ($234,805) and $172,373, respectively. The amount in 2003 represents the write off of our investment in Kingsway-ATG Asia, Ltd. (KAA) of $189,653 and the write-down of our investment in Gomez, Inc. of $45,152, both in accordance with the equity method of accounting. For the fiscal year ended March 31, 2002, the income represents our share of the income from our joint venture KAA.

Discontinued Operations

We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. During the fiscal year ended March 31, 2001, eMC focused on developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC’s approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients.

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

During the fiscal year ended March 31, 2002, we recorded a loss from discontinued operations of $1,161 for administrative costs, and a gain on the disposal of eMC of $667,137 as a result of the settlement of some of its obligations. During the fiscal years ended March 31, 2004 and 2003, respectively, we recorded a loss from discontinued operations of $1,826 and $885 for administrative costs.

Liquidity and Capital Resources

At March 31, 2004, we had total assets of $3,688,098 compared to $4,600,065 at March 31, 2003. Current assets at March 31, 2004 totaled $3,160,795 and current liabilities from continuing operations were $1,686,119. Since our inception, we have recognized recurring operating losses and have financed our operations primarily through the issuance of debt and equity securities. As of March 31, 2004, we had an accumulated deficit of $111,531,101 and stockholders’ deficiency of $4,647,497, which raises doubt as to our ability to continue as a going concern.

We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction. Further, any such financing or strategic transaction we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

At March 31, 2004, our principal source of liquidity was cash and cash equivalents of $2,249,187, and receivables from brokers, dealers and other of $787,245, compared to cash and cash equivalents of $2,250,601 and receivables from brokers, dealers and other of $736,306 at March 31, 2003.

Although we made substantial progress during the fiscal year ended March 31, 2004 in increasing our revenues and reducing our operating costs, we have been unable to generate sufficient revenues to fund our operations as anticipated. During the fiscal year ended March 31, 2004, we received proceeds from financing activities of approximately $6.2 million, primarily from the issuance of equity securities, which was used to fund our operations.

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock for gross proceeds of $3.5 million to SOFTBANK. On October 9, 2003, we issued an additional 15,000 shares of series H preferred for an aggregate of $1.5 million to DFJ ePlanet on the same terms as the series H preferred shares issued to SOFTBANK. Each share of series H preferred is convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, which is initially $.5329 per share. Also during October 2003, SOFTBANK and DFJ ePlanet each converted the outstanding principal balance and accrued interest on their subordinated convertible notes into 14,933 and 10,629 shares, respectively, of series H preferred as described above. On April 21, 2004, all of the outstanding shares of series H preferred were converted into 14,179,439 shares of common stock.

During the fiscal year ended March 31, 2004, we also sold 12,013 shares of our series G convertible preferred stock, par value $0.01, and warrants to purchase an aggregate of 150,168 shares of our common stock at an exercise price of $8.00 to certain investors for gross proceeds of $1,201,346. The series G preferred stock, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of Vie common stock. Each share of series G preferred stock is convertible at the option of the holder into a number of shares of common stock as is determined by dividing the series G preferred original issue price ($100) by the series G conversion price, which is currently $0.5329.

Included in our cash and receivables balances at March 31, 2004 is approximately $2.1 million that is invested in the net capital of our broker-dealer operations. We expect to use a portion of our excess net capital to fund our operations, which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and results of operations.

Aggregate Contractual Obligations

As of March 31, 2004, our contractual obligations and other commercial commitments amounted to $11,066,466 in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ thousands)
Contractual obligations
Long-term debt obligations	$9,717	$—	$6,174	$3,543	$—
Capital lease obligations	16	6	10	—	—
Operating lease obligations	1,011	435	246	194	136
Purchase obligations	322	253	69	—	—
Other long-term liabilities reflected on balance sheet under GAAP	—	—	—	—	—

Total	$11,066	$694	$6,499	$3,737	$136

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

Risks Related to Our Financial Condition

We may be unable to continue operating as a “going concern”

We have not realized an operating profit and have experienced significant net operating losses since our inception in 1994. As of March 31, 2004, we have accumulated losses of approximately $112 million. The opinion of our independent auditors on our March 31, 2004 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

The “going concern” opinion from our independent auditors could make it difficult for us to maintain our existing customers and to gain new customers

The opinion of our independent auditors on our March 31, 2004 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. Our existing customers may be unwilling to continue to do business with a company the financial statements of which are subject to a going concern qualification. Potential new customers may also be unwilling to even discuss doing business with a company the financial statements of which are subject to a going concern qualification. For these reasons, the going concern qualification may have a material adverse effect on our existing business and overall prospects for the future.

Most of our revenues were derived from only a few customers

Although our revenues have historically been concentrated among a small number of customers, our customer mix is susceptible to frequent change. Approximately 21% of the revenues earned during the fiscal year ended March 31, 2004 were from transactions with one customer that individually comprised greater than 10% of the total revenues for the period. During the fiscal year ended March 31, 2003, approximately 65% of the revenues were from transactions with three customers that each individually comprised greater than 10% of the total revenues for the period. We can give no assurance that any of these customers will continue to do business with us, or that we will successfully obtain additional customers. Our arrangements with customers are not contractual, so our customers are free to trade with multiple service providers. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to maintain customers. Further, if we are unable to achieve and maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and results of operations.

Our business is highly volatile and our quarterly results may fluctuate significantly

During the past few years, the financial markets in the United States have experienced increased volatility and many worldwide financial indices have continued to decline. The demand for our trade execution services is directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment may be subject to periodic economic downturns, such as recessions, which could also result in reduced trading volumes and prices, and could materially harm our business, financial condition and results of operations. Additionally, these economic factors have resulted in intense price competition in the trade execution business. Although we have experienced decreasing margins on our guaranteed VWAP business as a result, we believe we will realize higher margins from our other program trade execution products as that part of our business grows. Any decline in securities trading volumes, market liquidity and the resulting compression of commission rates could have a material adverse effect on our results of operations.

Problems in our relationships with third parties could have an adverse effect on our business and our results of operations

We place substantial reliance on our relationships with third parties including liquidity partners, clearing agents, exchanges and other financial intermediaries. Any disagreements with or disruptions in service from these third parties could have a material adverse effect on our business and results of operations. We are also exposed to credit risk from third parties that owe us money, securities, or other obligations. Any failure by these third parties to discharge adequately their obligations in a timely manner or any event adversely affecting these third parties could have a material adverse effect on our financial condition and results of operations.

We are subject to net capital requirements that could limit our operations

A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand as planned or to maintain our present levels of business, which could have a material adverse effect on our results of operations. The SEC and the NASD have strict rules that require each of our broker-dealer affiliates to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may impose sanctions, including suspending or revoking our broker-dealers’ registrations or memberships. Also, a change in the net capital rules, the imposition of new rules, a change in interpretation of the rules, or any unusually large charge against our net capital could limit our operations. In addition, the net capital requirements limit our ability to transfer funds from our broker-dealer affiliates to the parent company, which may affect our ability to repay our debts or fund our operations.

We may be subject to lawsuits that could seriously harm our results of operations and financial condition

We may be subject to claims as a result of one or more legal matters, as more fully described in “Legal Proceedings” in Part I, Item 3. Any of these matters could give rise to claims or litigation that could subject us to liability for damages. We have limited liquidity and financial resources to satisfy any such claims. Moreover, any lawsuits, regardless of their merits, could be time-consuming, require us to incur significant legal expenses and divert management time and attention.

We need additional financing to fund our operations

We are actively exploring alternative sources of capital, which could result in additional financing arrangements or a strategic relationship with another firm. If we are unable to accomplish either of these objectives or attain profitability within the next three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful. Further, additional financing could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

Our cash position as of March 31, 2004 was $2,249,187 and receivables from brokers, dealers and others was $787,245. Included in our cash and receivables balances was approximately $2.1 million which was invested in the net capital of our broker-dealer operations. We expect to use a portion of our excess net capital to fund our operations which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and results of operations.

Risks Related to Your Investment in Our Common Stock

Sales of our shares by our principal stockholders or others may depress our stock price

Our principal common stockholders and their respective ownership amounts as of June 30, 2004 are as follows:

Entity	Shares Owned	% of Voting Stock Owned
SOFTBANK	9,370,115	40%
DFJ ePlanet	4,809,324	21%
Innovations	6,117,038	26%

SOFTBANK and DFJ ePlanet also have rights to acquire an additional 89,286 shares of our common stock upon exercise of warrants. Innovations also has rights to acquire an additional 528,708 shares upon conversion of a secured convertible note. Pursuant to agreements with SOFTBANK, DFJ ePlanet and Innovations, we may be obligated to register the resale of shares of common stock held by each of those entities under certain conditions. The series G preferred investors have rights to acquire 2,256,856 shares of our common stock upon the conversion of the series G preferred and an additional 150,168 shares of our common stock upon exercise of warrants. The series G preferred investors are currently entitled to 10% of the aggregate voting rights of all classes of our common and preferred stock outstanding. We also have certain contractual obligations to register the resale of the shares of common stock issuable upon conversion of the series G preferred. The future public sale of our common stock by SOFTBANK, DFJ ePlanet, Innovations, or the series G preferred holders could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds or complete strategic transactions through future offerings of common stock.

We completed a 1-for-100 reverse stock split which could adversely affect the market price and liquidity in our common stock and could dilute your ownership

We completed a 1-for-100 reverse stock split of our common stock on April 20, 2004. The purposes of the reverse stock split were to create a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the series H preferred and the conversion or exercise of all other existing convertible securities, for future issuances of common stock or convertible securities, and to reduce the number of outstanding shares of common stock to a number that is more comparable with the market capitalization of similar companies in our industry.

The market price of our common stock after the reverse stock split has not risen in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. We cannot predict the effect of the reverse stock split upon the future market price for our common stock, and the history of reverse stock splits for companies in similar circumstances is varied. Now that the reverse stock split has been completed, a decline in the market price of our common stock may result in a greater percentage decline than would occur in the absence of a reverse stock split. Moreover, over the long term, the trading price of our common stock is likely to be a function of fundamental business factors, such as our overall financial condition, revenues, earnings, cash flows and prospects, and overall economic conditions, as opposed to capital restructuring measures.

The possibility exists that liquidity in the market price of our common stock could be adversely affected by the reduced number of shares that are outstanding after the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own “odd lots” (i.e., a number of shares of our common stock not divisible by 100). Stockholders who hold odd lots may experience difficulty selling their shares and may experience an increase in the cost of selling their shares.

We have a significant number of additional authorized but unissued shares of common stock as a result of a reverse stock split. If we issue additional shares in the future, the dilution to the ownership interest of our existing stockholders may be greater than would otherwise occur had a reverse stock split not been effectuated because the board of directors will have more authorized shares available for issuance.

The increase in the authorized shares of common stock available for issuance also could have an anti-takeover effect. Future issuances of additional shares of common stock could dilute the voting power of a person seeking control of the Company, thereby making it more difficult for a takeover attempt opposed by the Company to succeed, and thus limiting the opportunity for the stockholders to realize a higher price for their shares than that generally available in the public markets. The board of directors is unaware of any attempt, whether potential or actual, to take over the Company

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible preferred stock, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

Innovations currently holds a secured convertible note that entitles it to acquire an additional 528,708 shares of common stock upon conversion of the note, and the series G preferred investors are entitled to acquire an aggregate of 2,254,356 shares upon conversion of their preferred stock. In addition, we have outstanding options and warrants that may be exercised for an aggregate of 5,852,734 shares of common stock. If Innovations or the series G preferred investors exercise their conversion rights to acquire shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

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

Risks Related to Our Management

Our future success is dependent on the retention of certain key personnel

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

Sales or grants of stock to our employees and key individuals will reduce your ownership percentage

We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership of our then-existing stockholders. We have reserved 5,493,168 shares of common stock for issuance pursuant to our 2002 Option Plan, 64,500 shares of common stock for issuance pursuant to our 1998 Stock Option Plan, 25,500 shares of common stock for issuance pursuant to our 1999 Stock Option Plan and 30,000 shares of common stock for issuance pursuant to our 2000 Incentive Plan.

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

Our current trading, communications and information systems have been designed to perform within finite capacity parameters. Although we believe we can accommodate a substantial increase in activity, our growth may require implementation of new and improved trading, communications and information systems. There can be no assurance that a significant increase in trading volumes or the introduction of new or multiple products will not result in systems failures or have a material adverse effect on our results of operations.

Our trading activities expose our capital to potential losses

We engage in securities trading activities through our subsidiary Vie Securities, which sometimes acts as principal to guarantee the VWAP for customer trades. These trading activities include the purchase, sale or short sale of securities and derivative securities. We sometimes guarantee our customers the VWAP for specified intervals of time at the time customer orders are executed, or at the beginning of the intervals. We then trade the orders through our proprietary trading algorithms with the intention of achieving the same price we have guaranteed the customer. We realize trading gains or losses to the extent of the difference between the prices we achieve and the prices we guaranteed our customers. These activities are subject to a number of risks including price fluctuations, rapid changes in the liquidity of markets, and trading errors, all of which subjects our capital and our financial condition to substantial risks on a daily basis.

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

Our brokerage operations expose us to liability for errors in handling customer orders

Errors in performing clearing services or execution services, including clerical and other errors related to the handling of customer orders could lead to regulatory sanctions and civil penalties imposed by applicable authorities as well as potential trading losses and potential liability resulting from lawsuits brought by customers or others. In conjunction with our clearing brokers, we provide clearing services, which include the confirmation, receipt, settlement and delivery functions, involved in securities transactions.

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

Conditions beyond our control could adversely affect our business and results of operations

Our business and results of operations are very dependent upon equity trading volumes. Many conditions beyond our control can adversely effect such trading volumes, including national and international economic, political and market conditions, investor sentiment, the availability of funding and capital, the level and volatility of interest rates, legislative and regulatory changes, inflation, and similar broad trends. With reduced trading volumes, we may expect to receive fewer transactions and thus earn fewer commissions from our broker-dealer operations.

Risks Related to Our Technology and Products

We are dependent on new and existing transaction products to generate revenues

Our future revenues will depend primarily on the volume of securities we trade. The success of our program trade execution products is heavily dependent upon their acceptance by broker-dealers, institutional investors and other market participants. Failure to obtain such acceptance could result in lower volumes and a lack of liquidity in our products. While we continue to solicit customers to use our trade execution services, there can be no assurance that we will attract a sufficient number of such customers.

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

If any of our computer and communications systems fail, our business will be adversely affected

Any computer or communications system failure or decrease in our trading support system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations. We currently do not provide our customers with backup trading systems or complete disaster recovery systems.

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

Software “bugs,” errors and malfunctions may expose us to losses

Complex software such as ours often contains undetected errors, defects or imperfections. These bugs could result in service interruptions or other problems for us and our customers. Despite rigorous testing, the software used in our products could still be subject to various risks associated with systems errors, malfunctions and employee errors. In addition, because our products often work with software developed by others, including vendors and customers, bugs in others’ software could damage the marketability and reputation of our products. Given the competitive environment for electronic equity trading execution, investors could elect to use our competitors’ products on a temporary or permanent basis to complete their trades. Prolonged service interruptions resulting from natural disasters could also result in decreased trading volumes and the loss of customers. Problems regarding our licensed and proprietary trading algorithms could result in material tracking errors, significant principal trading losses, and the loss of customers.

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

We may not receive accurate and timely financial data from our third-party suppliers, which may cause us to lose customers and be subject to litigation

We receive consolidated New York Stock Exchange listed trading information, including real-time quotes, last sale reporting, volume and price information and error reports from a number of third parties, including the New York Stock Exchange, the Consolidated Tape Association and the Securities Industry Automation Corporation. We use this information to develop trading strategies and execute orders, as well as provide information to our customers.

If these suppliers fail to supply accurate or timely information, our customers may develop an adverse perception of our trading services and cease doing business with us. We may also be subject to claims for negligence or other theories based on the nature and content of information we provide our customers. Any liability arising from third party supplied data could have a material adverse effect on our financial condition and results of operations.

Our competitive position may be adversely affected by others’ unauthorized use of our intellectual property

Our success is dependent, in part, upon our proprietary intellectual property. We generally protect these property rights as trade secrets through employee and third party confidentiality and non-disclosure agreements, license agreements, and other intellectual property protection methods. We have applied for federal patent protection relating to current product lines, but no patents have been issued. We have not filed for federal copyright or trademark protection relating to current product lines. Unauthorized third parties could copy or reverse engineer certain portions of our products or obtain or use information that we regard as proprietary. In addition, our trade secrets could become known to or be independently developed by our competitors, and third parties may try to challenge, invalidate or circumvent the mechanisms we select to protect our rights.

Risks Related to Our Industry

We are subject to risks associated with the securities industry generally

The securities business is subject to various risks, including customer default, employees’ misconduct, errors and omissions by traders and order takers, and litigation. These risks are often difficult to detect beforehand or to deter. Losses associated with these risks could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from trading in existing equity securities, including most of the securities in the S&P 500, Russell 1000, and Nasdaq 100 indices. Any reduction in revenues resulting from a decline in the secondary market trading volume for these equity securities could have a material adverse effect on our business and results of operations. Additionally, further declines in cash flows into the U.S. equity markets or a slowdown in equity trading activity by broker-dealers and other institutional investors may have an adverse effect on the securities markets generally, and could result in lower revenues from our trading services.

Our business could be adversely affected by extensive government regulation

The securities markets and the brokerage industry in which we operate are subject to extensive regulation. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. In our case, the impact of regulation extends beyond “traditional” areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets.

The securities industry has been subject to several fundamental regulatory changes. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. The markets for equity securities have been subject to the most significant regulatory changes. We cannot predict the extent to which any future regulatory changes can affect our business.

On February 26, 2004, the SEC published proposed “Regulation NMS” for public comment. If adopted, Regulation NMS would incorporate four substantive rules related to the regulatory structure of the U.S. equity markets. Subject to expressly delineated exceptions, Proposed Rule 611 of Regulation NMS would require national securities exchanges, national securities associations, and order execution facilities (which would include, among other persons, broker-dealers such as Vie Securities that execute orders internally by crossing orders as agent) to establish, maintain, and enforce policies and procedures reasonably designed to prevent the execution of “trade-throughs.” For purposes of the proposed rule, a trade-through means the purchase (or sale) of a security listed on the NYSE, American Stock Exchange (“Amex”) or Nasdaq at a price that is higher (lower) than the best offer (best bid) disseminated through the market at the time the transaction was executed. Proposed Rule 610 would impose new standards governing access to quotations and the execution of orders for equity securities by requiring market centers and market participants that make their quotes publicly available through a national securities exchange or national securities association to permit all market participants access to their limit order books on a non-discriminatory basis. The proposal also would limit the fees that market participants could charge for access to their quotations to a de minimis amount, and require SROs to reduce the incidence of so-called “locked” and “crossed” markets. Proposed Rule 612 generally would prohibit market participants from accepting, ranking or displaying orders, quotes or indications of interest in increments finer than one penny. Finally, Regulation NMS would amend various national market system joint industry quotation and trade reporting plans to modify the formulas for allocating net income among the exchanges and national securities associations that are the participants of such plans. We cannot predict whether or when any or all of Proposed Regulation NMS, either as currently proposed or as may be later modified by the SEC, ultimately will be adopted by the SEC. As a result, we cannot predict the extent to which any future regulatory changes associated with Regulation NMS would affect our business.

Our industry is highly competitive

The algorithmic trade execution and analysis services that we offer compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading, trade order management systems and financial information services. We also compete with various national and regional securities exchanges and execution facilities, alternative trading systems, electronic crossing networks and other share matching systems for trade execution services. The marketplace for algorithmic trade execution products and services has become highly competitive with the increasing customer demand for such executions. Customers demand confidentiality and competitive trade execution quality and commission rates. Our key customer mix is susceptible to constant change as a result of customers’ sensitivity to commission rates and willingness to engage multiple service providers. As our customer relationships are not contractual, there is no guarantee that our customers will continue to do business with us. Because our customer base has historically been concentrated among a few firms, there is no guarantee that the loss of individual firms will not have a material adverse effect on our business, results of operations or financial condition.

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

Equity Price Risk

Equity price risk results from exposure to changes in the prices of equity securities. We engage in trading activities with Vie Securities sometimes acting as a principal, including the purchase, sale or short sale of securities and derivative securities. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets, all of which may subject our capital to significant risks.

We generally do not hold securities positions overnight, although we do hold positions overnight at times due to errors caused by our customers or us. Equity price risk can arise from liquidating such positions. It is our policy to attempt to trade out of all positions arising from errors immediately while balancing our exposure to market risk.

We manage equity price risk associated with principal trading and open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. Our operations department reviews all intraday trading activity in an effort to ensure that any open issues are addressed and resolved by the close of the trading day. Additionally, our clearing broker notifies us of all known trade discrepancies on the day following the trade date. We have also established approval policies that include review by a supervisory principal of any principal trading activity.

Interest Rate Risk

Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy working capital and regulatory requirements, and minimizing risk while maximizing return. Our exposure to interest rate risk relates primarily to the interest-bearing portion of our cash and cash equivalents balances. As of March 31, 2004, our cash and cash equivalents totaling $2,599,187 was comprised of balances in our interest-bearing demand checking and savings accounts, our clearing account and a certificate of deposit. Due to the conservative nature of these accounts, a sudden change in interest rates would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

Vie has joint ventures in Canada and in Hong Kong, which were formed to develop, market and operate our trading systems for seamless use by U.S., Canadian and Asian financial intermediaries. Neither of these entities is operational, however our investments in these joint ventures could expose us to currency exchange fluctuations between the U.S. Dollar and the Canadian Dollar, and between the U.S. Dollar and the Hong Kong Dollar. To the extent our international activities recorded in their local currencies increase in the future, the exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in any foreign currency hedging activities because our foreign currency cash balances are nominal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Vie Financial Group, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Vie Financial Group, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ deficiency and comprehensive loss for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vie Financial Group, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with United States generally accepted accounting principles.

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

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 3, 2004

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
Assets
Cash and cash equivalents	$2,249,187	$2,250,601
Securities owned, at fair value	17,244	7,114
Receivables from brokers, dealers and other	787,245	736,306
Prepaid expenses and other current assets	107,119	128,703

Total current assets	3,160,795	3,122,724
Property and equipment, net of accumulated depreciation	120,535	811,339
Exchange memberships	—	159,752
Debt issuance costs	—	40,960
Other assets	406,768	465,290

Total assets	$3,688,098	$4,600,065

Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$1,403,431	$1,068,386
Payables to brokers, dealers and others	—	97,374
Securities sold, not yet purchased, at fair value	103,902	353,604
Accrued severance and current portion of lease termination liability	178,785	—
Net liabilities of discontinued operations	62,667	60,841

Total current liabilities	1,748,785	1,580,205
Secured note	4,803,761	4,150,370
Secured convertible note	1,218,519	673,064
Subordinated convertible notes	—	2,130,772
Lease termination liability	524,579	—
Other liabilities	39,951	105,449

Total liabilities	8,335,595	8,639,860

Commitments and contingencies
Preferred Stock – shares authorized: 3,000,000
590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000
100,000 shares designated as Series G – par value: $0.01; shares issued and outstanding: 12,013 and none	120	—
100,000 shares designated as Series H – par value: $0.01; shares issued and outstanding; 75,562 and none	756	—
Common stock - par value: $.01; shares authorized: 1,000,000,000; shares issued and outstanding; 6,959,711 and 6,916,749	6,959,711	6,916,749
Additional paid-in capital	99,723,729	85,357,668
Accumulated deficit	(111,531,101)	(96,513,500)
Accumulated other comprehensive loss	(40,712)	(40,712)

Total stockholders’ deficiency	(4,647,497)	(4,039,795)

Total liabilities and stockholders’ deficiency	$3,688,098	$4,600,065

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2004	2003	2002
Revenues	$8,919,521	$4,296,618	$2,489,470

Expenses:
Salaries and employee benefits	4,136,741	5,584,839	5,139,312
Professional fees	1,094,701	1,321,676	1,529,175
Brokerage, clearing and exchange fees	4,829,908	1,856,340	2,701,243
Depreciation and amortization	355,354	886,745	914,728
Non-cash compensation charges	621,224	720,000	—
Loss on trading activities	2,141,137	1,294,917	375,480
Selling, general and administrative	2,620,680	2,966,768	2,951,314
Restructuring charges	1,352,406	—	—

Total costs and expenses	17,152,151	14,631,285	13,611,252

Loss from operations	(8,232,630)	(10,334,667)	(11,121,782)

Interest income	10,727	53,241	105,514
Interest expense	(1,838,737)	(1,558,480)	(626,790)
Debt issue costs	(6,642)	(2,557)	—
Other income (expense)	(47,793)	1,087	(950,365)
Equity in (loss) income of affiliates	(1,619)	(234,805)	172,373

Loss from continuing operations	(10,116,694)	(12,076,181)	(12,421,050)

Loss from discontinued operations of eMC	(1,826)	(885)	(1,161)
Gain (loss) on disposal of eMC	—	—	667,137

Total discontinued operations of eMC	(1,826)	(885)	665,976

Net loss	(10,118,520)	(12,077,066)	(11,755,074)

Dividends attributed to preferred stock	(4,877,425)	—	(1,329,200)
Dividends in arrears on preferred stock	(21,656)	(21,605)	(144,358)

Net loss applicable to common stock	$(15,017,601)	$(12,098,671)	$(13,228,632)

Basic and diluted net loss per common share from continuing operations	$(2.16)	$(1.93)	$(30.21)
Basic and diluted net income (loss) per common share from discontinued operations	0.00	0.00	1.45

Basic and diluted net loss per common share	$(2.16)	$(1.93)	$(28.76)

Weighted average number of common shares outstanding, basic and diluted	6,952,602	6,275,665	459,879

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2004	2003	2002
Cash Flows from Operating Activities – Continuing Operations
Net loss from continuing operations	$(10,116,194)	$(12,076,181)	$(12,421,050)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	355,354	886,745	914,728
Common stock issued in connection with consulting agreement	—	41,250	—
Common stock issued in connection with separation agreement	—	720,000	—
Non-cash compensation charge for common stock options	621,224	—	—
Amortization of debt issue costs	6,642	2,557	—
Loss on disposition and impairment of assets	559,622	—	628,116
Non-cash interest expense	1,828,841	1,556,332	626,789
Equity in loss (income) of affiliates	1,619	234,806	(172,373)
Changes in operating assets and liabilities:
Securities owned, at fair value	(10,130)	(7,114)
Receivables from brokers, dealers and other	(50,939)	(731,508)	61,897
Prepaid expenses and other current assets	21,584	15,322	643,615
Advances to affiliates	(1,619)	(10,049)	88,760
Other assets	70,524	100,392	90,940
Accounts payable and accrued expenses	178,296	(778,394)	921,007
Payables to brokers, dealers and other	(97,374)	97,374	—
Securities sold, not yet purchased expenses	(249,702)	353,604	—
Accrued severance and current portion of lease termination liability	178,786	—	—
Secured convertible note interest payment	(50,000)	—	—
Lease termination liability	631,468	—	—
Other liabilities	(37,295)	64,405	22,606

Net cash used in continuing operations	(6,159,793)	(9,530,459)	(8,594,965)

Cash Flows from Investing Activities – Continuing Operations
Proceeds from maturities and sales of securities available for sale	—	—	1,500,000
Purchase of property and equipment	(76,420)	(182,654)	(111,078)
Sale (purchase) of exchange memberships	—	—	105,000
Issuance of notes receivable	—	(200,000)	—
Cash received from notes receivable	—	200,000	189,496

Net cash (used in) provided by investing activities	(76,420)	(182,654)	1,683,418

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended March 31,
	2004	2003	2002
Cash Flows from Financing Activities – Continuing Operations
Proceeds from issuance of short term note	$—	$550,000	$500,000
Repayment of short term notes	—	(550,000)	—
Issuance costs on common and preferred stock	(24,787)	(534,137)	(687,357)
Proceeds from issuance of common stock	—	7,272,725	1,800,000
Proceeds from issuance of preferred stock	6,201,346	—	—
Proceeds from issuance of secured convertible note	—	2,727,273	—
Proceeds from issuance of subordinated convertible note	—	2,400,000	—
Debt issuance costs	—	(43,517)	—
Proceeds from exercise of stock options and warrants	58,240	—	—

Net cash provided by financing activities	6,234,799	11,822,344	1,612,643

Foreign currency translation adjustment	—	(30,817)	22,306

Discontinued Operations
Net cash used in operating activities	—	—	(87,322)
Net cash provided by (used in) investing activities	—	—	7,224
Net cash provided by financing activities	—	—	—

Net cash used in discontinued operations	—	—	(80,098)

Net increase (decrease) in cash and cash equivalents	(1,414)	2,078,414	(5,356,696)
Cash and cash equivalents, beginning of year	2,250,601	172,187	5,528,883

Cash and cash equivalents, end of year	$2,249,187	$2,250,601	$172,187

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Conversion of interest on secured convertible note into common stock	$154,545	$—	$—

Common stock issued in final arbitration settlement	$—	$116,000	$—

Warrants issued in connection with exchange agreement	$—	$1,188,000	$—

Beneficial conversion feature of secured convertible note	$—	$2,727,723	$—

Conversion of short-term note to common stock	$—	$500,000	$—

Discount on subordinated convertible note	$—	$342,857	$—

Issue common stock in exchange for UTTC stock	$—	$—	$4,500,000

Conversion of subordinated convertible notes to preferred stock	$2,556,223	$—	$—

Non-cash and accrued dividends on preferred stock	$4,899,081	$21,605	$1,473,558

Conversion of preferred stock to common stock	$—	$—	$202,000

Exchange series F preferred stock for secured convertible note	$—	$—	$5,111,526

Conversion of secured convertible note principal and interest	$—	$—	$704,334

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at beginning of year	6,916,749	$6,916,749	682,823	$682,823	332,288	$332,288
Issue common stock in connection with puts	—	—	—	—	121,329	121,329
Issue common stock for cash	—	—	6,087,076	6,087,076	—	—
Conversion of preferred stock to common stock	—	—	—	—	1,212	1,212
Conversion of secured convertible note to common stock	29,962	29,962	—	—	43,601	43,601
Conversion of short-term note to common stock	—	—	100,000	100,000	—	—
Issue common stock in connection with separation agreement	—	—	40,000	40,000	—	—
Issue common stock in final arbitration settlement	—	—	4,000	4,000	—	—
Issue common stock for consulting services	—	—	2,750	2,750	(500)	(500)
Issue common stock in exchange for UTTC stock	—	—	100	100	184,893	184,893
Exercise of stock options and warrants	13,000	13,000	—	—	—	—

Balance at end of year	6,959,711	6,959,711	6,916,749	6,916,749	682,823	682,823

Series B preferred stock
Balance at beginning of year	24,000	240,000	24,000	240,000	44,200	442,000
Conversion of series B to common stock	—	—	—	—	(20,200)	(202,000)

Balance at end of year	24,000	240,000	24,000	240,000	24,000	240,000

Series G preferred stock
Balance at beginning of year	—	—	—	—	—	—
Issue series G preferred stock	12,013	120	—	—	—	—

Balance at end of year	12,013	120	—	—	—	—

Series H preferred stock
Balance at beginning of year	—	—	—	—	—	—
Issue series H preferred stock	50,000	500
Conversion of subordinated convertible note to preferred stock	25,562	256	—	—	—	—

Balance at end of year	75,562	756	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS (continued)

	Year ended March 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Additional paid-in capital
Balance at beginning of year		85,357,668		79,217,625		73,358,849
Issue common stock in connection with puts		—		—		1,678,671
Issue common stock for cash		—		1,185,651		—
Issue preferred stock for cash		6,200,726		—		—
Conversion of preferred stock to common stock		—		—		200,788
Conversion of short-term note to common stock		—		400,000		—
Conversion of secured convertible note to common stock		124,583		—		660,733
Conversion of subordinated convertible note to preferred stock		2,555,967		—		—
Issue common stock in connection with separation agreement		—		680,000		—
Issue common stock in final arbitration settlement		—		112,000		—
Issue common stock for consulting services		—		38,500		500
Issue common stock in exchange for UTTC stock		—		(100)		2,815,107
Discount on notes issued		—		4,258,129		500,000
Common and preferred stock issuance costs		(59,104)		(534,137)		(687,357)
Preferred stock dividends		4,877,425		—		1,438,143
Issue common stock options		621,224		—		—
Exercise of stock options and warrants		45,240		—		—
Exchange series F preferred stock for secured convertible note		—		—		(747,809)

Balance at end of year		99,723,729		85,357,668		79,217,625

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS (continued)

	Year Ended March 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Accumulated deficit
Balance at beginning of year		(96,513,500)		(84,414,829)		(71,186,197)
Preferred stock dividends		(4,899,081)		(21,605)		(1,473,558)
Net loss		(10,118,520)		(12,077,066)		(11,755,074)

Balance at end of year		(111,531,101)		(96,513,500)		(84,414,829)

Accumulated other comprehensive loss
Balance at beginning of year		(40,712)		(9,895)		(48,851)

Unrealized loss on securities available for sale		—		—		950
Reclassification adjustment		—		—		15,700
Foreign currency translation adjustment		—		(30,817)		22,306

Other comprehensive (loss) income		—		(30,817)		38,956

Balance at end of year		(40,712)		(40,712)		(9,895)

Total stockholders’ deficiency		$(4,647,497)		$(4,039,795)		$(4,284,276)

Comprehensive loss
Net loss		$(10,118,520)		$(12,077,066)		$(11,755,074)
Other comprehensive (loss) income per above		—		(30,817)		38,956

Total comprehensive loss		$(10,118,520)		$(12,107,883)		$(11,716,118)

The accompanying notes are an integral part of these consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Vie Financial Group, Inc. was formed as a Delaware corporation in February 1994. Vie Financial Group, Inc. and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. Our sophisticated proprietary trading algorithms and licensed trading technology enable us to deliver superior trade execution quality while considerably reducing information leakage. Our objective is to provide our clients with high-performance trading that is fast, efficient and nearly invisible to the market.

Our subsidiaries include Vie Securities, LLC, Universal Trading Technologies Corporation (UTTC), Electronic Market Center, Inc., and Ashton Technology Canada, Inc.

On September 15, 2003 we withdrew our broker-dealer registration with the Securities and Exchange Commission for our subsidiary, Vie Institutional Services, Inc., and we withdrew its memberships with the NASD and the Philadelphia Stock Exchange. We retained the customers of Vie Institutional Services, Inc. by establishing account relationships with those customers through our other broker-dealer subsidiary, Vie Securities LLC, which is now our sole operating entity. The decision to concentrate all of our broker-dealer operations in one entity has enabled us to concentrate our capital resources and eliminate infrastructure redundancies that existed in our prior organizational structure. Further, during the fiscal year ended March 31, 2004, we merged Vie Institutional Services and REB Securities, Inc. into their parent company, UTTC, to further simplify our corporate organizational structure.

Our current product offering consists of various trade execution services which we provide through our broker-dealer subsidiary Vie Securities, LLC. We offer a suite of proprietary algorithms designed to minimize market impact, disguise our customer’s presence in the marketplace, and achieve various benchmarks including but not limited to the volume-weighted average price (VWAP).

Our principal stockholders are SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK), Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), and OptiMark Innovations, Inc. a Delaware corporation (Innovations). SOFTBANK and DFJ ePlanet are entitled to 40% and 21%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK and DFJ ePlanet are also investors in Innovations, which controls approximately 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock. Pursuant to an Investors’ Rights Agreement, Innovations has the right to approve certain significant corporate matters such as (i) the issuance of additional shares of common stock; (ii) the repurchase or redemption of our securities; (iii) a merger, consolidation, or sale of substantially all of our assets; or (iv) our involvement in any business other than our current line of business.

Since our inception, we have recognized recurring operating losses and have financed our operations primarily through the issuance of debt and equity securities. As of March 31, 2004, we had an accumulated deficit of $111,531,101 and stockholders’ deficiency of $4,647,497, which raises substantial doubt as to our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

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

Discontinued Operations

Electronic Market Center

We formed Electronic Market Center, Inc. (eMC) as a wholly owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. During the fiscal year ended March 31, 2001, eMC focused on developing a private label and rebrandable global electronic network for financial services and products geared primarily to the needs of small and midsize financial intermediaries. eMC’s approach was to select distribution partners with existing brands and business models and to provide them a technology platform they could leverage to expand their existing client relationships and attract new clients.

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

The accompanying consolidated financial statements reflect eMC’s operations as discontinued operations in accordance with APB Opinion No. 30 – Reporting the Effects of Disposal of a Segment, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions. During the fiscal year ended March 31, 2002, we recorded a loss from discontinued operations of $1,161 for administrative costs, and a gain on the disposal of eMC of $667,137 as a result of the settlement of some of its obligations. During the fiscal years ended March 31, 2003 and 2004, we recorded a loss from discontinued operations of $885 and $1,826, respectively, for administrative costs. Also included in the consolidated balance sheets are eMC’s remaining net liabilities of $62,667 and $60,841 as of March 31, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. See “Management’s Discussion and Analysis – Additional Factors That Could Affect Future Results” in Item 7. of this Form 10-K for a discussion of some of the factors that could cause our actual results to differ from those estimates.

Fair Value of Financial Instruments

Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Securities owned and securities sold, not yet purchased consist entirely of highly liquid, equity securities, and are carried at quoted market prices with unrealized gains and losses included in loss on trading activities in the consolidated statements of operations. Current liabilities are carried at amounts that approximate fair value. Similarly, the estimated fair values of long-term notes approximate the principal and accrued interest amounts because the interest rates approximate those presently available for similar debt with similar terms and maturities.

Revenue Recognition

Revenues earned during the fiscal years ended March 31, 2004 and 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. During the fiscal year ended March 31, 2002, we generated revenues on a per transaction basis for each share traded through the eVWAP trading system and commission revenue from our customers’ orders executed through our broker-dealer subsidiaries. Our last trade through the eVWAP system was in March 2002, and on November 29, 2002, we reached an agreement with the Philadelphia Stock Exchange to terminate the operation of the eVWAP pilot facility. Our current line of products is offered solely through our subsidiary Vie Securities.

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

Accounts Receivable and Concentration of Credit Risk

Receivables from brokers, dealers and other consist of commissions receivable and amounts receivable for securities transactions that have not yet reached their contractual settlement date. Vie Securities clears all securities transactions through another broker-dealer on a fully disclosed basis.

During the fiscal year ended March 31, 2004, one customer individually accounted for 21% of our revenues, while three customers individually accounted for 33%, 22% and 10%, respectively, of our revenues during the fiscal year ended March 31, 2003, and two customers individually accounted for 57% and 18%, respectively, of our revenues during the fiscal year ended March 31, 2002. We can give no assurance that these customers will continue to do business with us. If we are unable to achieve and maintain a diversified customer base sufficient to reduce the risk related to the concentration of our revenues from a small number of customers, then the loss of individual customers may materially and adversely affect our business, financial condition and results of operations.

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing, but not eliminating, the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect on our financial position. Additionally, it is our policy to review the credit worthiness of all counter parties and customers prior to engaging in transactions with them.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the leasehold improvements.

Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the fiscal years ended March 31, 2004, 2003 and 2002, because we incurred net losses; therefore, the effect of the dilutive securities is anti-dilutive in those years.

Common Stock Reverse Split

On April 8, 2004, our stockholders approved a 1-for-100 reverse stock split of our common stock, which became effective April 20, 2004. All references in the consolidated financial statements to common shares and common stock options have been adjusted retroactively for the split.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing at the end of the period, and revenues and expenses are translated at average rates of exchange during the period. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. dollar, are reflected as a component of accumulated other comprehensive loss in our consolidated statements of stockholders’ deficiency.

Stock-Based Compensation

We use the intrinsic value-based method to account for stock options issued to employees and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. We are required to disclose the pro forma effects on results of operations as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans. We recorded a non-cash compensation charge of $621,224 during the fiscal year ended March 31, 2004 for the cost of 245,642 stock options that were granted to members of the board of directors and an outside advisor to the company on February 3, 2004. The options were granted with strike prices below the market value of our common stock on the date of grant. If we had elected to recognize compensation cost based on the fair value of all options granted to directors and employees at the grant date as prescribed by SFAS No. 123, net loss per share would have been adjusted to the pro forma amounts indicated in the table below:

	As Reported
	For the year ended March 31,
	2004	2003	2002
Net loss – as reported	$(10,118,520)	$(12,077,066)	$(11,755,074)
Stock based employee compensation cost	$(3,050,848)	$(1,470,641)	$(1,123,444)

Net loss – pro forma	$(13,169,368)	$(13,547,707)	$(12,878,518)

PER SHARE DATA
Basic and diluted
Net loss per common share – as reported	$(2.16)	$(1.93)	$(28.76)

Net loss per common share – pro forma	$(2.60)	$(2.16)	$(31.21)

The assumptions we used to calculate the fair values of options issued to employees during the fiscal year ended March 31, 2004 include: (i) a risk-free interest rate of 1.4%, (ii) an average expected life of 4.9 years, (iii) average stock volatility of 418%, (iv) expected stock dividends of zero, and (iv) an average turnover rate of 5.81%.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Vie Securities LLC

On March 31, 2000, we agreed to purchase the assets of a broker-dealer, Hudson Knights Securities, LLC, a proprietary trading firm and member of the Philadelphia Stock Exchange. On July 25, 2000, we completed the purchase of Hudson Knights Securities, LLC, and formed ATG Trading, LLC. We issued 300 shares of our common stock to effect the acquisition. On October 9, 2002, we changed the name of ATG Trading, LLC to Vie Securities LLC. Vie Securities is now our sole operating entity.

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

We provided the initial funding for Ashton Canada on December 20, 1999 with $333,400 in cash for 51% of the voting equity, and subsequently funded an additional $1,542,930 as of March 31, 2004. In connection with the agreement to form Ashton Canada, we issued series K warrants to purchase 5,000 shares of our common stock at an exercise price of $250 per share to TK Holdings, Inc. The warrants were exercisable for a period of two years beginning on June 4, 2000. The series K warrants began vesting in quarterly installments on December 20, 2000, and were fully vested on September 30, 2001. During the fiscal year ended March 31, 2002 we recorded a dividend of $1,024,900 upon vesting of the series K warrants. Vie received 3,095 of the series K warrants from TK Holdings in an exchange on September 24, 2001. This exchange increased our ownership in Ashton Canada from 51% of the voting equity to 90%.

Kingsway-ATG Asia, Ltd.

On December 16, 1999, we signed a joint venture agreement with Kingsway International to create Kingsway-ATG Asia, Ltd. (KAA). On January 13, 2000, Vie purchased 47,000,000 shares of KAA’s voting common stock for $1,000,000 for a 47% interest in KAA. Because we own less than 50% of the equity of KAA, we account for our investment in KAA under the equity method. Our investment in KAA, originally recorded at cost, has been adjusted to recognize our share of KAA’s net losses. The balance of our investment in KAA at was $0 at March 31, 2004 and 2003.

On January 30, 2002, we entered into an “Agreement For Sale And Purchase Of Shares in Respect of the Shares in Kingsway-ATG Asia Limited” with HK Weaver Group, Inc., a British Virgin Islands company formerly known as Kingsway Electronic Services, Limited. Pursuant to the agreement, we sold all of our KAA shares to HK Weaver in exchange for a HK$23,400,000 zero-coupon note, effective as of May 7, 2002. On October 3, 2002, we entered into a “Deed of Novation” allowing HK Weaver to assign its rights under the agreements to Weaver Capital Limited, a wholly owned subsidiary of Weaver International Limited. The note was convertible into Weaver Capital or Weaver International common stock upon an IPO of either entity and listing of such stock on the Growth Enterprise Market (GEM) of the Stock Exchange of Hong Kong. Since the Weaver International shares were not listed on GEM by the deadline of December 31, 2003, our sole recourse is to redeem the note and receive the return of our KAA shares. Because of the uncertainty as to the IPO of Weaver Capital or Weaver International, we determined the fair value of our investment in KAA is $0, and we recorded a loss during the fiscal year ended March 31, 2003 of $189,653.

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

In July 2001, Gomez raised approximately $1 million of capital through their issuance of senior secured notes. We participated in that financing in the amount of $38,633, which is convertible into approximately 1.4% of the fully diluted common stock of Gomez, Inc. The balance of the note and accrued interest thereon of $41,289 was included in the caption investments in and advances to affiliates on our March 31, 2002 consolidated balance sheet. Pursuant to EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, during the fiscal year ended March 31, 2003 we recognized our share of Gomez’s losses to the extent of our advances and accrued interest in the amount of $45,153. The notes were converted into common stock of Gomez, Inc. during the fiscal year ended March 31, 2004.

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of March 31, 2004 and 2003:

	March 31,		Estimated Useful Life
	2004	2003
Office equipment	$50,325	$132,527	3 - 5 years
Computer equipment	133,481	1,459,714	3 years
Computer software	56,074	126,693	3 years
Furniture and fixtures	33,552	596,061	5 years
Leasehold improvements	1,160	312,995	Term of lease

	274,592	2,627,990
Less accumulated depreciation	(154,057)	(1,816,651)

Property and equipment, net	$120,535	$811,339

5.	SECURITIES OWNED, SECURITIES SOLD, NOT YET PURCHASED AND OTHER INVESTMENTS

Securities Owned and Securities Sold, Not Yet Purchased

The balance of securities owned and securities sold, not yet purchased as of March 31, 2004 and 2003 consist of the following:

	Securities Owned		Securities Sold, Not Yet Purchased
	2004	2003	2004	2002
Common stock	$17,244	$7,114	$103,902	$353,604

Other Investments

On February 6, 2001, we made a $1,500,000 equity investment in JAGfn Broadband, LLC. On September 24, 2001, we entered into an exchange agreement with the UTTC series TK preferred stock investors. We exchanged our investment in JAGfn for 72,850 shares of series TK preferred stock, all of the outstanding 200,000 series T warrants, 309,500 of the 500,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada. As a result of this exchange, we recorded a reduction in other assets of $1,500,000, a reduction in minority interest of $1,000,000 and a loss of $500,000 during the fiscal year ended March 31, 2002.

6.	EXCHANGE MEMBERSHIPS

As of March 31, 2004 we do not own any exchange memberships. As of March 31, 2003, we owned two Philadelphia Stock Exchange memberships through Vie Securities and Vie Institutional Services. In July 2000, Vie Securities purchased an exchange membership with options trading privileges for $90,000 in cash. In January 2000, Vie Institutional Services purchased a regular exchange membership for $69,752 in cash. We sold the Vie Institutional Services exchange membership in November 2003 for $5,000, and reduced the value of our Vie Securities membership to its estimated fair value. The resulting loss of $142,752 is included in the restructuring charge on our March 31, 2004 statement of operations. Our Vie Securities membership was converted into shares upon the demutualization of the Philadelphia Stock Exchange in January 2004, and is recorded at its estimated fair value of $12,000 as a component of other assets on the March 31, 2004 balance sheet.

On January 23, 2002, REB sold its membership seat that it purchased in March 1999 at a cost of $196,900. REB received proceeds of $105,000 and recorded a loss of $91,900, which is included in other income (expense) on the March 31, 2002 statement of operations.

7.	RESTRUCTURING CHARGES AND RELATED LIABILITIES

During the first quarter of the fiscal year ended March 31, 2004, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. Since then, we have made substantial progress by merging a number of our wholly-owned subsidiaries and consolidating our physical locations, resulting in ongoing operating cost reductions. Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, 22nd Floor, New York, New York, which we have occupied since June 2002. On June 3, 2004, we completed an agreement to sublease our prior headquarters space at 1835 Market Street, Philadelphia, Pennsylvania. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees. We also reduced our headcount by 44% to 23 employees during the fiscal year ended March 31, 2004.

In connection with this restructuring, we recorded charges of $1,352,406 during the fiscal year ended March 31, 2004. The charges include severance paid to terminated employees, a charge for our remaining lease obligations on the Philadelphia office location, and losses on the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships. The charges are as follows:

Restructuring Charges
Severance costs	$197,083
Lease termination costs	655,983
Loss on disposition and impairment of assets	499,340

Total	$1,352,406

The activity for the fiscal year ended March 31, 2004 in the restructuring liabilities is as follows:

	Beginning Restructuring Liabilities	Additions	Reductions	Ending Restructuring Liabilities
Severance costs	$—	$197,083	$(153,390)	$43,693
Lease termination costs	—	713,209	(53,537)	659,672

Total	$—	$910,292	$(206,927)	$703,365

The remaining severance costs will be paid out by June 30, 2004. The expected lease termination costs will be paid over the remaining lease term expiring in July 2010. In accordance with SFAS No. 146 “Accounting for costs Associated with Exit or Disposal Activities”, we recorded the lease termination liability at its fair value, based on the present value of expected future cash flows, net of estimated sub-rental income. The $67,292 balance of deferred rent that was related to the Philadelphia lease was recorded as a reduction in the lease termination charge.

8.	SHORT-TERM AND LONG-TERM OBLIGATIONS

Investment by SOFTBANK and DFJ ePlanet – Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue notes and warrants to the lenders. The loan agreement was executed by and between Vie, SOFTBANK and DFJ ePlanet.

In accordance with the loan agreement, we issued SOFTBANK notes with an aggregate principal loan amount of $1.4 million, and issued notes to DFJ ePlanet with an aggregate principal loan amount of $1 million. Each lender’s note was due and payable on May 4, 2006 and accrued simple interest at 8% per annum. We had the ability to prepay the loan at any time without penalty on 30 days prior written notice to the lenders. The notes were subordinate and junior in all respects to the promissory note, dated as of May 3, 2002, to RGC International Investors, LDC (RGC) to the extent required by the terms of the RGC note. The lenders had the ability to convert all or any portion of the outstanding loan amount into shares of our common stock at an initial conversion price of $4.48 per share.

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

In connection with the loan agreement, we also issued warrants to purchase 89,286 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $4.48 per share. The warrants will expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes. The unamortized balance of the discount of $265,971 was charged to interest expense upon conversion of the notes during the fiscal year ended March 31, 2004. Additionally, we amortized $51,258 of the discount as interest expense and we recorded interest expense of $108,222 at the contractual rate of 8% prior to the conversions during the fiscal year ended March 31, 2004. During the fiscal year ended March 31, 2003, we amortized $25,629 of the discount as interest expense and recorded interest expense of $48,000 at the contractual rate of 8%. The notes were reflected on the March 31, 2003 consolidated balance sheet net of the unamortized discount of $317,228, plus accrued interest of $48,000.

We agreed with SOFTBANK to use approximately $387,000 of the proceeds from the SOFTBANK notes to satisfy our outstanding obligation to reimburse the reasonable fees and expenses of SOFTBANK’s special counsel incurred in the OptiMark Innovations transaction described below.

Investment by OptiMark Innovations Inc. and Secured Convertible Note

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with OptiMark Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 6,087,076 shares of common stock to Innovations in consideration for $7,272,727 in cash, and certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 528,708 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC International Investors, LDC, Innovations and us.

Since the Innovations note was convertible into shares of our common stock at a rate of $5.158 per share, and the market price of our common stock was $17.00 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and have amortized $545,455 and $489,394 as interest expense during the fiscal years ended March 31, 2004 and 2003, respectively. Also during the fiscal years ended March 31, 2004 and 2003, we accrued the contractual interest at a rate of 7.5%, or $204,545 and $183,670, respectively, on the Innovations note. The note is reflected on the March 31, 2004 consolidated balance sheet net of the unamortized discount of $1,692,424, plus accrued interest of $183,670, and is reflected on the March 31, 2003 consolidated balance sheet net of the unamortized discount of $2,237,879, plus accrued interest of $183,670.

We paid Innovations interest of $20,000 on May 24, 2004 against the annual interest payment due on May 7, 2004 in the amount of $204,545. Innovations agreed to defer payment of the remaining interest payment until a later date. On June 18, 2003, Innovations elected to receive $50,000 in cash and to convert the remaining $154,545 into 29,962 shares of our common stock in full satisfaction of the $204,545 interest payment due to Innovations on May 7, 2003.

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

RGC Bridge Loan and Exchange Agreement – Secured Note

On April 11, 2002, we entered into a securities exchange agreement with RGC International Investors, LDC (RGC) pursuant to which RGC exchanged its 9% secured convertible note (see “RGC Exchange of Series F Redeemable Convertible Preferred Stock” below) for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 90,000 shares of our common stock at an exercise price of $4.48 per share, subject to customary anti-dilution adjustments.

The exchange note is secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and have amortized $297,000 and $266,475 as interest expense during the fiscal years ended March 31, 2004 and 2003, respectively. Also during the fiscal year ended March 31, 2003, we recorded contractual interest of $40,477 on the 9% note prior to the exchange. During the fiscal years ended March 31, 2004 and 2003, we recorded contractual interest of $356,391 and $320,019, respectively, on the 7.5% note after the exchange. The note is reflected on the March 31, 2004 consolidated balance sheet net of the unamortized discount of $624,525, plus the accrued interest of $676,410, and is reflected on the March 31, 2003 consolidated balance sheet net of the unamortized discount of $921,525, plus the accrued interest of $320,019.

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

The warrant was immediately exercisable as to 22,5000 shares of common stock, and becomes exercisable in quarterly installments of 22,500 shares each, beginning October 11, 2002. In addition, the warrant becomes immediately exercisable in full in the event of a change of control of Vie, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of our common stock in excess of the number of shares of common stock that would result in RGC’s beneficially owning more than 4.9% of our outstanding shares of common stock. On April 15, 2003 and April 16, 2003, RGC exercised warrants to purchase 3,000 and 10,000 shares of our common stock, respectively. We issued an aggregate of 13,000 shares of our common stock and received proceeds of $58,240.

Also on April 11, 2002, RGC agreed to lend us up to $250,000, repayable upon the closing of the securities purchase agreement with Innovations. The loan accrued interest at a rate of 15% and was secured by a blanket, first priority lien on all of our assets. We borrowed the entire $250,000 in April 2002, and repaid it on May 7, 2002.

RGC Exchange of Series F Redeemable Convertible Preferred Stock

On July 13, 2001, Vie entered into a securities exchange agreement with RGC to exchange all of the 4,364 shares of series F preferred stock then outstanding, plus accrued premium, for a secured convertible note with a principal amount of $5,111,526, maturing on August 18, 2003. The principal amount of the note represented the par value of the series F preferred stock of $4,363,717 plus accrued premium at the date of the exchange of $747,809. Interest on the note was 9% per year, the same rate as the premium on the series F preferred stock. The note was convertible into shares of our common stock at the lower of the five lowest closing bid prices during the 22 trading days preceding conversion and $100 per share. Certain of our intellectual property, including our eVWAP trading system, secured the note.

During the fiscal year ended March 31, 2002, we recorded interest expense of $304,209 for interest from July 13, 2001, the exchange date, through March 31, 2002. Also during the fiscal year ended March 31, 2002, we issued 43,601 shares of common stock upon conversion of $685,000 in principal and $19,334 in interest on the secured convertible note.

On May 7, 2002, we entered into the securities exchange agreement with RGC, pursuant to which RGC exchanged the 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note as more fully described above.

Series F Convertible Preferred Stock

The series F preferred stock was issued in a private placement on August 18, 1999, whereby we sold 20,000 shares of series F convertible preferred stock, par value of $.01 and stated value of $1,000 per share, and warrants to purchase an aggregate of 2,000 shares of our common stock, for gross proceeds of $20,000,000. The warrants are immediately exercisable for a period of five years, ending August 18, 2004, at an exercise price of approximately $1,226 per share.

During the fiscal year ended March 31, 2002, we accrued dividends in arrears of $108,943 to reflect the 9% premium on the remaining series F preferred.

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

Short-Term Note with HK Weaver Group, Ltd.

On January 30, 2002, HK Weaver agreed to lend us up to $500,000 under a bridge loan agreement. $250,000 of the loan amount was repayable through our mandatory issuance of 50,000 shares of common stock, and the remaining $250,000 was either convertible into an additional 50,000 shares of our common stock or repayable in cash, at the option of HK Weaver. The HK Weaver loan was secured by the 47 million shares of common stock of KAA that we owned. HK Weaver is our joint venture partner in KAA, and is a holding company and a subsidiary of Kingsway International Holdings Limited (KIHL).

We drew a total of $500,000 on the bridge loan during February 2002. Since the note was convertible into shares of our common stock at a rate of $5.00 per share, and the market price of our common stock was $25.00 on the date of the bridge loan agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $500,000 on the note, and amortized $322,581 as interest expense through March 31, 2002. During the fiscal year ended March 31, 2003, we recorded interest expense for the remaining unamortized discount of $177,419. On May 7, 2002, HK Weaver converted the entire $500,000 note into 100,000 shares of our common stock.

Also in connection with the bridge loan, we granted HK Weaver a three-year option to purchase 20,000 shares of our common stock at an exercise price equal to the price per share paid by Innovations upon closing of the securities purchase agreement with Innovations, or $4.48. The options began vesting in quarterly installments on August 7, 2002.

9.	STOCKHOLDERS’ DEFICIENCY

Common Stock Reverse Split

On April 8, 2004, our stockholders voted to amend our certificate of incorporation to authorize a 1-for-100 reverse split of our common stock. We completed the reverse split on April 20, 2004. All common share numbers in this document have been restated to reflect the reverse split.

Series H Convertible Preferred Stock

On September 30, 2003, we issued 35,000 shares of our series H convertible preferred stock, par value $0.01, to SOFTBANK for gross proceeds of $3.5 million, and on October 9, 2003, we issued an additional 15,000 shares of our series H preferred to DFJ ePlanet for gross proceeds of $1.5 million. Additionally, in October 2003, we issued an additional 25,562 shares of our series H preferred to SOFTBANK and DFJ ePlanet upon their conversion of our subordinated convertible notes in the aggregate amount of $2,556,223 (see Note 8). On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the shares of series H preferred into shares of common stock. We issued 9,370,115 shares to SOFTBANK and 4,809,324 shares to DFJ ePlanet upon conversion of the series H preferred.

Each share of series H preferred was convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, or $0.5329 per share. The conversion price for the series H preferred was subject to anti-dilution adjustment in the event of stock dividends, stock splits and combinations, and to full anti-dilution adjustment with respect to any equity issuance for consideration per share less than the series H preferred conversion price in effect on the date of such issue.

The conversion price per share of the series H preferred was below the prevailing market prices of the underlying common stock on the dates of issuance. Therefore, we were recording the beneficial conversion feature of the series H preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the series H preferred, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion, and was limited to the amount of gross proceeds received in the transaction. The beneficial conversion feature on the series H preferred of $7,556,222 was being recognized as a dividend to the preferred stockholders over the period beginning on the dates of issuance and ending on September 30, 2004, the date the series H preferred holders will have the right to convert the series H preferred into common stock. Upon the conversion of the series H preferred in April 2004, however, we recorded the entire remaining unrecognized beneficial conversion amount as a dividend. During the fiscal year ended March 31, 2004, we recorded dividends of $3,676,079 related to the series H beneficial conversion feature.

The holders of series H preferred were entitled to cumulative cash dividends at an annual rate of 8%; provided, however, if we made the first valid filing of relevant documentation with the Securities and Exchange Commission by February 29, 2004 to effect a reverse stock split or take such other corporate action, in each case to create a sufficient number of authorized shares of our common stock to permit the full conversion of all outstanding shares of series H preferred, then the 8% cumulative cash dividend on the series H preferred will not accrue or cumulate, and the holders of the series H preferred will have no right or entitlement thereto, for the period from September 30, 2003 until but not including June 1, 2004. If we did not have a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the Series H Preferred on or prior to September 15, 2004, the series H preferred would have become participating preferred stock, entitling the holders upon a liquidation of the Company to receive the liquidation preference of such stock and to share ratably in any distributions received by our common stockholders on an as-converted basis. If any liquidation, dissolution or winding up of the Company would have occurred, each holder of series H preferred would have been entitled to an amount equal to 500% of the series H preferred purchase price, plus accrued dividends. Since we filed the reverse stock split proxy statement on February 17, 2004, and converted all of the outstanding shares of series H preferred into shares of common stock on April 21, 2004, no dividends were incurred on any of the series H preferred.

Each share of series H preferred was entitled to such number of votes equal to the number of common shares then issuable upon conversion into common stock. Additionally, the purchasers had pre-emptive rights to participate in all future issuances of equity securities by the Company at the same price and on the same terms and conditions as we offer to other investors.

Also in connection with the issuance of series H preferred, we granted two demand registration rights with respect to the resale of the common shares issuable upon conversion of the series H preferred to SOFTBANK and DFJ ePlanet.

Series G Convertible Preferred Stock

Between May 29, 2003 and August 11, 2003, we sold 12,013 shares of our series G convertible preferred stock, par value $0.01, to an individual investor and three separate investment partnerships for an aggregate of $1,201,346. The series G preferred, with respect to dividend rights or rights upon liquidation, ranks junior to all other series of preferred stock and pari passu with shares of our common stock.

Each share of series G preferred is convertible at the option of the holder into such number of shares of common stock that is determined by dividing the series G preferred original issue price per share ($100) by the series G conversion price, which was initially $5.00. The series G conversion price was adjusted to $0.5329, in accordance with the terms of the amended series G preferred transaction documents, to reflect the same conversion price per share as the series H preferred issued to SOFTBANK on September 30, 2003. The conversion price is also subject to anti-dilution adjustment at any time in the event of stock dividends, stock splits, reverse stock splits, mergers, consolidations, recapitalizations or other similar transactions affecting the capitalization of the company. Assuming conversion in full of the shares of series G preferred at the current conversion price, we would be required to issue 2,254,356 shares of common stock to the series G investors.

Upon issuance and subsequent adjustment to the series G preferred conversion price, the conversion price was below the prevailing market price of the underlying common stock. Therefore, we recorded the beneficial conversion feature of the series G preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the preferred stock, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock on the dates of issuance, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. During the fiscal year ended March 31, 2004, a beneficial conversion feature of $247,873 was recognized as a dividend to the preferred stockholders upon issuance of the shares, and a subsequent beneficial conversion feature of $953,473 was recognized as a dividend to the preferred stockholders upon adjustment to the conversion price.

Investors in the series G preferred also received warrants to purchase an aggregate of 150,168 shares of our common stock at an exercise price of $8.00. The warrants have a three-year term and became fully exercisable six months after their dates of issuance.

Each share of series G preferred has such number of votes equal to the number of common shares then issuable upon conversion into common stock.

We will be required to file a registration statement, registering the shares issuable upon conversion of the series G preferred and exercise of the related warrants within thirty days after receiving a written request by the holder or holders of a majority of the shares.

Equity Line of Credit Agreement

On July 10, 2001 we entered into an amended equity line arrangement with Jameson Drive LLC. The equity line agreement provided for the purchase by Jameson of up to $15 million worth of shares of our common stock over a 24-month period ending July 2003. Jameson also received a five-year warrant to purchase 15,060 shares of common stock at an exercise price of $102. The agreement required us to draw a minimum of $2.5 million over the term of the agreement, and limited us to a maximum of $15 million. The agreement allowed us to draw on the equity line by selling common stock to Jameson based on a 10% discount to the market price of our common stock at the time of the sale.

We did not use the equity line during the fiscal years ended March 31, 2004 or 2003, and it expired in July 2003.

During the fiscal year ended March 31, 2002, we drew down gross proceeds of $1.8 million on the equity line by selling 121,329 shares of common stock to Jameson.

UTTC Series KW Convertible Preferred Stock

On December 12, 2001, all 123,240 shares of the UTTC Series KW preferred stock were converted into 184,893 shares of our common stock. The series KW preferred stock was issued by UTTC in a private placement on January 12, 2000 for gross proceeds of $3,000,000. In accordance with the terms of the series KW preferred, 41,080 shares of the series KW preferred was convertible into .03477 shares each of Vie common stock, and 82,160 shares of the series KW preferred was convertible at the liquidation value divided by the average closing price of Vie common stock for the twenty trading days preceding conversion.

UTTC Series TK Convertible Preferred Stock and Series T Warrants

The series TK preferred stock was issued by UTTC on June 4, 1999, in a private placement with TK Holdings, Inc. and one of its principals. UTTC issued 145,700 shares of series TK convertible preferred stock and series T warrants to purchase 2,000 shares of Vie common stock at $1,000 per share for gross proceeds of $2,000,000.

On September 24, 2001, we entered into an exchange agreement with the UTTC series TK preferred stock investors. We received 72,850 shares of series TK preferred stock, all of the outstanding 2,000 series T warrants, 3,095 of the 5,000 outstanding series K warrants, and an additional 39,000 shares of the class B common stock of Ashton Canada, in exchange for Vie’s investment in JAGfn. Our 5% equity investment in JAGfn was purchased for $1,500,000 on February 6, 2001. As a result of this exchange, we recorded a reduction in other assets of $1,500,000, a reduction in minority interest of $1,000,000 and a loss of $500,000 during the fiscal year ended March 31, 2002.

We also exchanged 72,850 shares of UTTC series TK preferred stock on March 9, 2001 for 733,945 shares of our common stock with a value of $1,000,000.

The fair value of the series T warrants was recorded as dividends over the vesting period, which began in June 2000. During the fiscal year ended March 31, 2002, we recorded dividends of $304,300 upon vesting of the series T warrants.

Series K Warrants

In connection with our agreement to form Ashton Canada in December 1999, we issued series K warrants to purchase 5,000 shares of Vie common stock at an exercise price of $250 per share to TK Holdings, Inc. The warrants expired on June 4, 2002. During the fiscal year ended March 31, 2002, we recorded dividends of $1,024,900 upon vesting of the series K warrants. Vie received 3,095 of the series K warrants from TK Holdings in an exchange on September 24, 2001. (See “UTTC Series TK Convertible Preferred Stock and Series T Warrants”).

Series B Preferred Stock

On September 18, 1997, we offered certain investors shares of our series B convertible preferred stock (with a liquidation preference of $10.00 per share); and the opportunity to exchange up to $3,000,000 of convertible and non-convertible notes previously issued by UTTC for up to 300,000 shares of series B preferred. During 1998, we issued 297,500 shares of series B preferred stock in exchange for the tender of $2,975,000 of the UTTC notes. We also sold 290,000 shares of our series B preferred stock at $10 per share during 1998, realizing total gross proceeds of $2,900,000. Each holder of series B preferred has the right to convert each share into: (i) .06 shares of Vie common stock; and (ii) one warrant to purchase 1.5 shares of UTTC common stock, at an exercise price of $1.00 per share, subject to adjustment.

The series B preferred pays cumulative dividends semi-annually at an annual rate of $0.90 per share. We have not paid cash dividends on the series B preferred since the fiscal year ended March 31, 2001. As of March 31, 2004, and 2003, dividends in arrears included $83,800 and $62,144, respectively, for the series B preferred.

During the fiscal year ended March 31, 2002, series B preferred holders converted 20,200 series B shares into a total of 1,212 shares of common stock.

10.	RELATED PARTY TRANSACTIONS

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

On April 21, 2004, SOFTBANK converted all of its series H preferred into 9,370,115 shares of common stock. SOFTBANK is entitled to 40% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK also invests in Innovations, which controls 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

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

On April 21, 2004, DFJ ePlanet converted all of its series H preferred into 4,809,324 shares of common stock. DFJ ePlanet is entitled to 21% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. DFJ ePlanet also invests in Innovations, which controls 26% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

Series H Convertible Preferred Stock

On September 30, 2003, we issued 35,000 shares of series H preferred at a purchase price of $3.5 million to SOFTBANK. On October 9, 2003, we issued 15,000 shares of series H preferred for an aggregate of $1.5 million to DFJ ePlanet on the same terms as the series H preferred shares issued to SOFTBANK.

On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the series H preferred shares into common stock. In connection with the 50,000 shares of series H preferred described above, we issued 6,567,836 shares of common stock to SOFTBANK and 2,814,787 shares of common stock to DFJ ePlanet upon the conversion (See Note 9).

Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue subordinated convertible notes and warrants to purchase shares of our common stock. The loan agreement was executed by and between Vie, SOFTBANK and DFJ ePlanet (See Note 8).

On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the shares of series H preferred into shares of common stock. In connection with the 25,562 shares of series H preferred that were issued upon conversion of the notes described above, we issued 2,802,279 shares of common stock to SOFTBANK and 1,994,537 shares of common stock to DFJ ePlanet upon the series H preferred conversion.

Relationship with Innovations

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, as amended. Pursuant to the purchase agreement, we issued 6,087,076 shares of our common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and is convertible at any time into 528,708 shares of our common stock, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Vie Financial Group. On June 18, 2003, Innovations converted $154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 29,962 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash.

As of March 31, 2004, Innovations owned approximately 88% of our outstanding shares of common stock. Innovations is currently entitled to 26% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock.

Robert J. Warshaw was our interim Chief Executive Officer for the period May 8, 2002 through October 9, 2002. Mr. Warshaw is also a director of Vie Financial Group and the Chief Executive Officer of OptiMark Holdings, Inc. and OptiMark, Inc. OptiMark, Inc. is a wholly-owned subsidiary of OptiMark Holdings, Inc. and is also the parent company of OptiMark Innovations, Inc. Mr. Warshaw is paid a base salary and a guaranteed bonus by OptiMark, Inc. We reimbursed OptiMark, Inc. for the portion of Mr. Warshaw’s base salary and guaranteed bonus that was attributable to his performance as our acting Chief Executive Officer. From May 8, 2002 through October 9, 2002, we reimbursed OptiMark $137,261 related to Mr. Warshaw’s compensation. We entered into an employment agreement with Mr. Warshaw effective September 15, 2002, whereby we also granted him 47,555 stock options at an exercise price of $8.00. The options became fully vested upon the employment of Dean Stamos, our current Chief Executive Officer, on October 9, 2002.

In December 2002, we purchased computer equipment and consulting services related to development of the VWAP trading system software from OptiMark, Inc. for a total price of $241,126. We also entered into a services agreement with OptiMark, Inc. on January 1, 2003, whereby we provide office space and certain technology and communications support personnel to OptiMark, Inc. and OptiMark, Inc. provides to us certain administrative support personnel. We owed a balance of $30,170 to OptiMark, Inc. for the computer equipment, consulting services and the net amount payable to OptiMark, Inc. under the services agreement as of March 31, 2004.

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

Separation Agreement with Fred S. Weingard

We entered into a separation agreement with Fred S. Weingard, effective July 18, 2003. As consideration for Mr. Weingard’s release of claims and certain non-solicitation, non-competition and non-disclosure obligations, Mr. Weingard was entitled to severance payments totaling $110,000, healthcare insurance paid for by us for the three months ending October 31, 2003, and accelerated vesting with respect to 23,778 of the options held by Mr. Weingard. We paid $55,000 of Mr. Weingard’s severance on July 31, 2003, and we paid an additional $55,000 in six equal semi-monthly installments from August 15, 2003 through October 31, 2003. Also in accordance with the agreement, the expiration date of his vested options, totaling 71,333, was extended from July 15, 2004 to July 15, 2005. The separation agreement releases us from claims related to a March 4, 2003 employment agreement with Mr. Weingard, effective May 18, 2002, which entitled him to (i) an annual salary of no less than $220,000 per year; (ii) the potential for discretionary cash bonuses; (iii) a grant of options to purchase 142,666 shares of our common stock under the 2002 Option Plan at an exercise price of $8.00; and (iv) upon termination without cause or his resignation upon constructive termination, accelerated vesting with respect to 15,852 of his options, $110,000 in severance pay, and the ability to exercise his vested options for a period of one year after the date of termination.

Separation Agreement with Frederic W. Rittereiser

On April 15, 2002, we entered into a separation agreement with our former Chief Executive Officer, Fredric W. Rittereiser, which became effective on May 7, 2002. As consideration for Mr. Rittereiser’s resignation, release of claims and on-going non-solicitation, non-competition and non-disclosure obligations, Mr. Rittereiser received: (i) a $150,000 cash payment, (ii) reimbursement of expenses incurred by Mr. Rittereiser from January 18, 2002 through May 7, 2002 totaling $6,000 and (iii)

40,000 shares of our common stock. According to the terms of the separation agreement, Mr. Rittereiser also received healthcare insurance paid by us through May 7, 2003. During the fiscal year ended March 31, 2003, we recorded a non-cash compensation charge of $720,000 for the value of the shares issued.

Consulting Agreement with Arthur J. Bacci

On January 7, 2002, we entered into a consulting agreement with Mr. Bacci, our former President and Chief Operating Officer, and a former director. In consideration for his services in the negotiation of definitive agreements with Innovations, Mr. Bacci received a cash payment of $10,000, and payment of his medical coverage through April 1, 2002. Further, on June 13, 2002, we agreed to issue 2,750 shares of our common stock to Mr. Bacci in connection with his services in the Innovations transaction. We included a charge of $41,250 in professional fees during the fiscal year ended March 31, 2003 for the issuance of these shares.

Adirondack Capital, LLC

In 1997, we retained Adirondack Capital, LLC to provide investment banking and financial advisory services. K. Ivan F. Gothner, a former member of our board of directors, is the managing director of Adirondack. We paid consulting fees to Adirondack amounting to $80,000 during the fiscal year ended March 31, 2002. Effective May 7, 2002, Mr. Gothner resigned from the board of directors.

11.	STOCK OPTION PLANS

Vie Stock Option Plans

On June 13, 2002, our board of directors approved the 2002 Option Plan. Our stockholders approved the plan, which provided for the grant of stock options to purchase up to 1,902,211 shares of common stock, at the annual meeting of stockholders held on September 13, 2002. The maximum term of options granted under the 2002 plan is 10 years, and the options generally become vested over four years as follows: 1/6th become vested six months after the grant date, 1/6th become vested one year from the grant date, and 2/9ths become vested on each of the second, third and fourth anniversary dates from the grant date. Shares of common stock that are attributable to awards that have expired, terminated or been canceled or forfeited are generally available for issuance or use in connection with future awards. As of March 31, 2004, 377,507 shares remain available for grant under the 2002 plan.

In September 2000, our stockholders approved the 2000 Incentive Plan. A total of 30,000 shares for which options may be granted were reserved pursuant to the 2000 Plan. In November 1998, our board of directors adopted the 1999 Stock Incentive Plan. A total of 25,500 shares for which options may be granted were reserved pursuant to the 1999 Plan. In July 1998, our board of directors adopted the 1998 Stock Incentive Plan. A total of 64,500 shares for which options may be granted were reserved pursuant to the 1998 Plan. The 2000 Plan and the 1999 Plan will remain in effect until September 2010 and November 2005, respectively, unless sooner terminated by our board of directors. The 1998 Plan expired in accordance with its terms in July 2003. After such dates, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the respective plans. As of March 31, 2004, 30,000 and 24,200 shares remain available for grant under the 2000 Plan and the 1999 Plan, respectively, although we currently do not anticipate making any future grants pursuant to these plans.

We have also issued options to purchase 2,913 shares under agreements separate from the option plans described above. 413 of these options are still outstanding at March 31, 2004.

A summary of the status of our stock options outstanding as of March 31, 2004, 2003 and 2002 is as follows:

	March 31, 2004		March 31, 2003		March 31, 2002
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	1,801,481	$11.25	66,393	$348.00	84,404	$353.00
Cancelled during the year	(641,578)	13.04	(208,168)	88.00	(18,061)	373.00
Exercised during the year	—	—	—	—	—	—
Granted during the year	369,408	3.03	1,943,256	8.00	50	90.00

Outstanding at end of year	1,529,311	$8.49	1,801,481	$11.25	66,393	$348.00

The following table summarizes information about our stock options outstanding and exercisable at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 – 5.50	245,630	8.4 Years	$0.53	245,630	$0.53
$5.51 – 100.50	1,279,069	7.5 Years	8.00	579,547	8.00
$100.51 – 400.50	2,900	2.0 Years	400.00	2,900	400.00
$400.51 – 712.50	50	0.6 Years	668.80	50	668.80
$712.51 – 855.50	1,000	0.8 Years	812.50	1,000	812.50
$855.51 – 997.50	412	0.7 Years	860.40	412	860.40
$997.51 – 1,050.00	250	0.2 Years	1,050	250	1,050.00

	1,529,311	7.6 Years	$8.49	829,789	$8.91

We recognize a non-cash compensation charge for options granted to non-employees in compliance with SFAS No. 123, Accounting for Stock-Based Compensation. No Vie stock options were granted to third parties during the three fiscal years ended March 31, 2003.

On January 30, 2004, in recognition of past services in their capacity as directors of Vie, the Board of Directors approved the grant of 35,090 stock options at an exercise price of $0.5329 to each of the following directors:

Carmine F. Adimando

Jonathan F. Foster

William A. Lupien

Roy S. Neff

Howard J. Schwartz

Robert J. Warshaw

These options were granted on February 3, 2004 and will remain exercisable for a period of ten years in the case of Messrs. Lupien and Warshaw, and until February 17, 2005 in the case of Messrs. Adimando, Foster, Neff and Schwartz, who resigned from the Board of Directors effective February 17,

2004. Such options constitute the sole compensation provided by the Company to the directors for their service to the Company in 2003 as directors and Audit Committee and Special Committee members. We also issued 35,090 options to an outside advisor on the same date. Because the strike prices of these grants were below the market value of our common stock on the date of grant, we recorded a compensation charge of $621,224 during the fiscal year ended March 31, 2004.

UTTC Stock Option Plan

In October 1999, UTTC’s board of directors adopted the 1999 UTTC Stock Option Plan, pursuant to which UTTC issued stock options to its employees and third parties. A summary of the status of the UTTC stock options outstanding as of March 31, 2004, 2003 and 2002 is as follows:

	March 31, 2004		March 31, 2003		March 31, 2002
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	1,521,750	$2.21	4,975,188	$1.99	6,709,751	$2.17
Cancelled during the year	(1,302,375)	1.72	(3,453,438)	1.89	(1,734,563)	2.71
Exercised during the year	—	—	—	—	—	—
Granted during the year	—	—	—	—	—	—

Outstanding at end of year	219,375	$2.85	1,521,750	$2.21	4,975,188	$1.99

The following table summarizes information about UTTC stock options outstanding and exercisable at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00	95,625	0.9 years	2.00	1,049,000	2.00
$3.50	123,750	0.9 years	3.50	167,400	3.50

	219,375	0.9 years	$2.85	1,216,400	$2.21

UTTC stock options granted to non-employees generally vest immediately and have a maximum exercise term of five years. If we had elected to recognize compensation cost based on the fair value of the UTTC options granted to directors and employees at the grant date as prescribed by SFAS No. 123, there would be no effect on the net loss.

12.	BENEFIT PLANS

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. Certain officers of Vie serve as trustees of the plan. We may make discretionary contributions, however, we made no contributions during the three fiscal years ended March 31, 2004.

13.	INCOME TAXES

We have net operating loss carryforwards at March 31, 2004 of approximately $73,600,000, which will expire between 2011 and 2024, available to reduce future federal taxable income. Additionally, the income tax basis of intangibles and non-qualified options exceeds the basis for financial reporting purposes by approximately $8,532,000. The carryforwards and the temporary difference result in a deferred tax asset of approximately $30,307,000 and $29,307,000 at March 31, 2004 and 2003, respectively, for which we have provided a full valuation allowance due to the uncertainty about the future realization of this tax benefit. As more fully disclosed in Note 10, we had a substantial change in ownership on May 7, 2002. As such, we may now be limited to the amount of net operating loss carryforwards that we use in a particular year to offset future taxable income.

	March 31, 2004	March 31, 2003
Net operating loss carryforward	$29,440,000	$25,440,000
Basis of intangible asset	540,000	540,000
Grant of non-qualified options	3,327,000	3,327,000
Valuation allowance	(33,307,000)	(29,307,000)

Deferred tax asset	$—	$—

The difference between the income tax benefit computed at the federal statutory rate and the actual provision for income taxes is accounted for as follows:

	Year ended March 31,
	2004	2003	2002
Tax benefit computed at the federal statutory rate of 34%	$(3,400,000)	$(4,100,000)	$(4,000,000)
State and local income taxes	(600,000)	(1,200,000)	(800,000)
Change in valuation allowance	4,000,000	5,300,000	4,800,000

	$—	$—	$—

Vie Financial Group, UTTC, REB and Vie Institutional Services, and Vie Securities filed a consolidated federal income tax return for the fiscal years ended March 31, 2003 and 2002, and will file a consolidated federal income tax return for the fiscal year ended March 31, 2004 during fiscal 2005. eMC files separate federal tax returns. In 1999, Vie entered into an agreement with UTTC and its subsidiaries which provides that any member of the group, which has taxable income, must compensate any other member for the use of net operating losses and tax credits.

14.	COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

Lease Commitments

Effective June 20, 2002, we entered into a three-year sublease for approximately 6,000 square feet of office space in New York, New York. Effective October 1, 2003, we moved our principal executive offices to this location. Prior to October 1, 2003, this location served our New York-based staff, which included administrative, marketing and technology employees.

On December 23, 1999, we entered into a ten-year lease for approximately 11,000 square feet of office space in Philadelphia, Pennsylvania. This location served as our corporate headquarters prior to October 1, 2003. On June 3, 2004 we entered into an agreement to sublease this space for its entire remaining term.

We also previously leased approximately 1,675 square feet of office space at 1900 Market Street, Suite 701, Philadelphia, Pennsylvania 19103, pursuant to a sublease expiring in May 2005, however we mutually agreed to terminate the sublease effective May 31, 2004. This was previously the principal location for our data center, which is now primarily located at a third-party “co-location” facility in New York, New York. We lease the Manhattan data center facility pursuant to a one-year lease agreement expiring in August 2004.

The leases are subject to escalation for our share of increases in real estate taxes and other operating expenses. We also lease certain office equipment under operating leases with expiration dates through February 2007. Future minimum operating lease payments, net of estimated sub-rental income, under these agreements are as follows:

Fiscal year ending March 31,
2005	$453,539
2006	146,406
2007	99,419
2008	95,650
2009	98,608
Thereafter	135,587

Total	$1,029,209

Rent expense for the fiscal years ended March 31, 2004, 2003 and 2002 totaled approximately $460,863, $507,060, and $634,017, respectively.

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

On June 7, 2000, our subsidiary, Ashton Canada, entered into a written agreement with the Toronto Stock Exchange Inc. for the integration of Ashton Canada’s eVWAP trade match software, equipment and communications facilities with the Toronto Stock Exchange’s continuous auction market for securities. After Ashton Canada had designed and implemented the eVWAP software and assisted the Toronto Stock Exchange in securing all necessary approvals of the Ontario Securities Commission, the Toronto Stock Exchange, without proper justification or excuse, suspended the integration of eVWAP. Thereafter, following failure by the parties to resolve this matter, on June 11, 2003, Ashton Canada filed an arbitration claim against the Toronto Stock Exchange seeking damages of US $30 million for breach of contract, interest in the amount for a period as may be determined by the arbitrator, and costs of the arbitration. The arbitration was filed under the Ontario Arbitrations Act. The arbitration case began in May 2004, and closing arguments were submitted to the arbitrator in June 2004. The outcome of these claims is uncertain at this time.

Settlement of Claims

On April 30, 2002, we entered into a final settlement agreement with Matthew Saltzman, the former President of eMC, in connection with the arbitration award in the amount of $510,750 granted to Mr. Saltzman by the American Arbitration Association on January 14, 2002. Pursuant to the settlement, we agreed to pay an aggregate of $200,000 cash, issue 4,000 shares of common stock, and grant certain rights related to eMC to satisfy the award in its entirety. We paid an initial payment of $50,000 in February 2002. We made additional payments of $100,000 and issued 4,000 shares of our common stock during the fiscal year ended March 31, 2003. Pursuant to the final settlement agreement we also made a final payment of $55,713 together with interest accrued at a rate of 9% per annum on May 1, 2003. For such consideration, Mr. Saltzman executed a release and waiver of all claims against us, including without limitation, claims in connection with the arbitration. We accrued $55,250 related to the unpaid portion of the settlement as of March 31, 2003.

15.	NET CAPITAL REQUIREMENTS

As a registered broker-dealers, Vie Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

We have elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 31, 2004, Vie Securities had net capital of $2,100,873, of which $2,000,873 was in excess of required net capital.

16.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31	December 31	September 30	June 30
Year ended March 31, 2004
Revenues	$1,981,932	$2,208,800	$2,503,429	$2,225,360
Net loss from continuing operations	(2,139,064)	(3,009,980)	(2,074,418)	(2,893,232)
Net loss from discontinued operations	(1,416)	(390)	(-)	(20)
Net loss per share from continuing operations	(0.59)	(0.68)	(0.44)	(0.45)
Net loss per common share	(0.59)	(0.68)	(0.44)	(0.45)

	Quarter Ended
	March 31	December 31	September 30	June 30
Year ended March 31, 2003
Revenues	$2,628,557	$830,119	$583,961	$253,981
Net loss from continuing operations	(2,186,368)	(2,823,939)	(3,650,849)	(3,415,025)
Net (loss) income from discontinued operations	(45)	(121)	(1,027)	308
Net loss per share from continuing operations	(0.19)	(0.41)	(0.53)	(0.80)
Net loss per common share	(0.19)	(0.41)	(0.53)	(0.80)

	Quarter Ended
	March 31	December 31	September 30	June 30
Year ended March 31, 2002
Revenues	$326,710	$750,296	$1,206,726	$205,738
Net loss from continuing operations	(1,875,586)	(3,031,012)	(3,539,915)	(3,974,537)
Net income (loss) from discontinued operations	5,782	(4,977)	(1,077)	(889)
Gain on disposal of discontinued operations	65,870	—	601,267	—
Net income (loss) per share from continuing operations	2.83	(6.29)	(12.45)	(14.30)
Net gain (loss) per share from discontinued operations	(0.31)	(0.01)	1.77	—
Net income (loss) per common share	2.52	(6.30)	(10.68)	(14.30)

17.	SUBSEQUENT EVENTS

Common Stock Reverse Split

On April 8, 2004, our stockholders voted to amend our certificate of incorporation to authorize a 1-for-100 reverse split of our common stock. We completed the reverse split on April 20, 2004. As a result of rounding up fractional shares held by registered stockholders on the effective date of the reverse split, we issued an additional 96 shares of common stock. All common share numbers in this document have been restated to reflect the reverse split.

Series H Conversion

On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the shares of series H preferred into shares of common stock. We issued 9,370,115 shares of common stock to SOFTBANK and 4,809,324 shares of common stock to DFJ ePlanet upon conversion of the series H preferred.

2002 Stock Option Plan

On June 15, 2004, our board of directors authorized an additional 3,590,957 shares of common stock to be reserved pursuant to the 2002 Option Plan. Also on June 15, 2004, the board granted options to employees and directors to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.5329.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees of the Company which provides, among other things, for honest and ethical conduct; avoidance of conflicts of interest, including the disclosure of any material transaction or relationship that could be expected to give rise to a conflict; full, fair, accurate, timely and understandable disclosure in reports filed by the Company with the Securities and Exchange Commission; internal reporting of Code of Conduct violations; and accountability for any violations. The Company will provide to any person without charge a copy of such Code of Conduct upon written request to the Company at 1114 Avenue of the Americas, 22nd Floor, New York, NY 10036, Attention: Secretary.

Additional information with respect to Directors and Executive Officers of the Registrant will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit #	Description*

2	Agreement and Plan of Reorganization, dated as of October 25, 1995, among Ashton, Universal Trading Technologies Corp. (“UTTC”), Robert A. Eprile (“Eprile”), David N. Rosensaft (“Rosensaft”), The Dover Group, Inc. (“Dover”) and Medford Financial Inc. (1)

3.1(a)	Certificate of Incorporation of Ashton filed February 16, 1994. (1)

3.1(b)	Certificate of Amendment of Ashton filed October 27, 1995. (1)

3.1(c)	Certificate of Amendment of Ashton filed December 7, 1995. (1)

3.1(d)	Certificate of Amendment of Ashton filed February 1996. (1)

3.1(e)	Certificate of Amendment of Ashton filed October 17, 2001. (10)

3.1(f)	Certificate of Amendment of Ashton filed April 18, 2002. (16)

3.2	The Ashton Technology Group, Inc. Bylaws, as Amended and Restated June 20, 2000. (10)

3.3	Vie Financial Group, Inc. Bylaws, as Amended and Restated July 12, 2002. (17)

4.0	Specimen of Common Stock. (1)

4.1	Certificate of Designation for Series B Convertible Preferred Stock. (2)

Exhibit #	Description*

4.2	Certificate of Correction to Certificate of Designation of Preferences and Rights of the Series B Cumulative Preferred Stock. (3)

4.3	Certificate of Increase to Authorized Number of Shares of Series B Cumulative Preferred Stock. (3)

4.4	Certificate of Designation for UTTC™ Series TK Convertible Preferred Stock. (4)

4.5	UTTC™ Certificate of Designation for Series KW Convertible Preferred Stock. (9)

4.6	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock. (5)

4.7	Series F Preferred Stock Purchase Warrant. (5)

4.8	Certificate of Retirement of Series F Convertible Preferred Stock. (16)

4.9	Securities Purchase Agreement, dated as of February 4, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (13)

4.10	Amendment No. 1 to Securities Purchase Agreement, dated as of March 6, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.(14)

4.11	Amendment No. 2 to Securities Purchase Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc.(14)

4.12	Investors’ Rights Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (14)

4.13	Senior Secured Convertible Note of The Ashton Technology Group, Inc. issued in favor of OptiMark Innovations, Inc., dated as of May 3, 2002. (14)

4.14	Securities Exchange Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and RGC International Investors, LDC. (14)

4.15	7.5% Senior Secured Note of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC, dated as of May 3, 2002. (14)

4.16	Intercreditor, Subordination and Standstill Agreement, dated as of May 3, 2002, by and among RGC International Investors, LDC, OptiMark Innovations Inc., The Ashton Technology Group, Inc. and Universal Trading Technologies Corporation. (14)

4.17	Non-competition Agreement, dated as of May 3, 2002, by and among The Ashton Technology Group, Inc., OptiMark Innovations Inc., OptiMark, Inc. and OptiMark Holdings, Inc.(14)

4.18	Stock Purchase Warrant of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC. (14)

4.19	Indemnification Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.). (14)

4.20	Secured Convertible Note by The Ashton Technology Group, Inc. to RGC International Investors, LDC dated July 13, 2001. (11)

Exhibit #	Description*

4.21	Registration Rights Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001. (11)

4.22	Securities Exchange Agreement between The Ashton Technology Group, Inc. and RGC International Investors, LDC dated July 13, 2001. (11)

4.23	Agreement for Sale and Purchase of Shares in Respect of the Shares of Kingsway ATG Asia Limited. (16)

4.24	Letter Loan Agreement by and between RGC International Investors, LDC, Ashton and UTTC. (16)

4.25	Short-term Bridging Loan—Principal sum of US$ 500,000 between The Ashton Technology Group, Inc. and HK Weaver Group Limited, dated January 30, 2002. (13)

4.26	Share Mortgage between The Ashton Technology Group, Inc. and HK Weaver Group Limited, dated January 30, 2002. (16)

4.27	Promissory Note for principal amount of $699,972 dated as of December 30, 2002 issued by Vie to SOFTBANK Capital Partners LP. (18)

4.28	Promissory Note for principal amount of $687,946 dated as of December 30, 2002 issued by Vie to SOFTBANK Capital LP. (18)

4.29	Promissory Note for principal amount of $12,082 dated as of December 30, 2002 issued by Vie to SOFTBANK Capital Advisors Fund LP. (18)

4.30	Promissory Note for principal amount of $963,000 dated as of December 30,2002 issued by Vie to Draper Fisher Jurvetson ePlanet Ventures L.P. (18)

4.31	Promissory Note for principal amount of $20,000 dated as of December 30, 2002 issued by Vie to Draper Fisher Jurvetson ePlanet Partners Fund, LLC. (18)

4.32	Promissory Note for principal amount of $17,000 dated as of December 30, 2002 issued by Vie to Draper Fisher Jurvetson ePlanet Ventures Gmbh & Co. KG. (18)

4.33	Warrant to Purchase Shares of Stock of Vie issued to SOFTBANK Capital Partners LP, dated as of December 30, 2002. (18)

4.34	Warrant to Purchase Shares of Stock of Vie issued to SOFTBANK capital LP, dated as of December 30, 2002. (18)

4.35	Warrant to Purchase Shares of Stock of Vie issued to SOFTBANK Capital Advisors Fund LP, dated as of December 30, 2002. (18)

4.36	Warrant to Purchase Shares of Stock of Vie issued to Draper Fisher Jurvetson ePlanet Ventures L.P., dated as of December 30, 2002. (18)

4.37	Warrant to Purchase Shares of Stock of Vie issued to Draper Fisher Jurvetson ePlanet Partners Fund, dated as of December 30, 2002. (18)

4.38	Warrant to Purchase Shares of Stock of Vie issued to Draper Fisher ePlanet Ventures GmbH & Co. KG, dated as of December 30, 2002. (18)

Exhibit #	Description*

4.39	Securities Purchase Agreement, dated as of February 4, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (13)

4.40	Amendment No. 1 to Securities Purchase Agreement, dated as of March 6, 2002, by and between The Ashton Technology Group, inc. and OptiMark Innovations Inc. (19)

4.41	Amendment No. 2 to the Securities Purchase Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (19)

4.42	Investors’ Right Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (19)

4.43	Senior Secured Convertible Note of The Ashton Technology Group, Inc. issued in favor of OptiMark Innovations, Inc., dated as of May 3, 2002. (19)

4.44	Securities Exchange Agreement dated as of May 3, 2002 by and between The Ashton Technology Group, Inc. and RGC International Investors, LDC. (19)

4.45	7.5% Senior Secured Note of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC, dated as of May 3, 2002. (19)

4.46	Intercreditor, Subordination and Standstill Agreement, dated as of May 3, 2002, by and among RGC International Investors, LDC, OptiMark Innovations Inc., The Ashton Technology Group, Inc. and Universal Trading Technologies Corporation. (19)

4.47	Non-competition Agreement, dated as of May 3, 2002, by and among The Ashton Technology Group, Inc., OptiMark Innovations Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (19)

4.48	Stock Purchase Warrant of The Ashton Technology Group, Inc. issued in favor of RGC International Investors, LDC. (19)

4.49	Indemnification Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.). (19)

4.50	Form of Stock Purchase K Warrants. (4)

4.51	Certificate of Designations for Series G Convertible Preferred Stock of Vie Financial Group, Inc.

4.52	Certificate of Correction of the Certificate of Designations for Series G Convertible Preferred Stock. (21)

4.53	Certificate of Designations of Series H Convertible Preferred Stock of Vie Financial Group, Inc. (20)

4.54	Third Certificate of Amendment of Certificate of Designations of Series H Convertible Preferred Stock. (22)

10.1	Joint Venture Agreement by and between The Ashton Technology Group, Inc. and Kingsway Electronic Services, Ltd. dated as of December 16, 1999. (4)

10.2	Unanimous Shareholder Agreement between The Ashton Technology Group, Inc., 3690822 Canada, Inc. and Ashton Technology Canada, Inc. dated as of December 20, 1999. (4)

10.3	Tax Allocation Agreement by and among The Ashton Technology Group, Inc. and UTTC™ dated as of October 27, 1999. (4)

Exhibit #	Description*

10.4	Lease Agreement between The Ashton Technology Group, Inc. and Eleven Colonial Penn Plaza Associates for 11 Penn Center, Philadelphia, PA. (9)

10.5	Toronto Stock Exchange Integration Agreement (9)

10.6	Employment Agreement, effective as of September 1, 2000, by and between The Ashton Technology Group, Inc., Universal Trading Technologies Corporation and Frederic W. Rittereiser. (6)

10.7	Operating Agreement between and among ATG Trading, LLC, The Ashton Technology Group, Inc. and Thomas L. Rittereiser dated as of August 21, 2000. (7)

10.8	Common Stock Purchase Agreement, dated as of February 5, 2001, between The Ashton Technology Group, Inc. and CALP II Limited Partnership. (8)

10.9	Sub-Sublease Agreement between UTTC™ and The Philadelphia Stock Exchange for 1900 Market St., Philadelphia, PA. (16)

10.10	Sublease Agreement between Ashton and The Northwestern Mutual Life Insurance Company for 1114 Avenue of the Americas, New York, NY. (16)

10.11	Separation Agreement and Release dated as of April 15, 2002 by and between The Ashton Technology Group, Inc. and Fredric W. Rittereiser. (14)

10.12	First Amended and Restated Securities Purchase Agreement between The Ashton Technology Group, Inc. and Jameson Drive LLC, dated July 10, 2001 (15)

10.13	Form of Warrant issued by The Ashton Technology Group, Inc. to Jameson Drive, LLC dated July 10, 2001 (15)

10.14	Agreement between The Ashton Technology Group, Inc. and Jameson Drive LLC, dated July 10, 2001. (15)

10.15	Promissory Note in favor of Optimark Innovations, Inc., dated April 30, 2002. (16)

10.16	Promissory Note in favor of The Ashton Technology Group, Inc., dated April 30, 2002. (16)

10.17	Agreement between Vie Financial Group, Inc. and Robert Warshaw, dated as of September 11, 2002. (17)

10.18	Agreement between Vie Financial Group, Inc. and James S. Pak, dated as of October 2, 2002. (17)

10.19	Agreement between Vie Financial Group, Inc. and Trevor B. Price, dated as of October 7, 2002. (17)

10.20	Loan Agreement dated as of December 30, 2002 by and among Vie and the Lenders. (18)

10.21	Separation Agreement and Release dated as of April 15, 2002 by and between The Ashton Technology Group, Inc. and Fredric W. Rittereiser. (19)

10.22	Series H Preferred Stock Purchase Agreement dated September 30, 2003, by and among Vie Financial Group, Inc. and SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP. (20)

Exhibit #	Description*

10.23	Series H Preferred Stock Purchase Agreement dated October 9, 2003, by and among Vie Financial Group, Inc. and Draper Fisher Jurvetson ePlanet Ventures LP, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. (23)

10.24	Series H Amended and Restated Registration Rights Agreement dated October 9, 2003, by and among Vie Financial Group, Inc. and SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund P, Draper Fisher Jurvetson ePlanet Ventures LP, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. (23)

10.25	Sublease by and between Vie Financial Group, Inc. and Philadelphia Safe and Sound, dated June 3, 2004.

21	Subsidiaries of Vie Financial Group, Inc.

23	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated in the applicable footnote.

(1)	Incorporated by reference to the Company’s Form SB-2 Registration Statement No. 33-1182.

(2)	Incorporated by reference to Form 10-KSB, for the period ended March 31, 1998.

(3)	Incorporated by reference to Form 10-Q, for the period ended September 30, 1999.

(4)	Incorporated by reference to Form 10-Q, for the period ended December 31, 1999.

(5)	Incorporated by reference to Form 8-K, dated August 24, 1999.

(6)	Incorporated by reference to Form 10-Q, for the period ended June 30, 2000.

(7)	Incorporated by reference to Form 10-Q, for the period ended September 30, 2000.

(8)	Incorporated by reference to Form S-3, dated May 22, 2001.

(9)	Incorporated by reference to Form 10-K, for the period ended March 31, 2000.

(10)	Incorporated by reference to Form 10-K, for the period ended March 31, 2001.

(11)	Incorporated by reference to Form 10-Q, for the period ended June 30, 2001.

(12)	Not used.

(13)	Incorporated by reference to Form 8-K, dated January 30, 2002.

(14)	Incorporated by reference to Form 8-K, dated May 7, 2002.

(15)	Incorporated by reference to Form S-2, dated July 19, 2001.

(16)	Incorporated by reference to Form 10-K, for the period ended March 31, 2002.

(17)	Incorporated by reference to Form 10-Q, for the period ended September 30, 3002.

(18)	Incorporated by reference to Form 8-K, dated January 3, 2003.

(19)	Incorporated by reference to Form 8-K, dated May 22, 2002.

(20)	Incorporated by reference to form 8-K, dated October 3, 2003.

(21)	Incorporated by reference to Form 10-Q, for the period ended September 30, 2003.

(22)	Incorporated by reference to Form 10-Q, for the period ended December 31, 2003.

(23)	Incorporated by reference to Form 8-K, dated October 14, 2003.

(b)	Reports on Form 8-K

1.	On January 6, 2004, the Company furnished a Current Report on Form 8-K dated December 23, 2003, that included Item 5. “Other Events”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 14, 2004.

VIE FINANCIAL GROUP, INC.

By:	/s/ DEAN G. STAMOS
Dean G. Stamos
Chief Executive Officer

By:	/s/ DANIEL A. NOLE
Daniel A. Nole
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD D. FISHER Ronald D. Fisher	Director	July 14, 2004

/s/ WILLIAM LUPIEN William Lupien	Director	July 14, 2004

/s/ JONAH M. MEER Jonah M. Meer	Director	July 14, 2004

/s/ DEAN G. STAMOS Dean G. Stamos	Director and Chief Executive Officer (Principal Executive Officer)	July 14, 2004

/s/ ROBERT J. WARSHAW Robert J. Warshaw	Director	July 14, 2004

/s/ DANIEL A. NOLE Daniel A. Nole	Chief Financial Officer (Principal Financial Officer)	July 14, 2004

/s/ JENNIFER L. ANDREWS Jennifer L. Andrews	Principal Accounting Officer	July 14, 2004