Form 10-Q
period 2004-06-30
VIE FINANCIAL GROUP INC
filed 2004-08-16
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date:

Common Stock $.01 par value	21,139,245
(Title of Class)	(No. of shares as of August 16, 2004)

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

•	our ability to continue as a “going concern”;

•	availability and terms of debt and/ or equity capital to fund our operations;

•	our ability to become profitable;

•	our dependence on arrangements with our clearing firm, liquidity partners, execution venues and self-regulatory organizations;

•	changes in business strategy or development plans;

•	our dependence on proprietary and third-party technology and demand for such technology;

•	fluctuations in securities trading volumes, prices and market liquidity;

•	industry trends;

•	our ability to broaden our customer mix;

•	competition;

•	our ability to expand existing and develop new markets for our products;

•	our ability to develop intended future products;

•	availability and retention of qualified personnel;

•	changes in government regulation;

•	general economic and business conditions; and

•	other risk factors referred to in this Form 10-Q under the heading “Additional Factors That May Affect Future Results”.

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

ITEM 1. FINANCIAL STATEMENTS

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
Assets

Cash and cash equivalents	$1,496,428	$2,249,187
Securities owned, at fair value	12,334	17,244
Receivables from brokers, dealers and other	428,974	787,245
Prepaid expenses and other current assets	476,245	107,119

Total current assets	2,413,981	3,160,795
Property and equipment, net of accumulated depreciation	115,453	120,535
Other assets	407,858	406,768

Total assets	$2,937,292	$3,688,098

Liabilities and Stockholders’ Deficiency

Accounts payable and accrued expenses	$2,023,714	$1,403,431
Securities sold, not yet purchased, at fair value	—	103,902
Accrued severance and current portion of lease termination liability	142,053	178,785
Net liabilities of discontinued operations	62,667	62,667

Total current liabilities	2,228,434	1,748,785

Secured note	4,967,109	4,803,761
Secured convertible note	1,386,019	1,218,519
Lease termination liability	431,834	524,579
Other liabilities	50,804	39,951

Total liabilities	9,064,200	8,335,595

Commitments and contingencies

Preferred Stock – shares authorized: 3,000,000
590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000

100,000 shares designated as Series G – par value: $0.01; shares issued and outstanding: 10,394 and none	120	120

100,000 shares designated as Series H – par value: $0.01; shares issued and outstanding: none and 75,562	—	756

Common stock - par value: $.01; shares authorized: 1,000,000,000; shares issued and outstanding; 21,139,245 and 6,959,711	211,392	6,959,711

Additional paid-in capital	110,387,193	99,723,729
Accumulated deficit	(116,924,901)	(111,531,101)
Accumulated other comprehensive loss	(40,712)	(40,712)

Total stockholders’ deficiency	(6,126,908)	(4,647,497)

Total liabilities and stockholders’ deficiency	$2,937,292	$3,688,098

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues	$1,951,705	$2,225,360

Expenses:
Salaries and employee benefits	973,479	1,283,408
Professional fees	398,830	247,728
Brokerage, clearing and exchange fees	709,938	1,042,207
Depreciation and amortization	16,275	164,057
Non-cash compensation charges	34,248	—
Loss on trading activities	258,762	1,233,825
Selling, general and administrative	665,894	673,616
Restructuring charges	49,190	—

Total costs and expenses	3,106,616	4,644,841

Loss from operations	(1,154,911)	(2,419,481)

Interest income	1,399	5,488
Interest expense	(354,761)	(427,162)
Debt issue costs	—	(3,321)
Other expense	—	(47,793)
Equity in loss of affiliates	—	(963)

Net loss from continuing operations	$(1,508,273)	(2,893,232)

Income /(loss) from discontinued operations of eMC	—	(20)

Net loss	$(1,508,273)	$(2,893,252)

Dividends attributed to preferred stock	(3,880,142)	(247,873)
Dividends in arrears on preferred stock	(5,385)	(5,385)

Net loss applicable to common stock	$(5,393,800)	$(3,416,510)

Basic and diluted net loss per common share from continuing operations	$(0.30)	$(0.45)

Basic and diluted net loss per common share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per common share	$(0.30)	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	17,830,688	6,930,800

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities

Net loss from continuing operations	$(1,508,273)	$(2,893,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,275	164,057
Non-cash compensation charges for stock options granted	34,248	—
Non-cash interest expense	350,848	424,477
Equity in loss of affiliates	—	963
Debt issuance costs	—	3,321
Loss on disposition of assets	—	47,793
Changes in operating assets and liabilities:
Securities owned, at fair value	4,910	7,114
Receivables from brokers, dealers and others	358,271	379,153
Advances to affiliates	—	(963)
Prepaid expenses and other current assets	(369,126)	3,024
Other assets	(1,090)	(2,243)
Accounts payable and accrued expenses	614,897	218,618
Payables to brokers, dealers and others	—	(93,090)
Securities sold, not yet purchased	(103,902)	(353,604)
Accrued severance and current portion of lease termination liability	(36,732)	—
Secured convertible note	(20,000)	(50,000)
Lease termination liability	(92,745)	—
Other liabilities	10,853	(11,737)

Net cash used in continuing operations	(741,566)	(2,156,349)

Cash Flows from Investing Activities
Purchase of property and equipment	(11,193)	(4,978)

Net cash used in investing activities	(11,193)	(4,978)

Cash Flows from Financing Activities

Proceeds from issuance of preferred stock	—	1,039,366
Proceeds from exercise of common stock purchase warrants	—	58,240

Net cash provided by financing activities	—	1,097,606

Net decrease in cash and cash equivalents	(752,759)	(1,063,721)

Cash and cash equivalents, beginning of period	2,249,187	2,250,601

Cash and cash equivalents, end of period	$1,496,428	$1,186,880

Supplemental disclosure of non-cash activities:
Conversion of interest payment on secured convertible note into common stock	$—	$154,545

Common stock issued upon conversion of preferred stock	$141,039	$—

Non-cash and accrued dividends on preferred stock	$3,885,527	$253,258

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004. The results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

Since our inception, we have recognized recurring operating losses and have financed our operations primarily through the issuance of debt and equity securities. As of June 30, 2004, we had an accumulated deficit of $116,924,901 and stockholders’ deficiency of $6,126,908, which raises substantial doubt as to our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next two to three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

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

Electronic Market Center, Inc. (Discontinued Operations)

We formed Electronic Market Center, Inc. (eMC) as a wholly-owned subsidiary in June 1998 to develop, operate and market a global electronic distribution channel for financial products and services. In April 2000, Vie’s board of directors agreed to fund eMC’s initial development efforts. After being unable to find other funding sources or consummate a sale of eMC to a third party, eMC’s board of directors voted on March 29, 2001 to begin the orderly winding down of its operations, including terminating all of its employees, selling its assets, and negotiating the settlement of its outstanding liabilities. eMC’s results are reflected as discontinued operations in the consolidated financial statements for all periods presented.

1. SIGNIFICANT ACCOUNTING POLICIES

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

If compensation had been determined based on the fair value at the grant date for awards in the three month periods ended June 30, 2004 and 2003, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended June 30,
	2004	2003
Net loss — as reported	$(1,508,273)	$(2,893,252)
Stock based employee compensation expense	(791,737)	(973,487)

Net loss — pro forma	$(2,300,010)	$(3,866,739)

PER SHARE DATA
Basic and diluted
Net loss per common share — as reported	$(0.30)	$(0.45)
Net loss per common share — pro forma	$(0.35)	$(0.59)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Risk-free interest rate	2.40%	1.41%
Volatility	726%	100%
Expected life	5.3 years	6.7 years
Expected dividends	None	None
Average turnover rate	2.42%	1.28%

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities, as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. FIN 46 had no effect on our financial statements for the period ended June 30, 2004, as we had no interests in special purpose entities. Application by us for all other types of variable interest entities is required in financial statements for periods ending no later than the quarter ended January 31, 2005. We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

3. RECENT DEVELOPMENTS

Common Stock Reverse Split

On April 8, 2004, our stockholders voted to amend our certificate of incorporation to authorize a 1-for-100 reverse split of our common stock. We completed the reverse split on April 20, 2004. The purposes of the reverse stock split were to create a sufficient number of authorized but unissued shares of our common stock to permit the full conversion of the series H convertible preferred stock (series H preferred) and the conversion or exercise of all other existing convertible securities, for future issuances of common stock or convertible securities, and to reduce the number of outstanding shares of common stock to a number that is more comparable with the market capitalization of similar companies in our industry. As a result of rounding up fractional shares held by registered stockholders on the effective date of the reverse split, we issued an additional 96 shares of common stock. All common share and per share numbers in this document have been restated to reflect the reverse split.

Series H Preferred Conversion

On September 30, 2003, we issued 35,000 shares of our series H preferred, par value $0.01, to SOFTBANK for gross proceeds of $3.5 million, and on October 9, 2003, we issued an additional 15,000 shares of our series H preferred to DFJ ePlanet for gross proceeds of $1.5 million. Further, in October 2003, we issued an additional 25,562 shares of our series H preferred to SOFTBANK and DFJ ePlanet upon their conversion of our subordinated convertible notes in the aggregate amount of $2,556,223 (see Note 5). On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the shares of series H preferred into shares of common stock. We issued 9,370,115 shares to SOFTBANK and 4,809,324 shares to DFJ ePlanet upon conversion of the series H preferred.

Each share of series H preferred was convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, or $0.5329 per share. The conversion price per share of the series H preferred was below the prevailing market prices of the underlying common stock on the dates of issuance. Therefore, we were recording the beneficial conversion feature of the series H preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the series H preferred, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion, and was limited to the amount of gross proceeds received in the transaction. The beneficial conversion feature on the series H preferred of $7,556,222 was being recognized as a dividend to the preferred stockholders over the period beginning on the dates of issuance and ending on September 30, 2004, the date the series H preferred holders would have had the right to convert the series H preferred into common stock. Upon the conversion of the series H preferred in April 2004, however, we recorded the entire remaining unrecognized beneficial conversion amount as a dividend. During the three months ended June 30, 2004, we recorded total dividends of $3,880,142 related to the series H beneficial conversion feature.

2002 Stock Option Plan

On June 15, 2004, our board of directors authorized an additional 3,590,957 shares of common stock to be reserved pursuant to the 2002 Stock Option Plan. Also on June 15, 2004, the board granted options to employees, directors and an outside advisor to the company to purchase an aggregate of 3,110,123 shares of common stock at an exercise price of $0.5329. We recorded a $34,248 non-cash compensation charge during the three months ended June 30, 2004 for the cost of 110,123 options granted to a third party.

4. RESTRUCTURING CHARGES AND RELATED LIABILITIES

During May 2003, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. Since then, we have made substantial progress by merging a number of our wholly-owned subsidiaries and consolidating our physical locations, resulting in ongoing operating cost reductions. Effective as of October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, 22nd Floor, New York, New York, which we have occupied since June 2002. On June 3, 2004, we completed an agreement to sublease our prior headquarters space at 1835 Market Street, Philadelphia, Pennsylvania. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees. We also reduced our headcount by 19% since June 30, 2003 to 30 employees at June 30, 2004.

In connection with the restructuring, specifically as a result of the finalization of the sublease for our Philadelphia office, we recorded charges of $49,190 during the three months ended June 30, 2004. We also recorded charges of $1,352,406 during the fiscal year ended March 31, 2004 in connection with the restructuring, These charges included severance paid to terminated employees, a charge for our remaining lease obligations on the Philadelphia office location, and losses on the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships.

The activity in the restructuring liabilities during the three months ended June 20, 2004 is as follows:

	Beginning Restructuring Liabilities	Additions	Reductions	Ending Restructuring Liabilities
Severance costs	$43,693	$—	$(43,693)	$—
Lease termination costs	659,672	40,065	(125,851)	573,886

Total	$703,365	$40,065	$(169,544)	$573,886

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

Investment by OptiMark Innovations Inc. and Secured Convertible Note

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with OptiMark Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 6,087,076 shares of common stock to Innovations in consideration for $7,272,727 in cash, and certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and the principal and accrued interest is convertible at any time into shares of our common stock at a rate of $5.15838 per share, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC International Investors, LDC, Innovations and us.

Since the Innovations note was convertible into shares of our common stock at a rate of $5.15838 per share, and the market price of our common stock was $17.00 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and we amortized $136,364 as interest expense during each of the three-month periods ended June 30, 2004 and 2003. Also during each of the three-month periods ended June 30, 2004 and 2003, we accrued the contractual interest at a rate of 7.5%, or $51,136, on the Innovations note. The note is reflected on the consolidated balance sheets net of the unamortized discount plus accrued interest. At June 30, 2004, the remaining unamortized discount is $1,556,061, and the accrued interest is $214,807.

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

We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and we amortized $74,250 as interest expense during each of the three-month periods ended June 30, 2004 and 2003. Also during each of the three-month periods ended June 30, 2004 and 2003, we recorded contractual interest of $89,098 on the note. The note is reflected on the consolidated balance sheets net of the unamortized discount plus accrued interest. At June 30, 2004, the remaining unamortized discount is $550,275, and the accrued interest is $765,508.

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

The warrant was immediately exercisable as to 22,500 shares of common stock, and becomes exercisable in quarterly installments of 22,500 shares each, beginning October 11, 2002. In addition, the warrant becomes immediately exercisable in full in the event of a change of control of Vie, as such term is defined in the warrant agreement. In no event, however, is RGC entitled to exercise and purchase shares of our common stock in excess of the number of shares of common stock that would result in RGC’s beneficially owning more than 4.9% of our outstanding shares of common stock. On April 15, 2003 and April 16, 2003, RGC exercised warrants to purchase 3,000 and 10,000 shares of our common stock, respectively. We issued an aggregate of 13,000 shares of our common stock and received proceeds of $58,240.

6. STOCKHOLDERS’ DEFICIENCY

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

Upon issuance and subsequent adjustment to the series G preferred conversion price, the conversion price was below the prevailing market price of the underlying common stock. Therefore, we recorded the beneficial conversion feature of the series G preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the preferred stock, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock on the dates of issuance, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. During the three months ended June 30, 2003, a beneficial conversion feature of $247,873 was recognized as a dividend to the preferred stockholders upon issuance of the shares.

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

7. RELATED PARTY TRANSACTIONS

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

On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the series H preferred shares into common stock. In connection with the 50,000 shares of series H preferred described above, we issued 6,567,836 shares of common stock to SOFTBANK and 2,814,787 shares of common stock to DFJ ePlanet upon the conversion (See Note 3).

Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue subordinated convertible notes and warrants to purchase shares of our common stock. The loan agreement was executed by and between Vie, SOFTBANK and DFJ ePlanet (See Note 5).

On April 21, 2004, after the reverse stock split became effective and we had a sufficient number of available shares to issue to the series H preferred holders, we exercised our right to convert all of the shares of series H preferred into shares of common stock. In connection with the 25,562 shares of series H preferred that were issued upon conversion of the notes described above, we issued 2,802,279 shares of common stock to SOFTBANK and 1,994,537 shares of common stock to DFJ ePlanet upon the series H preferred conversion (See Note 3).

Relationship with Innovations

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, as amended. Pursuant to the purchase agreement, we issued 6,087,076 shares of our common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrues interest at a rate of 7.5% per annum, matures in May 2007, and the principal and accrued interest is convertible at any time into shares of our common stock at a rate of $5.15838 per share, subject to customary anti-dilution adjustments. The note is secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Vie Financial Group. We paid Innovations interest of $20,000 on May 24, 2004 against the annual interest payment due on May 7, 2004 in the amount of $204,545. Innovations agreed to defer payment of the remaining interest payment until a later date. On June 18, 2003, Innovations converted $154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 29,962 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash.

As of June 30, 2004, Innovations is entitled to 26% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock.

In January 2003, we entered into a services agreement with OptiMark, Inc. whereby we provide office space and certain administrative and communications support personnel to OptiMark, Inc. As of June 30, 2004, OptiMark, Inc. owes us a balance of $32,519 under the services agreement.

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

8. NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three- month periods ended June 30, 2004 and 2003 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

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

During the three months ended June 30, 2004, our business continued to face difficult market conditions as a result of pricing pressure and lower levels of portfolio turnover in the U.S. equity markets. In addition, the competition from electronic trade execution providers and from traditional broker-dealers continued to increase. While market volatility remains historically low, large broker-dealers are aggressively competing for the portfolio trades that are a core component of our revenues. In this environment, however, we have managed to make substantial progress in acquiring new customers, expanding the trading products we offer, and increasing the number of shares traded on behalf of customers by 49%. Revenue per share, however, has decreased 43% in the first three months of the current fiscal year compared to the same period last year, and as a result, total revenues have decreased 12%. Despite the decrease in revenues, we recognized a 52% lower loss from operations, due primarily to the lower cost of providing some of our newer product offerings, the lower cost of providing liquidity on our guaranteed VWAP product, and improvements to our trading algorithms.

Despite these recent developments, we have recognized recurring operating losses since our inception and have financed our operations primarily through the issuance of debt and equity securities. As of June 30, 2004, we had an accumulated deficit of $116,924,901 and stockholders’ deficiency of $6,126,908, which raises doubt as to our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next two to three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

Critical Accounting Policies

Revenue Recognition

Revenues earned during each of the three-month periods ended June 30, 2004 and 2003 consist of commissions earned on a per share basis from our customers’ use of our trading services. Our products are offered directly through our subsidiary Vie Securities. Transactions in securities, including commission revenues and related expenses, are recorded on a trade-date basis.

Stock-Based Compensation

We have elected to apply APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. If we had elected to recognize compensation cost based on the fair value of the options granted to directors and employees at the grant date as prescribed by SFAS No. 123, our net loss for the three months ended June 30, 2004 would have been increased by $791,737.

Results of Operations

For the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

We incurred a net loss from continuing operations totaling $1,508,273 for the three months ended June 30, 2004, compared to $2,893,232 for the three months ended June 30, 2003. The decrease in net loss from continuing operations before preferred stock dividends is a result of a $1,264,570 decrease in the loss from operations and an aggregate decrease in non-operating expenses of $120,389.

Revenues for the three months ended June 30, 2004 decreased 12.3% to $1,951,705 from $2,225,360 for the three months ended June 30, 2003, primarily as a result of a decrease in the average commission rate per share, and despite an increase in the aggregate number of shares executed on behalf of customers. The increase in the number of shares traded is mainly a result of new customer acquisitions and additional product offerings, while the decrease in the average commission rate per share is mainly a result of industry-wide pricing pressure over the past year. We had two significant customers, defined as those customers contributing 10% or more of our total revenues, which generated approximately 11% and 12%, respectively, of the revenues during the three months ended June 30, 2004, while approximately 34%, 13% and 12%, respectively, of the revenues during the three months ended June 30, 2003, were from three customers.

Salaries and employee benefits decreased 24.2% to $973,479 for the three-month period ended June 30, 2004 from $1,283,408 for the three-month period ended June 30, 2003. The decrease is primarily due to salary reductions and a decrease in the number of employees. During the three-month periods ended June 30, 2004 and 2003, we employed an average of 29 and 37 employees, respectively, including those participating in the furlough programs during 2003. This decrease in the number of employees was part of our plan to reduce operating expenses, and was a result of our view that employee head count and related costs were too high in relation to the level of revenues that were being generated. We also paid $111,821 in sales commissions to employees during the three months ended June 30, 2004, compared to $12,000 in sales commissions recorded during the three months ended June 30, 2003. Our sales commission structure is based on gross profits for each account, which is generally calculated on a per trade basis as revenues less direct execution, clearing, settlement and related charges. The substantial increase in sales commissions paid to employees is due to higher gross profits as a result of lower costs in the current year period compared to the prior year period.

Professional fees increased 61.0% to $398,830 during the three months ended June 30, 2004 from $247,728 during the three months ended June 30, 2003. The increase was primarily a result of higher legal fees, partially offset by a decrease in accounting fees. We incurred $307,720 in legal expenses in the current period, compared to $164,475 in legal costs during the three months ended June 30, 2003. The increase in legal fees was a result of the Ashton Canada arbitration case with the Toronto Stock Exchange, which began in May 2004. The decrease in accounting fees was mainly a result of the consolidation of a number of our subsidiaries.

Brokerage, clearing and exchange fees decreased to $709,938 for the three months ended June 30, 2004 from $1,042,207 for the three months ended June 30, 2003. This decrease in transaction costs is despite the increase in shares executed on behalf of our customers during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. A significant component of brokerage, clearing and exchange fees are the rebates we pay to other parties to provide liquidity in our system for our customers’ orders. These costs are driven by the number of orders matched internally with participants, referred to as liquidity partners, that post buy and sell orders on our system, versus orders traded through our proprietary algorithms. Although we paid rebates on an increased portion of our order flow to our liquidity partners during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, we negotiated lower rebates with these liquidity partners and with other vendors for clearing and execution services. We expect these costs to continue to decline as a percentage of revenues over the rest of the fiscal year as we continue to increase the use of our proprietary trading algorithms.

Depreciation for the three-month period ended June 30, 2004 decreased 90.1% to $16,275 from $164,057 for the three-month period ended June 30, 2003, primarily as a result of the write-off of assets in connection with our restructuring in October 2003 as well as a portion of our assets becoming fully depreciated during the current period. Capital expenditures were $11,193 and $4,978 for the three months ended June 30, 2004 and 2003, respectively

We recorded a non-cash compensation charge of $34,278 during the three months ended June 30, 2004 for the cost of 110,123 stock options that were granted to an outside advisor to the company on June 15, 2004. Although these options were granted at an exercise price of $0.5329 per share, which was above the market price of $0.35 on the date of grant, we recorded the charge, which was based on a Black-Scholes valuation model, because the options were issued to a third party.

We recorded a 79.0% decrease in the loss on principal trading activities to $258,762 for the three months ended June 30, 2004 from $1,233,825 for the three months ended June 30, 2003. The trading loss reflects the use of our trading algorithm to provide liquidity to our customers. We provided liquidity at the VWAP to our customers during the fiscal year by using a combination of liquidity partners and our proprietary trading algorithms. The variable cost of providing this liquidity is reflected in the loss on trading activities and in the rebates we pay to the liquidity partners, which is a component of brokerage, clearing and exchange fees on our statements of operations. We realize trading gains or losses from the difference between the prices we achieve when trading through our algorithms and the prices we guarantee our customers. A combination of factors, including market fluctuations, trading errors and technical and operational issues, resulted in higher than expected trading losses during the three months ended June 30, 2003. In an effort to reduce our cost of providing liquidity, including these trading losses, we began matching a substantial portion of our order flow with our liquidity partners in June 2003. We expect to continue to utilize a mix of liquidity partners and proprietary or licensed trading algorithms over the next fiscal year for our guaranteed VWAP products. This mix allows us to have a greater degree of control over risk and, consequently, have more consistent profit margins than experienced in the past.

Selling, general and administrative expenses totaled $665,894 and $673,616 for the three months ended June 30, 2004 and 2003, respectively. The 1.1% decrease is primarily a result of a $91,563 decrease in occupancy expenses related to the closing of our Philadelphia offices, a $40,000 decrease in insurance premiums related to our directors’ and officers’ policy, and a $19,766 decrease in communications costs, partially offset by a $133,994 increase in costs in connection with services provided under soft dollar arrangements with our customers.

In connection with the relocation of our offices from Philadelphia to New York in October 2003, we finalized a sublease for our primary Philadelphia office location in June 2004. We recorded $655,982 related to the estimated Philadelphia lease obligations during the fiscal year ended March 31, 2004. As a result of the completion of the agreement, we recorded an additional $49,190 restructuring charge during the three months ended June 30, 2004.

Interest income decreased to $1,399 for the three months ended June 30, 2004 from $5,488 for the three months ended June 30, 2003, as a result of decreased rates and the lower average cash and cash equivalents balances.

Interest expense of $354,761 for the three months ended June 30, 2004 was comprised primarily of $187,500 related to the secured convertible note with Innovations and $163,348 related to the secured note with RGC. Interest expense of $427,162 for the three months ended June 30, 2003 was comprised primarily of $187,500 related to the secured convertible note with Innovations, $136,348 related to the secured note with RGC and $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities (see “Notes to Unaudited Consolidated Financial Statements”).

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

Liquidity and Capital Resources

At June 30, 2004, we had total assets of $2,937,292 compared to $3,688,098 at March 31, 2004. Current assets at June 30, 2004 totaled $2,413,981 and current liabilities from continuing operations were $2,165,767. Since our inception, we have recognized recurring operating losses and have financed our operations primarily through the issuance of debt and equity securities. As of June 30, 2004, we had an accumulated deficit of $116,924,901 and stockholders’ deficiency of $6,126,908, which raises doubt as to our ability to continue as a going concern.

We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next two to three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction. Further, any such financing or strategic transaction we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

At June 30, 2004, our principal source of liquidity was cash and cash equivalents of $1,496,428, and receivables from brokers, dealers and other of $428,974, compared to cash and cash equivalents of $2,249,187 and receivables from brokers, dealers and other of $787,245 at March 31, 2004. During the three months ended June 30, 2004, our accounts payable and accrued expenses increased to $2,023,714 from $1,403,431 at March 31, 2004. Although we have made recent substantial progress in increasing our revenues and reducing our operating costs, we have been unable to generate sufficient revenues to fund our operations as anticipated.

Included in our cash and receivables balances at June 30, 2004 is approximately $1.8 million that is invested in the net capital of our broker-dealer operations. We expect to use a portion of our excess net capital to fund our operations, which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and results of operations.

Aggregate Contractual Obligations

As of June 30, 2004, our other contractual obligations and commercial commitments consisted principally of long-term obligations under the secured note with RGC and the secured convertible note with Innovations, and minimum future rentals under non-cancelable operating leases. There has been no significant change to such arrangements and obligations since March 31, 2004. For additional information, see “Aggregate Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Related Party Transactions

We have a number of business relationships with related parties. For more information with respect to these transactions, see Note 7 to the Consolidated Financial Statements.

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

Risks Related to Our Financial Condition

We may be unable to continue operating as a “going concern”

We have not realized an operating profit and have experienced significant net operating losses since our inception in 1994. As of June 30, 2004, we have accumulated losses of approximately $117 million. The opinion of our independent auditors on our March 31, 2004 financial statements is subject to a “going concern” qualification and states that our recurring losses from operations and stockholders’ deficiency raise substantial doubt about our ability to continue as a going concern. We are actively exploring alternative sources of capital, including additional financing arrangements and strategic relationships with other firms. If we are unable to accomplish either of these objectives or generate sufficient cash flows from operations to fund our business within the next two to three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful in accomplishing these objectives, nor can we predict the terms or the impact on existing holders of our common stock of any potential financing or strategic transaction.

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

Most of our revenues were derived from only a few customers

Although our revenues have historically been concentrated among a small number of customers, our customer mix is susceptible to frequent change. Approximately 23% of the revenues earned during the three months ended June 30, 2004 were from transactions with two customers that each individually comprised greater than 10% of the total revenues for the period. During the three months ended June 30, 2003, approximately 59% of the revenues were from transactions with three customers that each individually comprised greater than 10% of the total revenues for the period. We can give no assurance that any of these customers will continue to do business with us, or that we will successfully obtain additional customers. Our arrangements with customers are not contractual, so our customers are free to trade with multiple service providers. Our future success will depend on continued growth in demand for our electronic trade execution services, and our ability to maintain customers. Further, if we are unable to achieve and maintain a diversified customer base, then the loss of individual customers may materially and adversely affect our business, financial condition and results of operations.

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

We are subject to net capital requirements that could limit our operations

A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand as planned or to maintain our present levels of business, which could have a material adverse effect on our results of operations. The SEC and the NASD have strict rules that require each of our broker-dealer affiliates to maintain sufficient net capital. If we fail to maintain the required net capital, the SEC or the NASD may impose sanctions, including suspending or revoking our broker-dealer’s registrations or memberships. Also, a change in the net capital rules, the imposition of new rules, a change in interpretation of the rules, or any unusually large charge against our net capital could limit our operations. In addition, the net capital requirements limit our ability to transfer funds from our broker-dealer affiliates to the parent company, which may affect our ability to repay our debts or fund our operations.

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

We need additional financing to fund our operations

We are actively exploring alternative sources of capital, which could result in additional financing arrangements or a strategic relationship with another firm. If we are unable to accomplish either of these objectives or attain profitability within the next two to three months, we will be unable to continue operating as an independent entity. There is no assurance that we will be successful. Further, additional financing could take the form of equity or debt offerings, spin-offs, joint ventures, or other collaborative relationships that may require us to issue shares or share revenue. Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all. Further, any additional financing we enter into would be subject to approval by Innovations pursuant to the Investors’ Rights Agreement.

Our cash position as of June 30, 2004 was $1,496,428 and receivables from brokers, dealers and others was $428,974. Included in our cash and receivables balances was approximately $1.8 million which was invested in the net capital of our broker-dealer operations. We expect to use a portion of our excess net capital to fund our operations which may limit our broker-dealer business operations. We may therefore be unable to grow and increase revenues at the rate we anticipate, which could adversely affect our financial condition and results of operations.

Risks Related to Your Investment in Our Common Stock

Sales of our shares by our principal stockholders or others may depress our stock price

Our principal common stockholders and their respective ownership amounts as of June 30, 2004 are as follows:

Entity	Shares Owned	% of Voting Stock Owned
SOFTBANK	9,370,115	40%
DFJ ePlanet	4,809,324	21%
Innovations	6,117,038	26%

SOFTBANK and DFJ ePlanet also have rights to acquire an additional 89,286 shares of our common stock upon exercise of warrants. Innovations also has rights to acquire an additional 570,350 shares upon conversion of a secured convertible note and related accrued interest. Pursuant to agreements with SOFTBANK, DFJ ePlanet and Innovations, we may be obligated to register the resale of shares of common stock held by each of those entities under certain conditions. The series G preferred investors have rights to acquire 2,256,856 shares of our common stock upon the conversion of the series G preferred and an additional 150,168 shares of our common stock upon exercise of warrants. The series G preferred investors are currently entitled to 10% of the aggregate voting rights of all classes of our common and preferred stock outstanding. We also have certain contractual obligations to register the resale of the shares of common stock issuable upon conversion of the series G preferred. The future public sale of our common stock by SOFTBANK, DFJ ePlanet, Innovations, or the series G preferred holders could dilute our common stock and depress its market value. These factors could also make it more difficult for us to raise funds or complete strategic transactions through future offerings of common stock.

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

We have a significant number of additional authorized but unissued shares of common stock as a result of the reverse stock split. If we issue additional shares in the future, the dilution to the ownership interest of our existing stockholders may be greater than would otherwise occur had a reverse stock split not been effectuated because the board of directors will have more authorized shares available for issuance.

If we issue additional shares of our common stock upon the exercise of options or warrants or the conversion of our convertible preferred stock, or if we raise additional capital through the issuance of new securities, you will incur dilution and our stock price may decline

Innovations currently holds a secured convertible note that entitles it to acquire an additional 570,350 shares of common stock upon conversion of the note, and the series G preferred investors are entitled to acquire an aggregate of 2,254,356 shares upon conversion of their preferred stock. In addition, we have outstanding options and warrants that may be exercised for an aggregate of 5,852,484 shares of common stock. If Innovations or the series G preferred investors exercise their conversion rights to acquire shares of common stock, our option and warrant holders exercise their securities, or if we raise additional capital through the issuance of new securities, the number of outstanding shares of our common stock will increase. To the extent that the number of outstanding shares of our common stock increases without a corresponding increase in the number of shares of common stock that you hold, you will incur dilution.

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

Risks Related to Our Management

Our future success is dependent on the retention of certain key personnel

Our future success depends upon the experience, skills and working relationship of our management team. Since May 7, 2002, we experienced a complete change in the members of our management team. On October 9, 2002, we hired Dean Stamos to be our new Chief Executive Officer. We have also experienced turnover in the roles of President, Chief Operating Officer and Chief Financial Officer during the prior fiscal year. The near-term success of our business will depend on the successful integration and reputation of these members of our management team. The longer-term success of our operations will depend in large part upon the hiring and retention of key personnel, which may require, among other things, execution of acceptable employment agreements with these individuals. Our ability to operate successfully may be jeopardized if we are unable to attract and retain skilled management and personnel to conduct our business.

Sales or grants of stock to our employees and key individuals will reduce your ownership percentage

We seek to attract and retain officers, directors, employees and other key individuals in part by offering them stock options and other rights to purchase shares of common stock. The exercise of these options, the grant of additional options, and the exercise thereof, could have a dilutive effect on our existing stockholders and may adversely affect the market price of our common stock. The exercise of options granted under our stock option plans will reduce the percentage ownership of our then-existing stockholders. We have reserved 5,493,168 shares of common stock for issuance pursuant to our 2002 Stock Option Plan, 64,500 shares of common stock for issuance pursuant to our 1998 Stock Option Plan, 25,500 shares of common stock for issuance pursuant to our 1999 Stock Option Plan and 30,000 shares of common stock for issuance pursuant to our 2000 Incentive Plan.

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

Our trading activities expose our capital to potential losses

We engage in securities trading activities through our subsidiary Vie Securities, which sometimes acts as principal to guarantee the VWAP for customer trades. These trading activities include the purchase, sale or short sale of securities and derivative securities. We sometimes guarantee our customers the VWAP for specified intervals of time at the time customer orders are executed, or at the beginning of the intervals. We then trade the orders through our proprietary trading algorithms with the intention of achieving the same price we have guaranteed the customer. We realize trading gains or losses to the extent of the difference between the prices we achieve and the prices we guaranteed our customers. These activities are subject to a number of risks including price fluctuations, rapid changes in the liquidity of markets, and trading errors, all of which subject our capital and our financial condition to substantial risks on a daily basis.

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

Our clearing broker may fail to provide our customers or us with accurate information about securities transactions

We rely on our clearing broker to discharge its obligations to our customers and us on a timely basis. If it fails to do so, our trading operations may suffer. Our trading and information systems are coordinated with the clearing and information systems of our clearing brokers. We rely on these systems to furnish us with certain information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. These systems may experience systems failure, interruptions, capacity constraints, or other errors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various management tools to monitor our exposure to market risks. Our exposure to market risk has not changed materially from that described in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2004. For a further discussion of our market risks and risk management policy, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 21, 2004, we exercised our right to convert all of the shares of series H preferred into shares of common stock. We issued 9,370,115 shares to SOFTBANK and 4,809,324 shares to DFJ ePlanet upon conversion of the series H preferred.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit #	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

We filed a Current Report on Form 8-K on May 25, 2004, on which we reported under Item 5, Other Events, that Vie issued a press release announcing the appointment of a new Director and the filling of vacancies on its Audit Committee.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vie Financial Group, Inc.
(Registrant)

Date: August 16, 2004	By:	/s/ Daniel A. Nole
Daniel A. Nole
Chief Financial Officer