Form 10-Q
period 2004-09-30
VIE FINANCIAL GROUP INC
filed 2004-11-22
CIK 1003740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date:

Common Stock $.01 par value	21,139,245
(Title of Class)	(No. of shares as of November 19, 2004)

VIE FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this document constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Portions of this document and other materials filed with the Securities and Exchange Commission contain statements that are forward-looking, such as statements relating to the anticipated liquidation of Vie Financial Group, Inc. and the expectation that Vie Financial Group, Inc. will have funds remaining to distribute to its stockholders. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	our ability to settle our remaining obligations with creditors;

•	the timing and related expenses of completing the Plan of Liquidation;

•	the determination of the amount of funds that the Company must hold back for liabilities in anticipation of the liquidation and wind-up of its business in accordance with the Plan of Liquidation;

•	other risk factors referred to in this Form 10-Q under the heading “Additional Factors That May Affect Future Results”.

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

ITEM 1. FINANCIAL STATEMENTS

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
Assets

Cash and cash equivalents	$21,382	$18,318
Prepaid expenses and other current assets	325,611	84,198
Current assets of subsidiary held for sale	2,232,960	3,228,979

Total current assets	2,579,953	3,331,495

Property and equipment, net of accumulated depreciation	—	1,835
Other assets	306,470	354,768

Total assets	$2,886,423	$3,688,098

Liabilities and Stockholders’ Deficiency

Accounts payable and accrued expenses	$1,397,641	$728,550
Accrued severance and current portion of lease termination liability	101,893	135,092
Net liabilities of discontinued operations of eMC	62,667	62,667
Current liabilities of subsidiary held for sale	1,302,388	822,476

Total current liabilities	2,864,589	1,748,785

Secured note	5,130,457	4,803,761
Secured convertible note	1,573,519	1,218,519
Secured promissory note	700,000	—
Lease termination liability	415,789	524,579
Other liabilities	14,299	39,951

Total liabilities	10,698,653	8,335,595

Commitments and contingencies

Preferred Stock – shares authorized: 3,000,000 590,000 shares designated as Series B – (liquidation preference equals $240,000); shares issued and outstanding; 24,000	240,000	240,000

100,000 shares designated as Series G – par value: $0.01; shares issued and outstanding: 12,000	120	120

100,000 shares designated as Series H – par value: $0.01; shares issued and outstanding: none and 75,562	—	756

Common stock - par value: $.01; shares authorized: 1,000,000,000; shares issued and outstanding; 21,139,245 and 6,959,711	211,392	6,959,711

Additional paid-in capital	110,387,193	99,723,729
Accumulated deficit	(118,610,223)	(111,531,101))
Accumulated other comprehensive loss	(40,712)	(40,712)

Total stockholders’ deficiency	(7,812,230)	(4,647,497)

Total liabilities and stockholders’ deficiency	$2,886,423	$3,688,098

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$—

Expenses:
Professional fees	382,960	79,584	566,568	192,751
Depreciation and amortization	922	30,559	1,835	111,309
Non-cash compensation charges	—	—	34,248	—
Selling, general and administrative	14,710	248,365	15,372	458,535
Restructuring charge	7,892	—	57,081	—

Total costs and expenses	406,484	358,508	675,104	762,595

Loss from operations	(406,484)	(358,508)	(675,104)	(762,595)

Interest income	608	1,870	2,002	5,181
Interest expense	(360,009)	(426,682)	(712,812)	(853,843)
Other expense	—	—	—	(47,793)
Debt issue costs	—	(3,321)	—	(6,642)
Equity in loss of affiliates	—	(656)	—	(1,619)

Loss from continuing operations	$(765,885)	$(787,297)	$(1,385,914)	$(1,667,311)

Loss from discontinued operations of eMC	—	—	—	(20)
Loss from discontinued operations of Vie Securities	(913,696)	(1,287,121)	(1,802,238)	(3,300,335)

Loss from discontinued operations	(913,696)	(1,287,121)	(1,802,238)	(3,300,355)

Net loss	$(1,679,581)	$(2,074,418)	$(3,188,152)	$(4,967,666)

Dividends attributed to preferred stock	—	(953,473)	(3,880,142)	(1,201,346)
Dividends in arrears on preferred stock	(5,443)	(5,443)	(10,828)	(10,828)

Net loss applicable to common stock	$(1,685,024)	$(3,033,334)	$(7,079,122)	$(6,179,840)

Basic and diluted net loss per common share from continuing operations	$(0.04)	$(0.25)	$(0.27)	$(0.41)

Basic and diluted net loss per common share from discontinued operations	$(0.04)	$(0.18)	$(0.09)	$(0.48)

Basic and diluted net loss per common share	$(0.08)	$(0.44)	$(0.36)	$(0.89)

Weighted average number of common shares outstanding, basic and diluted	21,139,245	6,959,710	19,484,966	6,945,255

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities

Net loss from continuing operations	$(1,385,914)	$(1,667,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,835	266,364
Non-cash compensation charges for stock options granted	34,248	—
Non-cash interest expense	701,696	848,954
Equity in loss of affiliates	—	1,619
Debt issuance costs	—	6,642
Loss on disposition of assets	—	47,793
Changes in operating assets and liabilities:
Advances to affiliates	—	(1,619)
Prepaid expenses and other current assets	(241,413)	(119,447)
Other assets	48,298	56,876
Accounts payable and accrued expenses	658,263	330,149
Accrued severance and current portion of lease termination liability	(33,199)	—
Secured convertible note accrued interest.	(20,000)	(50,000)
Lease termination liability	(108,790)	—
Other liabilities	(25,652)	(10,301)

Net cash used in continuing operations	(370,628)	(290,281)

Cash Flows from Investing Activities

Purchase of property and equipment	—	(31,181)
Investment in discontinued operations	(700,000)	(3,000,000)

Net cash used in investing activities	(700,000)	(3,031,181)

Cash Flows from Financing Activities

Proceeds from issuance of preferred stock	—	4,701,346
Proceeds from exercise of common stock purchase warrants	—	58,240
Proceeds from issuance of secured note	700,000
Issuance costs on common and preferred stock		(24,787)

Net cash provided by financing activities	700,000	4,734,799

Cash Flows from Continuing Operations	(370,628)	1,413,337
Cash Flows from Discontinued Operations	373,692	(1,086,273)

Net increase in cash and cash equivalents	3,064	327,064
Cash and cash equivalents, beginning of period	18,318	256,660

Cash and cash equivalents, end of period	$21,382	$583,274

Supplemental disclosure of non-cash activities:
Conversion of interest payment on secured convertible note into common stock	$—	$154,545

Common stock issued upon conversion of preferred stock	$141,039	$—

Non-cash and accrued dividends on preferred stock	$3,890,970	$1,212,174

The accompanying notes are an integral part of these consolidated financial statements.

VIE FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Interim Financial Statements

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004. The results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Sale of Assets and Plan of Liquidation

On November 19, 2004, the Company sold all of its equity interest in Vie Securities, LLC (a registered broker-dealer that was a wholly-owned subsidiary of the Company, and which constituted substantially all of the assets of the Company) to Piper Jaffray Companies (Piper Jaffray) for cash consideration of $15 million. On September 21, 2004, the Company, Vie Securities, LLC and Piper Jaffray executed an LLC Membership Interest Purchase Agreement (the Purchase Agreement), pursuant to which the Company agreed to transfer its equity interest in Vie Securities, LLC to Piper Jaffray, and Piper Jaffray agreed to pay $15 million in cash upon closing, and to loan the Company an additional $1 million prior to the closing, which was contributed to Vie Securities, LLC to fund its interim operating losses and was forgiven upon closing of the asset sale.

In light of the contemplated sale of substantially all of the Company’s assets, in September 2004, the Company’s board of directors approved the Plan of Liquidation authorizing the Company to liquidate its assets as set forth in such plan. The Company’s board of directors has discretion as to the timing and amount of distributions under the Plan of Liquidation. Concurrent with the signing of the Purchase Agreement, stockholders holding approximately 86% of the voting securities of the Company signed and delivered a written consent and irrevocable proxies approving the transaction. Those stockholders also approved the Plan of Liquidation authorizing the Company, among other things, to sell its assets (including by merger), pay distributions to creditors and others, and wind up its business and affairs, all in accordance with such plan. An Information Statement describing the transaction and such plan was filed with the SEC on October 12, 2004 and distributed to stockholders on October 14, 2004.

Also in connection with the Purchase Agreement, our secured lender, RGC International Investors LDC, entered into a Repayment Agreement with us on September 17, 2004. Under the Repayment Agreement with RGC, all obligations of Vie under the 7.5% senior secured note in the principal amount of $4,751,876 (RGC Note), including accrued interest of $903,114 through November 19, 2004, were satisfied in return for the payment of $1,425,563 out of the proceeds from the transaction; provided however, that to the extent the Company receives net proceeds from the sale of its equity interest in Gomez, Inc. and its joint venture equity interest in Kingsway-ATG Asia, Ltd. in excess of $500,000, RGC has the right to receive one-third of such proceeds in excess of $500,000. Vie’s obligations under the RGC Note have terminated, however, RGC retains its security interest with respect to Kingsway and Gomez until those assets are sold, transferred, or otherwise disposed of. The RGC Note is reflected on the September 30, 2004 consolidated balance sheet at the full amount of the outstanding principal and accrued interest, less the remaining unamortized discount (See Note 5).

Our other secured lender and a principal stockholder, Optimark Innovations, Inc., converted, concurrently with the closing of the sale of Vie Securities, LLC, all of the $2,727,273 of outstanding principal and $273,784 accrued interest through November 19, 2004 on the Senior Secured Convertible Promissory Note, dated May 3, 2002, issued by Vie to Innovations (the Innovations Note) for 581,783 shares of our common stock, pursuant to an agreement dated September 27, 2004. Following the conversion of the Innovations Note, Vie’s obligations under the Innovations Note terminated, and Innovations became a common stockholder of the Company. Innovations’ decision to convert the Innovations Note into common stock pursuant to its terms resulted in (i) Vie not being required to repay any of the outstanding principal and accrued interest that was due under the note in cash, (ii) Innovations owning an additional approximately 2.5% of the aggregate voting stock of the Company, and (iii) Vie having more cash available for use and distribution to creditors and other stockholders pursuant to the Plan of Liquidation. The Innovations Note is reflected on the September 30, 2004 consolidated balance sheet at the full amount of the outstanding principal and accrued interest, less the remaining unamortized discount (See Note 5).

Our principal stockholders are SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and SOFTBANK Capital LP, each a Delaware limited partnership (SOFTBANK), Draper Fisher Jurvetson ePlanet Ventures L.P., a Cayman Islands limited partnership, Draper Fisher Jurvetson ePlanet Partners Fund, LLC, a California limited liability company, and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, a German partnership (DFJ ePlanet), and OptiMark Innovations, Inc., a Delaware corporation (Innovations). SOFTBANK and DFJ ePlanet are entitled to 39% and 20%, respectively, of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK and DFJ ePlanet are also investors in Innovations, which controls approximately 28% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

Basis of Presentation

The consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from application of the liquidation basis of accounting. The liquidation basis is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. As the sale of Vie Securities on November 19, 2004 was completed subsequent to the September 30, 2004 balance sheet, the liquidation basis of accounting was not applied to the September 30, 2004 financial statements presented herein. Under this basis of accounting, assets are valued at their estimated net realizable value, and liabilities are stated at their estimated settlement amounts. The application of the liquidation basis of accounting in subsequent periods will require management to make significant estimates and judgments. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of our liabilities and obligations, actual costs incurred in connection with carrying out the Plan of Liquidation, including administrative costs during the liquidation period, and the amount of time it takes to complete the liquidation.

Discontinued Operations

Vie Securities, LLC

As the sale of Vie Securities, LLC met all the requirements of paragraph 30 of Statements of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as of the balance sheet date, the assets and liabilities of the subsidiary have been classified as held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented. As the Purchase Agreement anticipated selling the subsidiary for an amount in excess of its carrying value, no loss on disposal has been recognized and included as a component of discontinued operations.

The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at September 30, 2004, are as follows:

Cash	$1,659,344
Receivables from brokers, dealers and other	362,347
Prepaid expenses and other current assets	27,572
Property and equipment, net	131,697
Other assets	52,000

Current assets held for sale	2,232,960

Accounts payable and accrued expenses	1,263,186
Payables to brokers, dealers and other	9,884
Other liabilities	29,318

Current liabilities held for sale	$1,302,388

Electronic Market Center, Inc.

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

Principles of Consolidation

The accounts of each of our majority-owned subsidiaries for the periods presented, Vie Securities, UTTC, and Ashton Technology Canada, Inc., are consolidated with those of Vie Financial Group in our consolidated financial statements. All significant intercompany accounts and transactions between Vie Financial Group and its subsidiaries are eliminated in consolidation.

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

If compensation had been determined based on the fair value at the grant date for awards in the three and six month periods ended September 30, 2004 and 2003, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss — as reported	$(1,679,581)	$(2,074,418)	$(3,188,152)	$(4,967,666)
Stock based employee compensation expense	(448,517)	(855,262)	(1,240,282)	(1,828,748)

Net loss — pro forma	$(2,128,098)	$(2,929,680)	$(4,428,434)	$(6,796,414)

PER SHARE DATA
Basic and diluted
Net loss per common share — as reported	$(0.08)	$(0.44)	$(0.36)	$(0.89)
Net loss per common share — pro forma	$(0.10)	$(0.56)	$(0.43)	$(1.15)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	*	*	2.40%	1.41%
Volatility	*	*	726%	100%
Expected life	*	*	5.3 years	6.7 years
Expected dividends	*	*	None	None
Average turnover rate	*	*	2.42%	1.28%

*	No options were granted during either of the three-month periods ended September 30, 2004 or 2003.

Termination of Stock Options

Our 2002 Stock Option Plan provides that, upon the occurrence of a sale of substantially all of our assets, either (i) options will be assumed or replaced with other awards by the buyer, or (ii) 50% of the unvested portion of all options will accelerate (i.e., become vested and exercisable). As a result of our agreement to sell Vie Securities, LLC (which constituted substantially all of Vie’s assets) to Piper Jaffray, and based on the fact that Piper Jaffray did not assume or replace the existing Vie options, on October 20, 2004 Vie notified all option holders under the 2002 Stock Option Plan that 50% of the unvested portion of their options became exercisable effective as of that date, and that holders could exercise their vested options (vested included (i) the portion vested before the sale of Vie Securities, LLC, and (ii) the portion vesting because of the sale) within the fifteen (15) day period ending on November 4, 2004. No employees exercised their options during that period, and all 4,349,328 options outstanding under the 2002 Stock Option Plan terminated effective November 4, 2004.

3. RECENT DEVELOPMENTS

Settlement with the Toronto Stock Exchange

On September 20, 2004, the arbitrator in the claim filed by Ashton Technology Canada, Inc. (Ashton Canada), a majority-owned subsidiary of the Company, against the Toronto Stock Exchange (TSX) issued its decision in the liability phase of the arbitration proceedings, ruling that TSX breached the integration agreement; that Ashton Canada is entitled to recover such damages as it may have sustained as a result of TSX’s breach of the agreement; and that TSX’s counterclaim must be dismissed. The arbitrator ordered that TSX shall pay forthwith on a partial indemnity basis all reasonable costs and expenses, including legal fees and disbursements incurred by Ashton Canada in respect of the liability phase of the arbitration proceedings. The arbitrator also ruled that if the parties were unable to resolve the issue of damages, the arbitration would be reconvened to assess damages.

On October 22, 2004, the Company and Ashton Canada reached a settlement agreement in the arbitration proceedings with the TSX. The Company and Ashton Canada agreed to settle the claim filed against the TSX in exchange for a mutual release and gross proceeds of $2.65 million (US Dollars) plus legal fees of $230,000 Canadian Dollars, or the equivalent of approximately $185,000 US Dollars. As the settlement was finalized after the balance sheet date, the net proceeds of $2,075,000, after distribution of $575,000 in payment of legal and other related expenses, and the related gain on the settlement is not reflected in the September 30, 2004 financial statements. The Company received payment of the proceeds on October 22, 2004. We expect Ashton Canada to be dissolved and liquidated within the next several months, as it has completed its sole remaining objective of focusing on the arbitration claim with the TSX.

Ashton Canada filed the arbitration claim against TSX on June 11, 2003 for breach of contract under the June 7, 2000 integration agreement between Ashton Canada and TSX to introduce the Company’s eVWAP trading system. The arbitration claim stated that Ashton Canada designed, developed and was prepared to deploy eVWAP as a facility of the primary Canadian exchange when TSX circumvented the deployment of eVWAP without proper excuse. On August 22, 2003, TSX filed a counterclaim against Ashton Canada seeking specific performance of the integration agreement, or in the alternative, a declaration that it was entitled to terminate the agreement without penalty. The arbitration case began in May 2004, and was divided into two phases: a liability phase and a damages phase.

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

Each share of series H preferred was convertible at our election at any time into such number of shares of common stock that is determined by dividing the series H preferred purchase price per share ($100) by the conversion price, or $0.5329 per share. The conversion price per share of the series H preferred was below the prevailing market prices of the underlying common stock on the dates of issuance. Therefore, we were recording the beneficial conversion feature of the series H preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the series H preferred, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock, multiplied by the number of shares to be issued upon conversion, and was limited to the amount of gross proceeds received in the transaction. The beneficial conversion feature on the series H preferred of $7,556,222 was being recognized as a dividend to the preferred stockholders over the period beginning on the dates of issuance and ending on September 30, 2004, the date the series H preferred holders would have had the right to convert the series H preferred into common stock. Upon the conversion of the series H preferred in April 2004, however, we recorded the entire remaining unrecognized beneficial conversion amount as a dividend. During the three months ended September 30, 2004, we recorded total dividends of $3,880,142 related to the series H beneficial conversion feature.

2002 Stock Option Plan

On June 15, 2004, our board of directors authorized an additional 3,590,957 shares of common stock to be reserved pursuant to the 2002 Stock Option Plan. Also on June 15, 2004, the board granted options to employees, directors and an outside advisor to the company to purchase an aggregate of 3,110,123 shares of common stock at an exercise price of $0.5329. We recorded a $34,248 non-cash compensation charge during the three months ended June 30, 2004 for the cost of 110,123 options granted to a third party. All options outstanding under the 2002 Stock Option Plan were terminated effective November 4, 2004 (See Note 2).

4. RESTRUCTURING CHARGES AND RELATED LIABILITIES

In May 2003, we began implementing a plan to streamline our corporate organizational structure, reduce our operating expenses and reduce the cost of providing liquidity to our customers. On October 1, 2003, we consolidated our Philadelphia and New York offices by relocating our corporate headquarters and all operations to offices in the Grace Building, 1114 Avenue of the Americas, 22nd Floor, New York, New York, which we have occupied since June 2002. On June 3, 2004, we completed an agreement to sublease our prior headquarters space at 1835 Market Street, Philadelphia, Pennsylvania. Additionally, in September 2003, we instituted salary reductions for executives and a majority of non-executive employees, and we reduced our headcount substantially during the six-month period beginning in May 2003.

In connection with the restructuring, specifically as a result of the finalization of the sublease for our Philadelphia office, we recorded charges of $57,081 during the six months ended September 30, 2004. We also recorded charges of $1,352,406 during the fiscal year ended March 31, 2004 in connection with the restructuring. These charges included severance paid to terminated employees, a charge for our remaining lease obligations on the Philadelphia office location, and losses on the disposition and impairment of assets, including furniture and fixtures, computer equipment and our Philadelphia Stock Exchange memberships.

The activity in the restructuring liabilities during the six months ended September 30, 2004 is as follows:

	Beginning Restructuring Liabilities	Additions	Reductions	Ending Restructuring Liabilities
Severance costs	$43,693	$—	$(43,693)	$—
Lease termination costs	659,672	57,081	(199,071)	517,682

Total	$703,365	$57,081	$(242,764)	$517,682

We expect to pay the lease termination costs over the remaining lease term expiring in July 2010, or to otherwise settle our outstanding lease obligation in connection with the Plan of Liquidation. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded the lease termination liability at its fair value, based on the present value of expected future cash flows, net of estimated sub-rental income.

5. SHORT-TERM AND LONG-TERM OBLIGATIONS

RGC Bridge Loan and Exchange Agreement – Secured Note

On April 11, 2002, we entered into a securities exchange agreement with RGC International Investors, LDC (RGC) pursuant to which RGC exchanged its 9% secured convertible note for a four-year, 7.5% non-convertible zero-coupon senior secured note in the principal amount of $4,751,876 and a five-year warrant to purchase 90,000 shares of our common stock at an exercise price of $4.48 per share, subject to customary anti-dilution adjustments. The exchange note was secured by a blanket, first priority lien on our assets (except for certain intellectual property assets received by us as consideration in the transaction with Innovations). We entered into a Repayment Agreement on September 17, 2004 with RGC, whereby all obligations of Vie under the RGC Note were satisfied and the warrants were cancelled in return for the payment of $1,425,563 out of the proceeds from the sale of Vie Securities on November 19, 2004 (see Note 1).

We recorded the fair value of the warrant, or $1,188,000, as an initial discount on the exchange note, and we amortized $148,500 as interest expense during each of the six-month periods ended September 30, 2004 and 2003. Also during each of the six-month periods ended September 30, 2004 and 2003, we recorded contractual interest of $178,195 on the note. The note is reflected on the consolidated balance sheets net of the unamortized discount plus accrued interest. At September 30, 2004, the remaining unamortized discount is $476,025, and the accrued interest is $854,605.

The exchange agreement allowed us to redeem the exchange note at any time, in whole but not in part, for an amount equal to: 30% of the principal amount thereof plus all accrued and unpaid interest in year one; 53.3% of the principal amount thereof plus all accrued and unpaid interest in year two; 76.6% of the principal amount thereof plus all accrued and unpaid interest in year three; or 100% of the principal amount thereof plus all accrued and unpaid interest thereafter.

The warrant was immediately exercisable as to 22,500 shares of common stock, and became exercisable in quarterly installments of 22,500 shares each, beginning October 11, 2002. On April 15, 2003 and April 16, 2003, RGC exercised warrants to purchase 3,000 and 10,000 shares of our common stock, respectively. We issued an aggregate of 13,000 shares of our common stock and received proceeds of $58,240. The warrants were cancelled on November 19, 2004 pursuant to the September 17, 2004 Repayment Agreement with RGC.

Piper Jaffray Promissory Note – Secured Note

On September 20, 2004, we executed a Promissory Note in favor of Piper Jaffray, pursuant to which Piper Jaffray agreed to loan us $1 million. The loan was secured by certain of our assets, accrued interest at a rate of 5% per annum, and was scheduled to mature on the earlier of February 28, 2005, or, if Vie breached the Purchase Agreement with Piper Jaffray, six months after the date of breach. The Company received $700,000 under the Promissory Note on September 22, 2004, and the $300,000 balance of the loan on October 18, 2004. Vie contributed the entire $1 million from the Promissory Note to Vie Securities, LLC to fund its interim operating losses. The Promissory Note is reflected on the September 30, 2004 consolidated balance sheet in the principal amount of $700,000.

Upon consummation of the sale of Vie Securities, LLC on November 19, 2004, the aggregate $1 million in principal and the accrued interest was forgiven, and the related security interests released.

Investment by OptiMark Innovations Inc. and Secured Convertible Note

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with OptiMark Innovations dated as of February 4, 2002, and as amended. Pursuant to the purchase agreement, we issued 6,087,076 shares of common stock to Innovations in consideration for $7,272,727 in cash, and certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrued interest at a rate of 7.5% per annum, was scheduled to mature in May 2007, and the principal and accrued interest was convertible at any time into shares of our common stock at a rate of $5.15838 per share, subject to customary anti-dilution adjustments. The note was converted into 581,783 shares of our common stock on November 19, 2004 (See Note 1).

Since the Innovations note was convertible into shares of our common stock at a rate of $5.15838 per share, and the market price of our common stock was $17.00 per share on the date of the agreement, we recorded the beneficial conversion feature of the note in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. We recorded the beneficial conversion feature as an initial discount of $2,727,273 on the note, and we amortized $272,727 as interest expense during each of the six-month periods ended September 30, 2004 and 2003. Also during each of the six-month periods ended September 30, 2004 and 2003, we accrued the contractual interest at a rate of 7.5%, or $102,273, on the Innovations note. The note is reflected on the consolidated balance sheets net of the unamortized discount plus accrued interest. At September 30, 2004, the remaining unamortized discount was $1,419,697, and the accrued interest was $265,943.

We paid Innovations interest of $20,000 in May 2004 and $20,000 in October 2004 against the $204,545 annual interest payment due on May 7, 2004. On June 18, 2003, Innovations elected to receive $50,000 in cash and to convert the remaining $154,545 into 29,962 shares of our common stock in full satisfaction of the $204,545 interest payment due to Innovations on May 7, 2003.

Investment by SOFTBANK and DFJ ePlanet – Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue notes and warrants to the lenders. The loan agreement was executed by and among Vie, SOFTBANK and DFJ ePlanet. In accordance with the loan agreement, we issued SOFTBANK notes with an aggregate principal loan amount of $1.4 million, and issued notes to DFJ ePlanet with an aggregate principal loan amount of $1 million. Each lender’s note was due and payable on May 4, 2006 and accrued simple interest at 8% per annum.

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

In connection with the loan agreement, we also issued warrants to purchase 89,286 shares of common stock, which number is equal to $400,000 divided by the exercise price of the warrants. The exercise price of the warrants is initially $4.48 per share. The warrants are scheduled to expire on December 30, 2005. We recorded the fair value of the warrants, or $342,857, as an initial discount on the notes. The unamortized balance of the discount of $265,971 was charged to interest expense upon conversion of the notes during the fiscal year ended March 31, 2004. We amortized $25,629 and $51,258 of the discount as interest expense and recorded interest expense of $48,000 and $96,000 at the contractual rate of 8% during the three- and six-month periods, respectively, ended September 30, 2003. The notes are reflected on the September 30, 2003 consolidated balance sheet net of the remaining unamortized discount of $265,971, plus accrued interest of $144,000.

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

Upon issuance and subsequent adjustment to the series G preferred conversion price, the conversion price was below the prevailing market price of the underlying common stock. Therefore, we recorded the beneficial conversion feature of the series G preferred as a return to the preferred stockholders in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. The beneficial conversion feature of the preferred stock, represented by the intrinsic value, is calculated as the difference between the conversion price and the market price of the underlying common stock on the dates of issuance, multiplied by the number of shares to be issued upon conversion, and is limited to the amount of gross proceeds received in the transaction. During the six months ended September 30, 2003, a beneficial conversion feature of $247,873 was recognized as a dividend to the preferred stockholders upon issuance of the shares.

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

On April 21, 2004, SOFTBANK converted all of its series H preferred into 9,370,115 shares of common stock. SOFTBANK is entitled to 39% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. SOFTBANK also invests in Innovations, which controls 28% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

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

On April 21, 2004, DFJ ePlanet converted all of its series H preferred into 4,809,324 shares of common stock. DFJ ePlanet is entitled to 20% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock. DFJ ePlanet also invests in Innovations, which controls 28% of the aggregate voting rights with respect to all classes of our common and preferred voting stock.

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

Subordinated Convertible Notes

On December 30, 2002, we entered into a loan agreement that provided $2.4 million in principal amount to us and required us to issue subordinated convertible notes and warrants to purchase shares of our common stock. The loan agreement was executed by and between Vie, SOFTBANK and DFJ ePlanet (See Note 5). During October 2003, the principal and accrued interest on the subordinated convertible notes were converted into 25,562 shares of series H preferred.

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

Relationship with Innovations

On May 7, 2002, we closed the transactions contemplated by the securities purchase agreement with Innovations dated as of February 4, 2002, as amended. Pursuant to the purchase agreement, we issued 6,087,076 shares of our common stock to Innovations in consideration for $7,272,727 in cash, certain intellectual property and other non-cash assets. In addition, Innovations loaned us $2,727,273 in cash, evidenced by a senior secured convertible note in favor of Innovations. The note accrued interest at a rate of 7.5% per annum, was scheduled to mature in May 2007, and the principal and accrued interest was convertible at any time into shares of our common stock at a rate of $5.15838 per share, subject to customary anti-dilution adjustments. The note was converted into 581,783 shares of common stock on November 19, 2004 (See Note 1). The note was secured by a pledge and security agreement pursuant to which Innovations received a blanket lien on our assets, subject to the terms and conditions of the intercreditor, subordination and standstill agreement by and among RGC, Innovations and Vie Financial Group. We paid Innovations interest of $20,000 in May 2004 and $20,000 in October 2004 against the annual interest payment due on May 7, 2004 in the amount of $204,545. On June 18, 2003, Innovations converted $154,545 of the first year interest payment due and outstanding as of May 7, 2003 into 29,962 shares of Vie common stock, and we paid the $50,000 balance of the interest payment in cash.

Innovations is entitled to 28% of the aggregate voting rights with respect to all classes of our outstanding common and preferred voting stock.

In January 2003, we entered into a services agreement with OptiMark, Inc. whereby we provide office space and certain administrative and communications support personnel to OptiMark, Inc. As of September 30, 2004, OptiMark, Inc. owes us a balance of $56,527 under the services agreement, which was terminated effective August 20, 2004.

Investors’ Rights Agreement

On May 7, 2002, we also entered into an Investors’ Rights Agreement (the Rights Agreement) with Innovations. Pursuant to the Rights Agreement, Innovations acquired certain rights, including but not limited to: (i) preemptive rights to subscribe to future sales of our common stock, (ii) registration rights and (iii) the right to designate a number of directors to our board of directors proportionate to Innovations’ ownership of our common stock. In addition, so long as Innovations holds at least 20% of our common stock, we have agreed that we will not take certain actions without Innovations’ prior approval, including, among other things, (i) the issuance of additional common stock (with certain exceptions), (ii) the repurchase or redemption of our securities, (iii) a merger, consolidation or sale of substantially all of our assets or (iv) engaging in any business other than the business we currently engage in. So long as Innovations has the right to appoint at least one director, certain actions by our board of directors cannot be taken without the approval of at least one of the directors appointed by Innovations. Such actions include, among other things, making capital expenditures in excess of certain limits, acquisitions or sales of assets with a value in excess of $50,000 within any fiscal year, incurring debt in excess of $100,000 (with certain exceptions) and repurchasing or redeeming our securities. We received the written consent of Innovations in connection with the sale of Vie Securities, LLC to Piper Jaffray.

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

8. NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the three and six month periods ended September 30, 2004 and 2003 because we have incurred net losses; therefore, the effect of our dilutive securities is anti-dilutive in those periods.

9. SUBSEQUENT EVENTS

Sale of Assets to Piper Jaffray

On October 18, 2004, we received the $300,000 balance of the funds due from Piper Jaffray under the Promissory Note dated September 20, 2004. Vie contributed the proceeds to Vie Securities, LLC to fund its interim operating losses.

On November 19, 2004, the Company completed the sale of its entire equity interest in Vie Securities, LLC, which constituted substantially all of the assets of the Company, to Piper Jaffray Companies for cash consideration of $15 million, as contemplated by the September 21, 2004 LLC Membership Interest Purchase Agreement by and among the Company, Vie Securities, LLC and Piper Jaffray. In connection with the completion of the sale, the $1 million loan from Piper Jaffray was forgiven and the related security interests in Vie’s assets was released (See Note 1).

Also in connection with the completion of the sale on November 19, 2004, and pursuant to the September 17, 2004 Repayment Agreement with RGC, all obligations of Vie under the 7.5% RGC Note, with an outstanding principal balance of $4,751,876 and accrued interest balance of $903,114 were satisfied in return for the payment of $1,425,563 out of the proceeds from the transaction (See Note 1).

Concurrently with the completion of the sale of Vie Securities, LLC, on November 19, 2004, all of the $2,727,273 of outstanding principal and $273,784 accrued interest on the Senior Secured Convertible Promissory Note, dated May 3, 2002, issued by Vie to Innovations (the “Innovations Note”) was converted into 581,783 shares of our common stock, pursuant to an agreement dated September 27, 2004. Following the conversion of the Innovations Note, Vie’s obligations under the Innovations Note terminated, and Innovations became a common stockholder of the Company. Innovations’ decision to convert the Innovations Note into our common stock pursuant to its terms resulted in (i) Vie not being required to repay any of the outstanding principal and accrued interest that was due under the note in cash, (ii) Innovations owning an additional approximately 2.5% of the aggregate voting stock of the Company, and (iii) Vie having more cash available for use and distribution to creditors and other stockholders pursuant to the Plan of Liquidation.

Settlement with the Toronto Stock Exchange

On October 22, 2004, the Company and Ashton Canada reached a settlement agreement in the arbitration proceedings with the TSX. The Company and Ashton Canada agreed to settle the claim filed against the TSX in exchange for a mutual release and proceeds of $2.65 million (US Dollars) plus legal fees of $230,000 Canadian Dollars, or the equivalent of approximately $185,000 US Dollars. As the settlement was finalized after the balance sheet date, the net proceeds of $2,075,000, after distribution of $575,000 in payment of legal and other related expenses, and the related gain on the settlement is not reflected in the September 30, 2004 financial statements. The Company received payment of the proceeds on October 22, 2004. We expect Ashton Canada to be dissolved and liquidated within the next several months, as it has completed its sole remaining objective of focusing on the arbitration claim with the TSX.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vie Financial Group, Inc. and its subsidiaries were in the business of providing electronic trading services to institutional investors and broker-dealers until the completion of the sale of the Company’s operating business, Vie Securities, LLC, on November 19, 2004. We plan to file a certificate of dissolution with the state of Delaware and to liquidate and wind up pursuant to the Plan of Liquidation approved by our board of directors and stockholders in September 2004. We also plan to file with the SEC to deregister under the Securities Exchange Act of 1934 and to suspend trading of our common stock.

On November 19, 2004, the Company sold all of its equity interest of Vie Securities, LLC (a registered broker-dealer that was a wholly-owned subsidiary of the Company, and which constituted substantially all of the assets of the Company) to Piper Jaffray Companies (Piper Jaffray) for cash consideration of $15 million. On September 21, 2004, the Company, Vie Securities, LLC and Piper Jaffray executed a LLC Membership Interest Purchase Agreement (the Purchase Agreement), pursuant to which the Company agreed to transfer its equity interest of Vie Securities, LLC to Piper Jaffray, and Piper Jaffray agreed to loan the Company an additional $1 million, which was forgiven upon closing of the asset sale.

In light of the contemplated sale of substantially all of the Company’s assets, the Company’s board of directors approved the Plan of Liquidation authorizing the Company to liquidate its assets as set forth in such plan. The Company’s board of directors has discretion as to the timing and amount of distributions under the Plan of Liquidation. Concurrent with the signing of the Purchase Agreement, stockholders holding approximately 86% of the voting securities of the Company signed and delivered a written consent and irrevocable proxies approving the transaction. Those stockholders also approved the Plan of Liquidation authorizing the Company, among other things, to sell its assets (including by merger), pay distributions to creditors and others, and wind up its business and affairs, all in accordance with such plan.

Discontinued Operations

Until November 19, 2004 when we completed the sale of our sole operating business, Vie Securities, LLC, we offered securities trade execution services to our customers through our proprietary algorithms that were designed to minimize market impact, provide our customers an anonymous presence in the marketplace, and achieve various benchmarks including, but not limited to, the volume-weighted average price (VWAP).

As the sale of Vie Securities, LLC met all the requirements of paragraph 30 of Statements of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as of the balance sheet date, the assets and liabilities of the subsidiary have been classified as held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented.

The major components of discontinued operations for the three months and the six months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,327,355	$2,503,429	$4,279,060	$4,728,789
Total costs and expenses	(3,241,051)	(3,790,550)	(6,081,298)	(8,029,144)

During the three months ended September 30, 2004, our business continued to face difficult market conditions as a result of pricing pressure and lower levels of portfolio turnover in the U.S. equity markets. In addition, the competition from electronic trade execution providers and from traditional broker-dealers continued to increase. The 29% and 45% lower losses from discontinued operations during the three months and six months ended September 30, 2004, respectively were due primarily to the lower cost of providing some of the newer product offerings, the lower cost of providing liquidity on the guaranteed VWAP product, and improvements to our trading algorithms over the past year. We also recognized lower selling, general and administrative costs related to the discontinued operations as a result of the organizational restructuring we implemented over the past year, despite an increase in the percentage of the total company expenses allocated to the discontinued operations as a result of a change in our corporate overhead allocation methodology that became effective on October 1, 2003.

Results of Operations

For the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

We incurred a net loss from continuing operations totaling $765,885 for the three months ended September 30, 2004, compared to $787,297 for the three months ended September 30, 2003. The decrease in net loss from continuing operations before preferred stock dividends is a result of a $47,976 increase in the loss from operations and an aggregate decrease in non-operating expenses of $69,388.

All of our employees were engaged in the discontinued operations of Vie Securities, LLC during the three months ended September 30, 2004 and 2003, and as a result, we did not recognize any salaries or employee benefits in the results of continuing operations for the periods. In connection with the Plan of Liquidation, the Company is initially retaining two full-time employees to perform the liquidation process.

Professional fees increased 381% to $382,960 during the three months ended September 30, 2004 from $79,584 during the three months ended September 30, 2003. The increase was primarily a result of higher legal fees related to the negotiation and completion of the sale of Vie Securities, LLC and the Ashton Canada arbitration case with the Toronto Stock Exchange. Additionally, the corporate overhead allocation methodology that was in place in the prior year period resulted in the allocation of approximately two-thirds of the total professional fees for the three months ended September 30, 2003 to the discontinued operations, whereas approximately 30% of the total professional fees for the three months ended September 30, 2004 were allocated to the discontinued operations. We expect professional fees to be a substantial component of the ongoing operating expenses of the Company as we work to complete the Plan of Liquidation.

Depreciation for the three-month period ended September 30, 2004 decreased 97% to $922 from $30,559 for the three-month period ended September 30, 2003, primarily as a result of the write-off of assets in connection with our restructuring in October 2003 as well as a portion of our assets becoming fully depreciated.

Selling, general and administrative expenses totaled $14,710 and $248,365 for the three months ended September 30, 2004 and 2003, respectively. The decrease is a result of a change in the corporate overhead allocation methodology that became effective on October 1, 2003, resulting in the allocation of approximately 98% of the total selling, general and administrative expenses for the three months ended September 30, 2004 to the discontinued operations, compared to 63% of the total selling, general and administrative expenses for the three months ended September 30, 2003 allocated to the discontinued operations. We expect our ongoing selling, general and administrative expenses as we execute the Plan of Liquidation to include certain administrative costs and insurance premiums in connection with the run-off liability coverage of our directors and officers.

Interest expense of $360,009 for the three months ended September 30, 2004 was comprised primarily of $187,500 related to the secured convertible note with Innovations and $163,348 related to the secured note with RGC. Interest expense of $426,682 for the three months ended September 30, 2003 was comprised primarily of $187,500 related to the secured convertible note with Innovations, $136,348 related to the secured note with RGC and $73,629 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities (see “Notes to Unaudited Consolidated Financial Statements”).

For the Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003

We incurred a net loss from continuing operations totaling $1,385,914 for the six months ended September 30, 2004, compared to $1,667,311 for the six months ended September 30, 2003. The decrease in net loss from continuing operations before preferred stock dividends is a result of an $87,491 decrease in the loss from operations and an aggregate decrease in non-operating expenses of $193,906.

All of our employees were engaged in the discontinued operations of Vie Securities, LLC during the six months ended September 30, 2004 and 2003, and as a result, we did not recognize any salaries or employee benefits in the results of continuing operations for the periods. In connection with the Plan of Liquidation, the Company is initially retaining two full-time employees to perform the liquidation process.

Professional fees increased 194.0% to $566,568 during the six months ended September 30, 2004 from $192,751 during the six months ended September 30, 2003. The increase was primarily a result of higher legal fees related to the negotiation and completion of the sale of Vie Securities, LLC and the Ashton Canada arbitration case with the Toronto Stock Exchange. Additionally, the corporate overhead allocation methodology that was in place in the prior year period resulted in the allocation of approximately 56% of the total professional fees for the six months ended September 30, 2003 to the discontinued operations, whereas approximately 40% of the total professional fees for the six months ended September 30, 2004 were allocated to the discontinued operations.

Depreciation for the six-month period ended September 30, 2004 decreased 98% to $1,835 from $111,309 for the six-month period ended September 30, 2003, primarily as a result of the write-off of assets in connection with our restructuring in October 2003 as well as a portion of our assets becoming fully depreciated.

We recorded a non-cash compensation charge of $34,278 during the six months ended September 30, 2004 for the cost of 110,123 stock options that were granted to an outside advisor to the company on June 15, 2004. Although these options were granted at an exercise price of $0.5329 per share, which was above the market price of $0.35 on the date of grant, we recorded the charge, which was based on a Black-Scholes valuation model, because the options were issued to a third party. All options issued under the 2002 Stock Option Plan, including these, were terminated effective November 4, 2004.

Selling, general and administrative expenses totaled $15,372 and $458,535 for the six months ended September 30, 2004 and 2003, respectively. The decrease is a result of a change in the corporate overhead allocation methodology that became effective on October 1, 2003, resulting in the allocation of approximately 99% of the total selling, general and administrative expenses for the six months ended September 30, 2004 to the discontinued operations, compared to 66% of the total selling, general and administrative expenses for the six months ended September 30, 2003 allocated to the discontinued operations.

In connection with the relocation of our offices from Philadelphia to New York in October 2003, we finalized a sublease for our primary Philadelphia office location in June 2004. We recorded $655,982 related to the estimated Philadelphia lease obligations during the fiscal year ended March 31, 2004. As a result of the completion of the agreement, we recorded an additional $57,081 restructuring charge during the six months ended September 30, 2004.

Interest expense of $712,812 for the six months ended September 30, 2004 was comprised primarily of $375,000 related to the secured convertible note with Innovations and $326,696 related to the secured note with RGC. Interest expense of $853,843 for the six months ended September 30, 2003 was comprised primarily of $375,000 related to the secured convertible note with Innovations, $326,696 related to the secured note with RGC and $147,258 related to the subordinated convertible notes with the SOFTBANK and DFJ ePlanet entities.

Other expense of $47,793 for the six months ended September 30, 2003 represents a loss on the disposal of computer equipment in our majority-owned subsidiary, Ashton Technology Canada, Inc.

Liquidity and Capital Resources and Plan of Liquidation

Plan of Liquidation

Pursuant to the Plan of Liquidation approved by our board of directors and stockholders, the Company intends to effect a liquidation of its remaining assets in an effort to realize the maximum value for these assets and repay its obligations to creditors and distribute any remaining cash to our stockholders. The board of directors may decide under the authority of the Plan of Liquidation that it is in the best interests of the Company and its stockholders to sell its remaining assets or merge into another company. The Plan of Liquidation gives the Company the authority to complete in its discretion (including as to timing) the following corporate actions:

•	collect, sell, exchange or otherwise dispose of all of its property and assets in one or more transactions upon such terms and conditions as the board of directors, in its absolute discretion, deems expedient and in the best interests of the Company’s stockholders;

•	transfer the Company’s property and assets (including cash, cash equivalents and accounts receivables) to a liquidating trust or trusts established pursuant to the Plan of Liquidation;

•	pay any distributions to creditors, employees and others pursuant to the Plan of Liquidation;

•	pursue lawsuits, claims and arbitration awards by the Company and defending against the same; and

•	wind up the affairs of the Company.

The Company will continue the sale and disposition of its business and assets and such assets and properties may be sold in bulk to one buyer or a number of buyers in one or a series of transactions. The Company will not be required to obtain appraisals or other third party opinions as to the value of its properties and assets in connection with the liquidation. In connection with such collection, sale, exchange and other disposition, the Company shall collect or make provision for the collection of all accounts receivable, debts and amounts owing to the Company.

Upon liquidation, if the Company pays distributions, it shall do so in accordance with the Plan of Liquidation in the following order of distribution: first to creditors, second to Series B Preferred stockholders (which have the right to a liquidation preference and accumulated dividends pursuant to the Certificate of Designations for Series B Convertible Preferred Stock), and third to common stockholders and Series G Preferred stockholders together.

The Company received gross proceeds of $2,650,000 in connection with Ashton Canada’s settlement of the arbitration proceedings with the Toronto Stock Exchange on October 22, 2004, of which it has subsequently distributed $575,000 in payment of legal and other related expenses. Additionally, Vie received proceeds of $13,574,437 in cash from Piper Jaffray on November 19, 2004 pursuant to the Purchase Agreement and upon closing of the sale of Vie Securities, LLC, after the payment by Piper Jaffray of $1,425,563 million of the $15 million cash consideration on our behalf directly to our senior secured lender, RGC, as payment in full of the RGC Note, pursuant to the Repayment Agreement. The Company plans to use approximately $2.3 million to fund business operations and expenses related to the Plan of Liquidation, including any funds that the Company must hold back for liabilities in anticipation of the liquidation and wind-up of its business in accordance with the Plan of Liquidation. There can be no assurance that $2.3 million will be sufficient to fund business operations and expenses related to the Plan of Liquidation. The amount could be greater depending on, among other factors, the amount of time to liquidate, professional fees and the cost of winding up Vie’s interests in its subsidiaries and Kingsway, and legal costs related to settling future potential claims against the Company. Apart from the transfer to RGC, creditors and stockholders will not directly receive funds from the Asset Sale.

Aggregate Contractual Obligations

As of September 30, 2004, our other contractual obligations and commercial commitments consisted principally of long-term obligations under the secured note with RGC and the secured convertible note with Innovations, and minimum future rentals under non-cancelable operating leases. There has been no significant change to such arrangements and obligations since March 31, 2004, other than those described above in connection with the sale of Vie Securities, LLC. For additional information, see “Aggregate Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Related Party Transactions

We have a number of business relationships with related parties. For more information with respect to these transactions, see Note 7 to the Consolidated Financial Statements.

Additional Risk Factors That May Affect Future Results

Forward-looking statements in this document and those made from time to time by members of our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future financial results, as well as other estimates are only estimates, and there can be no assurance that actual results will not materially differ from our expectations. Vie’s plan is to conclude the business activities of the Company in accordance with its Plan of Liquidation. The timing of and completion of these objectives are subject to a number of risks and uncertainties, including those set forth below.

THE TOTAL VALUE OF THE DISTRIBUTIONS THAT THE COMPANY’S STOCKHOLDERS MAY RECEIVE IS SUBJECT TO MANY VARIABLES AND RISKS.

Holders of Vie’s securities may receive cash after funds are reserved to pay its creditors. The amount available for distribution will depend on many variables, including the amounts, if any, realized on the sale or disposition of Vie’s remaining assets, the costs and expenses related to selling such assets, the amounts of Vie’s actual and potential liabilities and legal and other expenses incurred in carrying out the Company’s Plan of Liquidation. All of these amounts may ultimately be different than Vie’s current estimates. If these estimates are incorrect, then the Plan of Liquidation may not yield liquidating distributions to its stockholders. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating distributions will occur within the currently estimated timetable.

YOU MAY BE LIABLE TO CREDITORS OF THE COMPANY IF YOU RECEIVE AN EXCESS DISTRIBUTION AND THERE ARE INSUFFICIENT ASSETS AVAILABLE TO SATISFY CLAIMS OF CREDITORS.

Under Delaware law, the Company (i) must pay or make reasonable provision to pay all calims and obligations, including all contingent, conditional or unmatured contractual claims known to the Company, (ii) must make such provisions as will be reasonably likely to be sufficient to provide compensation for any claim against the Company which is the subject of a pending action, suit or proceeding to which the Company is a party and (iii) must make such provision as will be reasonably likely to be sufficient to provide compensation for claims that have not been made known to the Company or that have not arisen, but that, based on facts known to the Company, are likely to arise or to become known to the Company within 10 years after the date of dissolution. Only any remaining assets may be distributed to the stockholders of the Company. It is impossible for the Company’s board of directors to know with certainty that all claims and potential claims are provided for adequately during the three-year winding-up period provided by Delaware law. In the event that the assets reserved are insufficient to satisfy all of the claims that arise within the applicable claim period, the unpaid creditors may be entitled to compensation from any stockholder receiving distributions, up to, in the aggregate, the amount assets distributed to such stockholder in dissolution.

YOU WILL BE UNABLE TO TRANSFER YOUR VIE SHARES UPON THE DISSOLUTION OF VIE.

Upon filing of its certificate of dissolution with the Delaware secretary of state, Vie will close its stock transfer record books as permitted under Delaware law and delist its securities from the over-the-counter bulletin board. At that time, Vie will no longer recognize any transfers of shares of its stock, except by will, intestate succession or otherwise by operation of law, thereby eliminating the liquidity in its shares. We also intend to file with the SEC to deregister under the Securities Exchange Act of 1934, which will mean that the Company will no longer be subject to the reporting obligations of the Act, and accordingly, will no longer make periodic filings.

OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF WE LOSE KEY PERSONNEL.

We will depend on the experience and efforts of our management team to effect the Plan of Liquidation and to settle and resolve any claims against us. These executives have significant experience with respect to the Company’s assets and operating history and any claims against it. The loss of any of their services could harm the execution of the Company’s Plan of Liquidation.

OUR INSURANCE COVERAGE IS LIMITED AND MAY NOT COVER LOSSES THAT WE SUFFER.

The remaining cash proceeds received from the sale of our assets and the settlement of the arbitration claim with the Toronto Stock Exchange are maintained in an interest bearing checking account. Such account is only insured by the FDIC up to the amount of $100,000. Therefore, such funds are subject to possible loss in the event of a bank failure. An uninsured loss would significantly harm our ability to make distributions to our stockholders.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 20, 2004, the arbitrator in the claim filed by Ashton Technology Canada, Inc. (Ashton Canada), a majority-owned subsidiary of the Company, against the Toronto Stock Exchange (TSX) issued its decision in the liability phase of the arbitration proceedings, ruling that TSX breached the integration agreement; that Ashton Canada is entitled to recover such damages as it may have sustained as a result of TSX’s breach of the agreement; and that TSX’s counterclaim must be dismissed. The arbitrator ordered that TSX shall pay forthwith on a partial indemnity basis all reasonable costs and expenses, including legal fees and disbursements incurred by Ashton Canada in respect of the liability phase of the arbitration proceedings. The arbitrator also ruled that if the parties were unable to resolve the issue of damages, the arbitration would be reconvened to assess damages. On October 22, 2004, the Company and Ashton Canada reached a settlement agreement in the arbitration proceedings with the TSX. The Company and Ashton Canada agreed to settle the claim filed against the TSX in exchange for a mutual release and proceeds of $2.65 million (US Dollars) plus legal fees of $230,000 Canadian Dollars, or the equivalent of approximately $185,000 US Dollars.

On September 17, 2004, we settled the outstanding claims filed by two former employees against us. The claims were initially filed in May 2003 with the U.S. Department of Labor/ Occupational Safety & Health Administration (DOL). The claims both alleged employment practice issues under the Sarbanes-Oxley Act of 2002. On June 12, 2003, we responded to both claims and denied all allegations. Under the Sarbanes-Oxley Act, claimants can file a civil suit if the DOL has not issued a final decision within 180 days of the filing of the complaint. On January 30, 2004, the former employees filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The settlement of these claims did not have a material adverse impact on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on September 22, 2004, our stockholders approved the proposal to elect five directors to serve until the next annual meeting and until their successors have been duly elected and qualified. The number of votes cast for, against or withheld, as well as the number of abstentions was as follows:

(i)	Election of directors:

Name of Nominee	(Withhold Authority)
	For	Against	Abstain
Ronald D. Fisher	17,267,980	—	7,719
William A. Lupien	17,267,996	—	7,703
Jonah M. Meer	17,268,051	—	7,648
Dean G. Stamos	17,267,990	—	7,709
Robert J. Warshaw	17,267,985	—	7,714

ITEM 6. EXHIBITS

(A)	Exhibits

Exhibit #	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

We filed a Current Report on Form 8-K on September 22, 2004, on which we reported under Item 1.01, Entry into a Material Definitive Agreement, that Vie entered into the LLC Membership Interest Purchase Agreement, Promissory Note and Security Agreement with Piper Jaffray Companies, and the Repayment Agreement with RGC International Investors, LDC, and that the Board approved the Plan of Liquidation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vie Financial Group, Inc.
(Registrant)

Date: November 19, 2004	By:	/s/ Daniel A. Nole
Daniel A. Nole
Chief Financial Officer